Form 10-Q
period 2018-06-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2018-07-25
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at June 30, 2018: 471,604,684

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at June 30, 2018, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(a)	2018	2017(a)
OPERATING REVENUES	$4,069	$4,404	$7,932	$8,377
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	894	1,018	1,713	1,917
Other operations and maintenance	849	844	1,626	1,683
Merger-related	1	4	1	15
Depreciation and amortization	831	886	1,688	1,505
Gains on disposal of a business/assets - net	(39)	(1)	(55)	(1,101)
Taxes other than income taxes and other - net	371	377	750	720
Total operating expenses - net	2,907	3,128	5,723	4,739
OPERATING INCOME	1,162	1,276	2,209	3,638
OTHER INCOME (DEDUCTIONS)
Interest expense	(394)	(430)	(620)	(790)
Benefits associated with differential membership interests - net	—	119	—	244
Equity in earnings of equity method investees	54	66	251	97
Allowance for equity funds used during construction	22	25	44	47
Interest income	10	19	28	39
Gain on NEP deconsolidation	—	—	3,935	—
Gains on disposal of investments and other property - net	3	3	53	48
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net	13	—	(7)	—
Other net periodic benefit income	51	10	102	53
Other - net	10	5	16	(17)
Total other income (deductions) - net	(231)	(183)	3,802	(279)
INCOME BEFORE INCOME TAXES	931	1,093	6,011	3,359
INCOME TAXES	230	289	1,479	964
NET INCOME	701	804	4,532	2,395
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	94	(11)	691	(19)
NET INCOME ATTRIBUTABLE TO NEE	$795	$793	$5,223	$2,376
Earnings per share attributable to NEE:
Basic	$1.69	$1.69	$11.09	$5.08
Assuming dilution	$1.64	$1.68	$10.95	$5.05
Dividends per share of common stock	$1.11	$0.9825	$2.22	$1.965
Weighted-average number of common shares outstanding:
Basic	471.1	467.9	470.9	467.7
Assuming dilution	475.2	471.7	474.7	471.0
———————————————
(a) Prior period amounts have been retrospectively adjusted as discussed in Note 3 - Amendments to Presentation of Retirement Benefits.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME	$701	$804	$4,532	$2,395
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $2, $1, $5 and $4 tax expense, respectively)	7	5	14	14
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $1 tax benefit, $19 tax expense, $3 tax benefit and $45 tax expense, respectively)	(3)	26	(9)	60
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1 tax expense, $1, $1 and $11 tax benefit, respectively)	—	(1)	—	(17)
Defined benefit pension and other benefits plans (net of less than $1 tax benefit, $6 tax expense, $1 tax benefit and $4 tax expense, respectively)	(1)	10	(3)	7
Net unrealized gains (losses) on foreign currency translation (net of $0, less than $1 tax expense, $0 and less than $1 tax expense, respectively)	—	5	(20)	21
Other comprehensive income (loss) related to equity method investees (net of less than $1 tax benefit, less than $1 tax benefit and $1 tax expense, respectively)	2	(1)	4	—
Total other comprehensive income (loss), net of tax	5	44	(14)	85
IMPACT OF NEP DECONSOLIDATION (NET OF $15 TAX EXPENSE)	—	—	58	—
COMPREHENSIVE INCOME	706	848	4,576	2,480
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	94	(12)	691	(31)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$800	$836	$5,267	$2,449

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2018	December 31, 2017
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$80,535	$85,337
Nuclear fuel	1,869	1,767
Construction work in progress	7,347	6,679
Accumulated depreciation and amortization	(21,092)	(21,367)
Total property, plant and equipment - net ($9,756 and $16,485 related to VIEs, respectively)	68,659	72,416
CURRENT ASSETS
Cash and cash equivalents	478	1,714
Customer receivables, net of allowances of $7 and $7, respectively	2,230	2,220
Other receivables	661	517
Materials, supplies and fossil fuel inventory	1,159	1,273
Regulatory assets ($73 and $71 related to a VIE, respectively)	344	336
Derivatives	459	489
Other	554	608
Total current assets	5,885	7,157
OTHER ASSETS
Special use funds	6,134	6,003
Investment in equity method investees	6,217	2,321
Prepaid benefit costs	1,490	1,427
Regulatory assets ($3 and $37 related to a VIE, respectively)	2,503	2,469
Derivatives	1,460	1,315
Other ($470 related to a VIE at December 31, 2017)	3,142	4,719
Total other assets	20,946	18,254
TOTAL ASSETS	$95,490	$97,827
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 472 and 471, respectively)	$5	$5
Additional paid-in capital	9,736	9,100
Retained earnings	23,453	18,992
Accumulated other comprehensive income (loss)	(173)	111
Total common shareholders' equity	33,021	28,208
Noncontrolling interests ($3,151 and $1,006 related to VIEs, respectively)	3,151	1,290
Total equity	36,172	29,498
Long-term debt ($1,081 and $5,941 related to VIEs, respectively)	28,356	31,463
Total capitalization	64,528	60,961
CURRENT LIABILITIES
Commercial paper	2,392	1,687
Other short-term debt	205	255
Current maturities of long-term debt ($72 and $70 related to a VIE, respectively)	1,613	1,676
Accounts payable	2,298	3,235
Customer deposits	445	448
Accrued interest and taxes	737	622
Derivatives	496	364
Accrued construction-related expenditures	686	1,033
Regulatory liabilities	385	346
Other	927	1,566
Total current liabilities	10,184	11,232
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	3,048	3,031
Deferred income taxes	7,162	5,754
Regulatory liabilities	8,846	8,765
Derivatives	491	535
Deferral related to differential membership interests - VIEs	—	5,403
Other	1,231	2,146
Total other liabilities and deferred credits	20,778	25,634
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$95,490	$97,827

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,532	$2,395
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,688	1,505
Nuclear fuel and other amortization	127	143
Unrealized losses (gains) on marked to market derivative contracts - net	(1)	14
Foreign currency transaction losses (gains)	11	(12)
Deferred income taxes	1,395	886
Cost recovery clauses and franchise fees	(49)	10
Acquisition of purchased power agreement	(52)	(243)
Gains on disposal of a business/assets - net	(108)	(1,149)
Gain on NEP deconsolidation	(3,935)	—
Recoverable storm-related costs	—	(105)
Other - net	(101)	(106)
Changes in operating assets and liabilities:
Current assets	(126)	(229)
Noncurrent assets	(6)	(105)
Current liabilities	(419)	206
Noncurrent liabilities	(23)	41
Net cash provided by operating activities	2,933	3,251
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,414)	(2,648)
Independent power and other investments of NEER	(3,220)	(4,106)
Nuclear fuel purchases	(188)	(149)
Other capital expenditures and other investments	(101)	(34)
Proceeds from sale of the fiber-optic telecommunications business	—	1,482
Proceeds from sale or maturity of securities in special use funds and other investments	1,788	1,419
Purchases of securities in special use funds and other investments	(1,992)	(1,531)
Distributions from equity method investees	633	7
Other - net	139	46
Net cash used in investing activities	(5,355)	(5,514)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,875	2,771
Retirements of long-term debt	(1,214)	(1,885)
Net change in commercial paper	705	1,847
Proceeds from other short-term debt	200	200
Repayments of other short-term debt	(250)	—
Issuances of common stock - net	11	25
Dividends on common stock	(1,047)	(920)
Other - net	(90)	(361)
Net cash provided by financing activities	1,190	1,677
Effects of currency translation on cash, cash equivalents and restricted cash	(15)	—
Net decrease in cash, cash equivalents and restricted cash	(1,247)	(586)
Cash, cash equivalents and restricted cash at beginning of period	1,983	1,529
Cash, cash equivalents and restricted cash at end of period	$736	$943
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,772	$1,288
Increase in property, plant and equipment - net as a result of cash grants primarily under the Recovery Act	$—	$(145)
Decrease (increase) in property, plant and equipment - net as a result of a settlement/noncash exchange	$14	$(142)
———————————————
(a) Prior period amounts have been retrospectively adjusted as discussed in Note 11 - Restricted Cash.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2017	471	$5	$9,100	$111	$18,992	$28,208	$1,290	$29,498
Net income (loss)	—	—	—	—	5,223	5,223	(691)
Share-based payment activity	1	—	43	—	—	43	—
Dividends on common stock	—	—	—	—	(1,047)	(1,047)	—
Other comprehensive loss	—	—	—	(14)	—	(14)	—
Impact of NEP deconsolidation(a)	—	—	—	58	—	58	(2,695)
Adoption of accounting standards updates(b)	—	—	593	(328)	285	550	5,303
Other	—	—	—	—	—	—	(56)
Balances, June 30, 2018	472	$5	$9,736	$(173)	$23,453	$33,021	$3,151	$36,172
———————————————
(a) See Note 2.
(b) See Notes 1, 5 - Financial Instruments Accounting Standards Update, 6 and 11 - Accounting for Partial Sales of Nonfinancial Assets.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2016	468	$5	$8,948	$(70)	$15,458	$24,341	$990	$25,331
Net income	—	—	—	—	2,376	2,376	19
Issuances of common stock, net of issuance cost of less than $1	1	—	15	—	—	15	—
Share-based payment activity	—	—	44	—	—	44	—
Dividends on common stock	—	—	—	—	(920)	(920)	—
Other comprehensive income	—	—	—	73	—	73	12
Sale of NEER assets to NEP	—	—	—	—	—	—	(17)
Other	—	—	(3)	—	—	(3)	(54)
Balances, June 30, 2017	469	$5	$9,004	$3	$16,914	$25,926	$950	$26,876

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
OPERATING REVENUES	$2,908	$3,091	$5,528	$5,618
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	765	893	1,477	1,661
Other operations and maintenance	388	404	734	775
Depreciation and amortization	511	537	1,056	810
Taxes other than income taxes and other - net	322	316	632	620
Total operating expenses - net	1,986	2,150	3,899	3,866
OPERATING INCOME	922	941	1,629	1,752
OTHER INCOME (DEDUCTIONS)
Interest expense	(141)	(121)	(275)	(240)
Allowance for equity funds used during construction	20	19	42	34
Other - net	1	—	2	1
Total other deductions - net	(120)	(102)	(231)	(205)
INCOME BEFORE INCOME TAXES	802	839	1,398	1,547
INCOME TAXES	176	313	288	576
NET INCOME(a)	$626	$526	$1,110	$971
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2018	December 31, 2017
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$48,629	$47,167
Nuclear fuel	1,218	1,192
Construction work in progress	3,458	3,623
Accumulated depreciation and amortization	(12,885)	(12,802)
Total electric utility plant and other property - net	40,420	39,180
CURRENT ASSETS
Cash and cash equivalents	38	33
Customer receivables, net of allowances of $2 and $2, respectively	1,148	1,073
Other receivables	239	160
Materials, supplies and fossil fuel inventory	783	840
Regulatory assets ($73 and $71 related to a VIE, respectively)	344	335
Other	175	243
Total current assets	2,727	2,684
OTHER ASSETS
Special use funds	4,210	4,090
Prepaid benefit costs	1,391	1,351
Regulatory assets ($3 and $37 related to a VIE, respectively)	2,264	2,249
Other	599	690
Total other assets	8,464	8,380
TOTAL ASSETS	$51,611	$50,244
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	9,141	8,291
Retained earnings	8,479	7,376
Total common shareholder's equity	18,993	17,040
Long-term debt ($35 and $74 related to a VIE, respectively)	12,379	11,236
Total capitalization	31,372	28,276
CURRENT LIABILITIES
Commercial paper	987	1,687
Other short-term debt	—	250
Current maturities of long-term debt ($72 and $70 related to a VIE, respectively)	92	466
Accounts payable	713	893
Customer deposits	442	445
Accrued interest and taxes	522	439
Accrued construction-related expenditures	270	300
Regulatory liabilities	372	333
Other	444	984
Total current liabilities	3,842	5,797
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,097	2,047
Deferred income taxes	5,122	5,005
Regulatory liabilities	8,728	8,642
Other	450	477
Total other liabilities and deferred credits	16,397	16,171
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$51,611	$50,244

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,110	$971
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,056	810
Nuclear fuel and other amortization	76	101
Deferred income taxes	268	399
Cost recovery clauses and franchise fees	(49)	10
Acquisition of purchased power agreement	(52)	(243)
Recoverable storm-related costs	—	(105)
Other - net	4	(44)
Changes in operating assets and liabilities:
Current assets	(139)	(227)
Noncurrent assets	(15)	(16)
Current liabilities	(325)	437
Noncurrent liabilities	(55)	(13)
Net cash provided by operating activities	1,879	2,080
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,414)	(2,648)
Nuclear fuel purchases	(90)	(94)
Proceeds from sale or maturity of securities in special use funds	1,101	902
Purchases of securities in special use funds	(1,228)	(949)
Other - net	22	(1)
Net cash used in investing activities	(2,609)	(2,790)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,594	200
Retirements of long-term debt	(798)	(35)
Net change in commercial paper	(700)	732
Proceeds from other short-term debt	—	200
Repayments of other short-term debt	(250)	—
Capital contribution from NEE	850	—
Dividends to NEE	—	(400)
Other - net	(28)	(2)
Net cash provided by financing activities	668	695
Net decrease in cash, cash equivalents and restricted cash	(62)	(15)
Cash, cash equivalents and restricted cash at beginning of period	174	153
Cash, cash equivalents and restricted cash at end of period	$112	$138
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$488	$477
Decrease (increase) in electric utility plant and other property - net as a result of a noncash exchange	$14	$(144)
———————————————
(a) Prior period amounts have been retrospectively adjusted as discussed in Note 11 - Restricted Cash.

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

1.  Revenue from Contracts with Customers

Effective January 1, 2018, NEE and FPL adopted an accounting standards update that provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures regarding such contracts (new revenue standard). Under the new revenue standard, revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The promised goods or services in the majority of NEE’s contracts with customers is, at FPL, for the delivery of electricity and, at NEER, for the delivery of energy commodities and the availability of electric capacity and electric transmission. NEE and FPL adopted the new revenue standard using the modified retrospective approach applying it only to contracts that were not complete at January 1, 2018. On January 1, 2018, NEE recorded a reduction to retained earnings of approximately $25 million representing the cumulative effect of adopting the new revenue standard, which was primarily due to identifying separate performance obligations in certain energy-related contracts at NEER. The cumulative effect of adopting the new revenue standard was not material at FPL. The impact of applying the new revenue standard to NEE’s and FPL's June 30, 2018 financial statements as compared to the prior revenue standard was not material.
FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as, at NEER, derivative and lease transactions. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. For the three and six months ended June 30, 2018, NEE’s revenue from contracts with customers was approximately $3.5 billion ($2.9 billion at FPL) and $6.8 billion ($5.5 billion at FPL), respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as, at NEER, derivative and lease transactions, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL - FPL’s revenue from contracts with customers is derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which is to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer.
NEER - NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2018 to 2043, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price related primarily to electric capacity sales associated with ISO annual auctions through 2020 and certain power purchase agreements with maturity dates through 2034. At June 30, 2018, NEER expects to record approximately $680 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In connection with the deconsolidation, NEE recorded an initial investment in NEP of approximately $4.4 billion based on the fair value of NEP OpCo and NEP common units that were held by subsidiaries of NEE on the deconsolidation date, which investment is included in investment in equity method investees on NEE's condensed consolidated balance sheet at June 30, 2018. The fair value was based on the market price of NEP common units as of January 1, 2018, which resulted in NEE recording a gain of approximately $3.9 billion ($3.0 billion after tax) during the six months ended June 30, 2018. Total assets of approximately $7.8 billion, primarily property, plant and equipment, total liabilities of approximately $4.8 billion, primarily long-term debt, and total noncontrolling interests of approximately $2.7 billion were removed from NEE's balance sheet as part of the deconsolidation.

The equity method investment in NEP represents NEE’s partnership interest in NEP OpCo's operating projects of approximately 65.1% (and NEE’s direct interest in 2.6% of NEP’s common units) at June 30, 2018. The equity method investment in NEP includes approximately $3.3 billion related to NEE’s share of the basis difference between the fair value and the underlying carrying value of NEP’s net assets attributable to NEP OpCo's common unitholders at June 30, 2018, a portion of which is being amortized. Basis difference amounts related to property, plant and equipment, net are being amortized over the remaining useful lives of such property, and amounts related to power purchase agreements are being amortized over the remaining terms of such agreements. The related amortization is included in equity in earnings of equity method investees in NEE's condensed consolidated statements of income.

NEER provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NEER is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At June 30, 2018, the cash sweep amount (due to NEP and its subsidiaries) held in accounts belonging to NEER or its subsidiaries was approximately $137 million and is included in accounts payable. Fee income totaling approximately $24 million and $48 million related to the CSCS agreement and the service agreements is included in operating revenues in NEE's condensed consolidated statements of income for the three and six months ended June 30, 2018, respectively. Amounts due from NEP of approximately $43 million and $21 million at June 30, 2018 are primarily included in other receivables and noncurrent other assets, respectively. Under the CSCS agreement, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $650 million at June 30, 2018 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2018 to 2050 and including certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheet at fair value. As a result of deconsolidation, approximately $32 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet at June 30, 2018.

3.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(millions)
Service cost	$18	$17	$—	$1	$35	$33	$1	$1
Interest cost	20	21	2	2	41	42	3	4
Expected return on plan assets	(69)	(68)	—	—	(138)	(135)	—	—
Amortization of prior service benefit	—	(1)	(4)	(2)	—	(1)	(8)	(2)
Special termination benefits	—	37	—	—	—	38	—	—
Postretirement benefits settlement	—	—	—	1	—	—	—	1
Net periodic benefit (income) cost at NEE	$(31)	$6	$(2)	$2	$(62)	$(23)	$(4)	$4
Net periodic benefit (income) cost at FPL	$(20)	$6	$(2)	$1	$(40)	$(12)	$(3)	$3

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

For interest rate and foreign currency derivative instruments, essentially all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income. At June 30, 2018, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $22 million of net losses included in AOCI at June 30, 2018 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at June 30, 2018 and December 31, 2017, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 5 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	June 30, 2018
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$4,097	$2,908	$1,792	$657
Interest rate contracts	102	291	101	290
Foreign currency contracts	14	28	26	40
Total fair values	$4,213	$3,227	$1,919	$987

FPL:
Commodity contracts	$5	$5	$3	$3

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$459
Noncurrent derivative assets(b)			1,460
Current derivative liabilities				$496
Noncurrent derivative liabilities				491
Total derivatives			$1,919	$987

Net fair value by FPL balance sheet line item:
Current other assets			$3
Current other liabilities				$2
Noncurrent other liabilities				1
Total derivatives			$3	$3
———————————————

(a)	Reflects the netting of approximately $11 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $43 million in margin cash collateral received from counterparties.

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

At June 30, 2018 and December 31, 2017, NEE had approximately $8 million and $10 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at June 30, 2018 and December 31, 2017, NEE had approximately $188 million and $40 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions)
Commodity contracts(a) - operating revenues	$42	$132	$180	$424
Foreign currency contracts - interest expense	(25)	36	20	57
Foreign currency contracts - other - net	—	(2)	—	(2)
Interest rate contracts - interest expense	(83)	(145)	(27)	(190)
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(8)	(13)	(17)	(23)
Foreign currency contracts	(1)	(77)	(2)	(79)
Total	$(75)	$(69)	$154	$187
———————————————

(a)
For the three and six months ended June 30, 2018, FPL recorded losses of approximately $1 million and gains of $3 million, respectively, related to commodity contracts as regulatory assets and regulatory liabilities, respectively, on its condensed consolidated balance sheets. For the three and six months ended June 30, 2017, FPL recorded losses of approximately $47 million and $152 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

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

	June 30, 2018				December 31, 2017
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(107)	MWh	—		(109)	MWh	—
Natural gas	(110)	MMBtu	375	MMBtu	(74)	MMBtu	142	MMBtu
Oil	(28)	barrels	—		(15)	barrels	—

At June 30, 2018 and December 31, 2017, NEE had interest rate contracts with notional amounts totaling approximately $13.0 billion and $12.1 billion, respectively, and foreign currency contracts with notional amounts totaling approximately $656 million and $718 million, respectively. In July 2018, NEECH entered into a forward starting interest rate swap agreement with a notional amount of $3 billion to manage interest rate risk associated with forecasted debt issuances.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At June 30, 2018 and December 31, 2017, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.6 billion ($3 million for FPL) and $1.1 billion ($3 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $125 million (none at FPL) at June 30, 2018 and $145 million (none at FPL) at December 31, 2017. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.2 billion ($45 million at FPL) at June 30, 2018 and $1.2 billion ($45 million at FPL) at December 31, 2017. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $350 million ($130 million at FPL) at June 30, 2018 and $210 million ($95 million at FPL) at December 31, 2017.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At June 30, 2018 and December 31, 2017, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $2 million (none at FPL), respectively, in cash and $6 million (none at FPL) and $20 million (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2018
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(b)
NEE - equity securities	$259	$—		$—		$259
FPL - equity securities	$74	$—		$—		$74
Special use funds:(c)
NEE:
Equity securities	$1,610	$1,752	(d)	$—		$3,362
U.S. Government and municipal bonds	$502	$154		$—		$656
Corporate debt securities	$1	$734		$—		$735
Mortgage-backed securities	$—	$416		$—		$416
Other debt securities	$—	$140		$—		$140
FPL:
Equity securities	$449	$1,591	(d)	$—		$2,040
U.S. Government and municipal bonds	$396	$121		$—		$517
Corporate debt securities	$—	$565		$—		$565
Mortgage-backed securities	$—	$314		$—		$314
Other debt securities	$—	$123		$—		$123
Other investments:(e)
NEE:
Equity securities	$16	$12		$—		$28
Debt securities	$47	$89		$—		$136
Derivatives:
NEE:
Commodity contracts	$1,025	$1,772		$1,300	$(2,305)	$1,792	(f)
Interest rate contracts	$—	$102		$—	$(1)	$101	(f)
Foreign currency contracts	$—	$14		$—	$12	$26	(f)
FPL - commodity contracts	$—	$2		$3	$(2)	$3	(f)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,008	$1,396		$504	$(2,251)	$657	(f)
Interest rate contracts	$—	$145		$146	$(1)	$290	(f)
Foreign currency contracts	$—	$28		$—	$12	$40	(f)
FPL - commodity contracts	$—	$2		$3	$(2)	$3	(f)
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

(b)	Includes restricted cash equivalents of approximately $80 million ($61 million for FPL) in current other assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	Included in noncurrent other assets in the condensed consolidated balance sheets.

(f)	See Note 4 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at June 30, 2018 are as follows:

	Fair Value at		Valuation	Significant
Transaction Type	June 30, 2018		Technique(s)	Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$853	$271	Discounted cash flow	Forward price (per MWh)	$(109)	—	$175
Forward contracts - gas	27	10	Discounted cash flow	Forward price (per MMBtu)	$1	—	$6
Options - power	46	14	Option models	Implied correlations	1%	—	100%
				Implied volatilities	7%	—	416%
Options - primarily gas	156	159	Option models	Implied correlations	1%	—	100%
				Implied volatilities	1%	—	136%
Full requirements and unit contingent contracts	218	50	Discounted cash flow	Forward price (per MWh)	$(31)	—	$549
				Customer migration rate(a)	—%	—	20%
Total	$1,300	$504
———————————————

(a)	Applies only to full requirements contracts.

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

In addition, the fair value measurement of interest rate contract net liabilities related to the solar projects in Spain of approximately $146 million at June 30, 2018 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2018		2017
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at March 31	$625	$(2)	$715	$(4)
Realized and unrealized gains (losses):
Included in earnings(a)	37	—	144	—
Included in other comprehensive income(b)	7	—	(10)	—
Included in regulatory assets and liabilities	2	2	—	—
Purchases	61	—	23	—
Settlements	(55)	(1)	(72)	2
Issuances	(28)	—	(88)	—
Transfers in(c)	1	1	6	—
Transfers out(c)	—	—	6	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$650	$—	$724	$(2)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(d)	$57	$—	$135	$—
———————————————

(a)
For the three months ended June 30, 2018 and 2017, realized and unrealized gains of approximately $44 million and $140 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

(b)	Included in net unrealized gains (losses) on foreign currency translation in the condensed consolidated statements of comprehensive income.

(c)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(d)
For the three months ended June 30, 2018 and 2017, unrealized gains of approximately $64 million and $131 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30,
	2018		2017
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$566	$—	$578	$1
Realized and unrealized gains (losses):
Included in earnings(a)	52	—	360	—
Included in other comprehensive income(b)	4	—	(11)	—
Included in regulatory assets and liabilities	—	—	(2)	(2)
Purchases	103	—	45	—
Settlements	(7)	(1)	(157)	(1)
Issuances	(61)	—	(104)	—
Impact of adoption of new revenue standard(c)	(30)	—	—	—
Transfers in(d)	1	1	14	—
Transfers out(d)	22	—	1	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$650	$—	$724	$(2)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(e)	$38	$—	$284	$—
———————————————

(a)
For the six months ended June 30, 2018 and 2017, realized and unrealized gains of approximately $71 million and $356 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

(b)	Included in net unrealized gains (losses) on foreign currency translation in the condensed consolidated statements of comprehensive income.

(c)	See Note 1.

(d)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(e)
For the six months ended June 30, 2018 and 2017, unrealized gains of approximately $57 million and $280 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2018			December 31, 2017
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$825	$826		$743	$744
Other investments - primarily notes receivable(b)	$31	$31		$500	$680
Long-term debt, including current maturities	$29,965	$31,225	(c)	$33,134	$35,447	(c)
FPL:
Special use funds(a)	$651	$652		$593	$593
Long-term debt, including current maturities	$12,471	$13,324	(c)	$11,702	$13,285	(c)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).

(b)
Included in noncurrent other assets in the condensed consolidated balance sheets. At December 31, 2017, primarily a note receivable (Level 3) classified as held for sale and under contract, along with debt secured by this note receivable (see Note 8 - NEER).

(c)	At June 30, 2018 and December 31, 2017, substantially all is Level 2 for NEE and all is Level 2 for FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $6,056 million and $6,003 million at June 30, 2018 and December 31, 2017, respectively, ($4,132 million and $4,090 million, respectively, for FPL) and FPL's storm fund assets of $78 million at June 30, 2018. The investments held in the special use funds consist of equity and debt securities which are primarily carried at estimated fair value. In connection with the adoption of a new accounting standards update as discussed below, available for sale securities include only debt securities in 2018 and debt and equity securities in 2017. The amortized cost of debt securities is approximately $1,977 million and $1,921 million at June 30, 2018 and December 31, 2017, respectively, ($1,543 million and $1,443 million, respectively, for FPL). The cost basis of equity securities was approximately $1,521 million at December 31, 2017 ($783 million for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory asset or liability accounts. For NEE's non-rate regulated operations, changes in fair value of debt securities result in a corresponding adjustment to OCI, except for unrealized losses considered to be other than temporary, including any credit losses, which are recognized in other - net in NEE's condensed consolidated statements of income. For NEE's non-rate regulated operations, changes in fair value of equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE’s condensed consolidated statements of income. The unrealized gains (losses) recognized during the three and six months ended June 30, 2018 on equity securities held at June 30, 2018 were $78 million and $37 million, respectively ($60 million and $37 million, respectively, for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2018 of approximately nine years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at June 30, 2018 of approximately one year. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE				FPL
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(millions)
Realized gains	$20	$22	$28	$76	$15	$13	$20	$26
Realized losses	$26	$14	$40	$43	$20	$7	$29	$26
Proceeds from sale or maturity of securities	$719	$627	$1,313	$1,253	$653	$395	$1,042	$836

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(millions)
Unrealized gains	$11	$37	$9	$28
Unrealized losses(a)	$42	$12	$33	$9
Fair value	$1,426	$918	$1,104	$670
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at June 30, 2018 and December 31, 2017 were not material to NEE or FPL.

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

6.  Income Taxes

NEE's effective income tax rates for the three months ended June 30, 2018 and 2017 were approximately 25% and 26%, respectively. The rates for both periods reflect state income taxes net of federal income tax benefits, and the benefits of PTCs of approximately $21 million and $30 million, respectively, related to NEER's wind projects and ITCs of approximately $33 million and $42 million, respectively, related to solar and certain wind projects at NEER.

NEE's effective income tax rates for the six months ended June 30, 2018 and 2017 were approximately 25% and 29%, respectively. The rates for both periods reflect state income taxes net of federal income tax benefits, as well as the benefits of PTCs of approximately $44 million and $58 million, respectively, related to NEER's wind projects. The rates for both periods also reflect ITCs and, in 2017, deferred income taxes associated with grants under the Recovery Act (convertible ITCs) totaling approximately $70 million and $169 million, respectively, related to solar and certain wind projects at NEER. In addition, during the three months ended March 31, 2018, NEE recorded an income tax charge of approximately $125 million related to an adjustment to differential membership interests primarily as a result of the change in federal income tax rates effective January 1, 2018 (see Note 11 - Accounting for Partial Sales of Nonfinancial Assets).

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

7.  Pending Acquisitions

In May 2018, NEE and a wholly owned subsidiary of NEE (purchaser) entered into three separate agreements with The Southern Company and/or certain of its affiliates (Southern) to acquire Gulf Power Company (Gulf Power), Florida City Gas (FCG) and the entities holding Southern’s ownership interests in two natural gas generation facilities. The acquisitions, as further described below, are subject to the terms and conditions set forth in each of the respective agreements.

•
Gulf Power - The purchaser expects to acquire the outstanding common shares of Gulf Power for approximately $5.75 billion ($4.35 billion in cash plus the assumption of approximately $1.4 billion of Gulf Power debt), subject to certain adjustments. Gulf Power serves approximately 450,000 customers in eight counties throughout northwest Florida and has roughly 9,500 miles of power lines and 2,300 MW of electric generating capacity.

•
FCG - The purchaser expects to acquire the outstanding common shares of the entity that owns FCG for approximately $530 million in cash, subject to certain adjustments. FCG serves approximately 110,000 residential and commercial natural gas customers in Florida's Miami-Dade, Brevard, St. Lucie and Indian River counties with 3,700 miles of natural gas pipeline.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

•
Natural Gas Generation Facilities - The purchaser expects to acquire Southern's interest in an entity that owns a 65% interest in Stanton Energy Center, an approximately 660 MW combined-cycle electric generation facility located near Orlando, Florida, and Southern's interest in an entity that indirectly owns Oleander Power Project, a 791 MW natural gas-fired, simple-cycle combustion turbine electric generation facility located near Cocoa, Florida, for approximately $195 million in cash, subject to certain adjustments.

The acquisitions of Gulf Power and the ownership interests in the two natural gas generation facilities are subject to, among other things, receipt of required regulatory approvals, including approvals from the FERC. Each of the three agreements may be terminated by either the purchaser or Southern under certain circumstances. NEE expects to close on the acquisition of FCG in the third quarter of 2018, and expects to close on the acquisitions of Gulf Power and the natural gas generation facilities in the first half of 2019. NEE intends to finance the approximately $5.1 billion cash purchase price through the issuance of debt.

8.  Variable Interest Entities (VIEs)

At June 30, 2018, NEE had twenty-seven VIEs which it consolidated and had interests in certain other VIEs which it did not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $106 million and $148 million at June 30, 2018 and December 31, 2017, respectively, and consisted primarily of storm-recovery property, which are included in both current and noncurrent regulatory assets on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $110 million and $147 million at June 30, 2018 and December 31, 2017, respectively, and consisted primarily of storm-recovery bonds, which are included in current maturities of long-term debt and long-term debt on NEE's and FPL's condensed consolidated balance sheets.

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

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generation facilities with the capability of producing 110 MW. These entities sell their electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $74 million and $23 million, respectively, at June 30, 2018 and $89 million and $29 million, respectively, at December 31, 2017, and consisted primarily of property, plant and equipment and long-term debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own and operate solar PV facilities with the capability of producing a total of approximately 277 MW. Each of the two indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These three entities sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The three entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs were approximately $550 million and $569 million, respectively, at June 30, 2018 and $548 million and $594 million, respectively, at December 31, 2017, and consisted primarily of property, plant and equipment and long-term debt.

In February 2018, NEER sold a special purpose entity for net cash proceeds of approximately $71 million. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $50 million (approximately $37 million after tax) was recorded in gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income during the six months ended June 30, 2018. Prior to the sale, the special purpose entity had insufficient equity at risk and was considered a VIE. The entity provided a loan in the form of a note receivable (see Note 5 - Fair Value of Financial Instruments Recorded at Other than Fair Value) to an unrelated third party, and also issued senior secured bonds which are collateralized by the note receivable. The assets and liabilities of the VIE were approximately $490 million and $502 million, respectively, at December 31, 2017, and consisted primarily of the note receivable (included in noncurrent other assets and classified as held for sale) and long-term debt.

The other twenty-three NEER VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 6,035 MW and 374 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2051 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. Certain entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $9.5 billion and $1.1 billion, respectively, at June 30, 2018. There were thirty-one consolidated VIEs at December 31, 2017 which included seven NEP-owned projects prior to the NEP deconsolidation; the assets and liabilities of those VIEs totaled approximately $13.1 billion and $6.9 billion, respectively. At June 30, 2018 and December 31, 2017, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and long-term debt, and also deferral related to differential membership interests at December 31, 2017.

Other - At June 30, 2018 and December 31, 2017, several NEE subsidiaries had investments totaling approximately $2,717 million ($2,246 million at FPL) and $2,634 million ($2,195 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. Beginning in January 2018, as a result of the deconsolidation of NEP, NEE records its noncontrolling interest in NEP OpCo as an equity method investment. NEE’s investment in these entities totaled approximately $4,733 million and $248 million at June 30, 2018 and December 31, 2017, respectively. Subsidiaries of NEE had committed to invest an additional approximately $65 million and $75 million in three of these entities at June 30, 2018 and December 31, 2017, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions, except per share amounts)
Numerator:
Net income attributable to NEE - basic	$795	$793	$5,223	$2,376
Adjustment for the impact of dilutive securities at NEP	(15)	—	(24)	—
Net income attributable to NEE - assuming dilution	$780	$793	$5,199	$2,376

Denominator:
Weighted-average number of common shares outstanding - basic	471.1	467.9	470.9	467.7
Equity units, stock options, performance share awards, forward sale agreements and restricted stock(a)	4.1	3.8	3.8	3.3
Weighted-average number of common shares outstanding - assuming dilution	475.2	471.7	474.7	471.0
Earnings per share attributable to NEE:
Basic	$1.69	$1.69	$11.09	$5.08
Assuming dilution	$1.64	$1.68	$10.95	$5.05
———————————————

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to stock options, performance share awards and/or equity units, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were 0.3 million and 0.4 million for the three months ended June 30, 2018 and 2017, respectively, and 0.3 million and 6.2 million for the six months ended June 30, 2018 and 2017, respectively.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended June 30, 2018
Balances, March 31, 2018	$(74)		$(2)		$(50)	$(52)	$—	$(178)
Other comprehensive income (loss) before reclassifications	—		(3)		(1)	—	2	(2)
Amounts reclassified from AOCI	7	(a)	—	(b)	—	—	—	7
Net other comprehensive income (loss)	7		(3)		(1)	—	2	5
Balances, June 30, 2018	$(67)		$(5)		$(51)	$(52)	$2	$(173)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended June 30, 2017
Balances, March 31, 2017	$(101)		$243		$(86)	$(75)	$(21)	$(40)
Other comprehensive income (loss) before reclassifications	—		26		10	5	(1)	40
Amounts reclassified from AOCI	5	(a)	(1)	(b)	—	—	—	4
Net other comprehensive income (loss)	5		25		10	5	(1)	44
Other comprehensive income attributable to noncontrolling interests	—		—		—	(1)	—	(1)
Balances, June 30, 2017	$(96)		$268		$(76)	$(71)	$(22)	$3

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Six Months Ended June 30, 2018
Balances, December 31, 2017	$(77)		$316		$(39)	$(69)	$(20)	$111
Other comprehensive income (loss) before reclassifications	—		(9)		(3)	(20)	4	(28)
Amounts reclassified from AOCI	14	(a)	—	(b)	—	—	—	14
Net other comprehensive income (loss)	14		(9)		(3)	(20)	4	(14)
Impact of NEP deconsolidation(c)	3		—		—	37	18	58
Adoption of accounting standards updates(d)	(7)		(312)		(9)	—	—	(328)
Balances, June 30, 2018	$(67)		$(5)		$(51)	$(52)	$2	$(173)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Six Months Ended June 30, 2017
Balances, December 31, 2016	$(100)		$225		$(83)	$(90)	$(22)	$(70)
Other comprehensive income before reclassifications	—		60		7	21	—	88
Amounts reclassified from AOCI	14	(a)	(17)	(b)	—	—	—	(3)
Net other comprehensive income	14		43		7	21	—	85
Other comprehensive income attributable to noncontrolling interests	(10)		—		—	(2)	—	(12)
Balances, June 30, 2017	$(96)		$268		$(76)	$(71)	$(22)	$3
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

(c)	Reclassified and included in gain on NEP deconsolidation. See Note 2.

(d)	Reclassified to retained earnings. See Notes 5 - Financial Instruments Accounting Standards Update and 6.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.  Debt

Significant long-term debt issuances during the six months ended June 30, 2018 were as follows:

	Principal Amount	Interest Rate				Maturity Date
	(millions)
FPL - First mortgage bonds	$1,500	3.950%	-	4.125%		2048
NEECH - Debentures	$1,200	Variable			(a)	2019 - 2021
———————————————

(a)	Variable rate is based on an underlying index plus a margin.

11.  Summary of Significant Accounting and Reporting Policies

Revenue and Rates - In May 2018, the Florida Supreme Court affirmed the FPSC’s final order approving the 2016 rate agreement, which had been appealed by the Sierra Club.

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

At June 30, 2018 and December 31, 2017, NEE had approximately $258 million ($74 million for FPL) and $269 million ($141 million for FPL), respectively, of restricted cash, of which approximately $245 million ($61 million for FPL) and $247 million ($128 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and margin cash collateral requirements. In addition, where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments, which totaled $53 million at June 30, 2018. See Note 4.

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

For the sales of differential membership interests to third-party investors, NEE recorded an increase to retained earnings of approximately $34 million ($56 million pretax) and a reduction to additional paid-in capital of $77 million ($59 million after tax) on January 1, 2018. In addition, the liability reflected as deferral related to differential membership interests - VIEs on NEE's consolidated balance sheets at December 31, 2017 was reclassified to noncontrolling interests. Beginning in 2018, as the third-party investors receive their portion of the economic attributes of the related facilities, NEE records such amounts as net loss attributable to noncontrolling interests. Prior to the adoption of this standards update, the income related to differential membership interests was recognized in benefits associated with differential membership interests - net in NEE's condensed consolidated statements of income. Additionally, net (income) loss attributable to noncontrolling interests for the six months ended June 30, 2018 includes

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

approximately $497 million ($373 million after tax) related to a reduction of differential membership interests as a result of the change in federal income tax rates effective January 1, 2018.

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

12.  Commitments and Contingencies

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

At June 30, 2018, estimated capital expenditures for the remainder of 2018 through 2022 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals for FPL) have been received were as follows:

	Remainder of 2018	2019	2020	2021	2022	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$290	$455	$1,300	$1,130	$1,115	$4,290
Existing	630	970	475	570	490	3,135
Transmission and distribution	1,305	2,125	2,265	2,545	2,570	10,810
Nuclear fuel	55	150	135	145	165	650
General and other	295	325	290	300	280	1,490
Total	$2,575	$4,025	$4,465	$4,690	$4,620	$20,375
NEER:
Wind(d)	$1,500	$1,850	$685	$30	$25	$4,090
Solar(e)	255	125	—	—	—	380
Nuclear, including nuclear fuel	130	240	205	190	230	995
Natural gas pipelines(f)	780	155	20	10	20	985
Other	255	55	50	35	30	425
Total	$2,920	$2,425	$960	$265	$305	$6,875
Corporate and Other	$40	$20	$30	$15	$—	$105
———————————————

(a)	Includes AFUDC of approximately $56 million, $50 million, $47 million, $35 million and $37 million for the remainder of 2018 through 2022, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)
Excludes capital expenditures of approximately $800 million for the modernization of two generating units at FPL's Lauderdale facility to a high-efficiency natural gas-fired unit (Dania Beach Clean Energy Center), which is pending approval by the Florida Power Plant Siting Board, comprised of the Florida governor and cabinet.

(d)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 5,085 MW.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 305 MW.

(f)	Includes equity contributions associated with joint venture equity investments for the construction of natural gas pipelines.

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

At June 30, 2018, NEER has entered into contracts with expiration dates ranging from August 2018 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines. Approximately $3.3 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas with expiration dates ranging from late July 2018 through 2038.

The required capacity and/or minimum payments under contracts, including those discussed above, at June 30, 2018 were estimated as follows:

	Remainder of 2018	2019	2020	2021	2022	Thereafter
	(millions)
FPL:
Capacity charges(a)	$10	$20	$20	$20	$20	$225
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$1,075	$1,270	$1,010	$905	$895	$11,240
Coal, including transportation	$20	$5	$—	$—	$—	$—
NEER(d)	$2,175	$830	$185	$160	$175	$1,335
Corporate and Other(e)(f)	$275	$15	$10	$10	$5	$—
———————————————

(a)
Capacity charges, substantially all of which are recoverable through the capacity clause, totaled approximately $2 million and $20 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $7 million and $40 million for the six months ended June 30, 2018 and 2017, respectively. Energy charges, which are recoverable through the fuel clause, totaled approximately $8 million and $27 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $15 million and $43 million for the six months ended June 30, 2018 and 2017, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $150 million, $290 million, $360 million, $390 million, $390 million and $7,175 million for the remainder of 2018 through 2022 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)
Includes approximately $65 million, $65 million, $65 million, $65 million and $1,035 million in 2019 through 2022 and thereafter, respectively, of firm commitments related to a natural gas transportation agreement with a joint venture, in which NEER has a 31% equity investment, that is constructing a natural gas pipeline. These firm commitments are subject to the completion of construction of the pipeline which is expected in the first quarter of 2019.

(e)	Includes an approximately $65 million commitment to invest in clean power and technology businesses through 2021.

(f)	Excludes approximately $210 million for the remainder of 2018 of joint obligations of NEECH and NEER which are included in the NEER amounts above.

FPL made an approximately $90 million payment to JEA, the 80% owner of St. Johns River Power Park coal units (SJRPP), in connection with the shutdown of SJRPP in January 2018, which had the effect of terminating a 375 MW take-or-pay purchased power contract, retiring SJRPP and eliminating FPL's 20% ownership interest. In connection with the FPSC's approval of the retirement, FPL recorded a regulatory asset of approximately $90 million at December 31, 2017, which is being amortized over the remaining life of the take-or-pay purchased power contract (October 2021) and recovered through the capacity clause. In January 2018, NEE and FPL reclassified the SJRPP net book value of approximately $191 million to a regulatory asset. Approximately $150 million of the regulatory asset will be amortized over 15 years in base rates beginning July 1, 2018 and the remainder will be amortized over 10 years through the environmental cost recovery clause beginning when FPL's base rates are next adjusted in a general base rate case. In addition, in connection with the shutdown of the plant, FPL had regulatory liabilities of approximately $62 million at December 31, 2017, which is being refunded to customers through the capacity clause over the remaining life of the take-or-pay purchased power contract.

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

13.  Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business. Corporate and Other represents other business activities and includes eliminating entries. NEE's segment information is as follows:

	Three Months Ended June 30,
	2018					2017
	FPL	NEER(a)(b)		Corporate and Other	NEE Consoli- dated(b)	FPL	NEER(a)		Corporate and Other		NEE Consoli- dated
					(millions)
Operating revenues	$2,908	$1,162		$(1)	$4,069	$3,091	$1,295		$18		$4,404
Operating expenses - net	$1,986	$877		$44	$2,907	$2,150	$957		$21	(d)	$3,128	(d)
Net income (loss) attributable to NEE	$626	$274	(c)	$(105)	$795	$526	$301	(c)	$(34)		$793

	Six Months Ended June 30,
	2018					2017
	FPL	NEER(a)(b)		Corporate and Other	NEE Consoli- dated(b)	FPL	NEER(a)		Corporate and Other		NEE Consoli- dated
					(millions)
Operating revenues	$5,528	$2,408		$(4)	$7,932	$5,618	$2,719		$40		$8,377
Operating expenses (income) - net	$3,899	$1,738		$86	$5,723	$3,866	$1,888		$(1,015)	(d)	$4,739	(d)
Net income (loss) attributable to NEE	$1,110	$4,200	(c)	$(87)	$5,223	$971	$777	(c)	$628		$2,376
———————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, differential membership interests sold by NEER subsidiaries are included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	NEP was deconsolidated from NEER in January 2018. See Note 2.

(c)	See Note 6 for a discussion of NEER's tax benefits related to PTCs.

(d)	Prior period amounts have been retrospectively adjusted as discussed in Note 3 - Amendments to Presentation of Retirement Benefits.

	June 30, 2018				December 31, 2017
	FPL	NEER(a)	Corporate and Other	NEE Consoli- dated(a)	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$51,611	$42,052	$1,827	$95,490	$50,244	$45,549	$2,034	$97,827
———————————————

(a)	NEP was deconsolidated from NEER in January 2018. See Note 2.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended June 30,
	2018				2017
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)(b)	NEECH	Other(a)	NEE Consoli- dated(b)
				(millions)
Operating revenues	$—	$1,195	$2,874	$4,069	$—	$1,327	$3,077	$4,404
Operating expenses - net	(58)	(896)	(1,953)	(2,907)	(13)	(974)	(2,141)	(3,128)
Interest expense	(10)	(243)	(141)	(394)	(1)	(309)	(120)	(430)
Equity in earnings of subsidiaries	808	—	(808)	—	787	—	(787)	—
Other income - net	52	91	20	163	9	219	19	247
Income (loss) before income taxes	792	147	(8)	931	782	263	48	1,093
Income tax expense (benefit)	(3)	57	176	230	(11)	(12)	312	289
Net income (loss)	795	90	(184)	701	793	275	(264)	804
Net (income) loss attributable to noncontrolling interests	—	94	—	94	—	(11)	—	(11)
Net income (loss) attributable to NEE	$795	$184	$(184)	$795	$793	$264	$(264)	$793

	Six Months Ended June 30,
	2018				2017
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)(b)	NEECH	Other(a)	NEE Consoli- dated(b)
				(millions)
Operating revenues	$—	$2,472	$5,460	$7,932	$—	$2,789	$5,588	$8,377
Operating expenses - net	(113)	(1,773)	(3,837)	(5,723)	(62)	(823)	(3,854)	(4,739)
Interest expense	(11)	(334)	(275)	(620)	(1)	(549)	(240)	(790)
Equity in earnings of subsidiaries	5,169	—	(5,169)	—	2,349	—	(2,349)	—
Gain on NEP deconsolidation	—	3,935	—	3,935	—	—	—	—
Other income - net	102	340	45	487	53	446	12	511
Income (loss) before income taxes	5,147	4,640	(3,776)	6,011	2,339	1,863	(843)	3,359
Income tax expense (benefit)	(76)	1,267	288	1,479	(37)	438	563	964
Net income (loss)	5,223	3,373	(4,064)	4,532	2,376	1,425	(1,406)	2,395
Net (income) loss attributable to noncontrolling interests	—	691	—	691	—	(19)	—	(19)
Net income (loss) attributable to NEE	$5,223	$4,064	$(4,064)	$5,223	$2,376	$1,406	$(1,406)	$2,376
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

(b)	Prior period amounts have been retrospectively adjusted as discussed in Note 3 - Amendments to Presentation of Retirement Benefits.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30,
	2018				2017
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$800	$190	$(190)	$800	$836	$297	$(297)	$836

	Six Months Ended June 30,
	2018				2017
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$5,267	$4,111	$(4,111)	$5,267	$2,449	$1,472	$(1,472)	$2,449
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2018				December 31, 2017
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$112	$36,332	$53,307	$89,751	$20	$41,782	$51,981	$93,783
Accumulated depreciation and amortization	(37)	(8,169)	(12,886)	(21,092)	(15)	(8,551)	(12,801)	(21,367)
Total property, plant and equipment - net	75	28,163	40,421	68,659	5	33,231	39,180	72,416
CURRENT ASSETS
Cash and cash equivalents	1	437	40	478	1	1,679	34	1,714
Receivables	619	1,608	664	2,891	442	1,633	662	2,737
Other	5	1,214	1,297	2,516	5	1,283	1,418	2,706
Total current assets	625	3,259	2,001	5,885	448	4,595	2,114	7,157
OTHER ASSETS
Investment in subsidiaries	32,078	—	(32,078)	—	27,825	—	(27,825)	—
Investment in equity method investees	—	6,217	—	6,217	—	2,321	—	2,321
Other	654	6,206	7,869	14,729	591	7,620	7,722	15,933
Total other assets	32,732	12,423	(24,209)	20,946	28,416	9,941	(20,103)	18,254
TOTAL ASSETS	$33,432	$43,845	$18,213	$95,490	$28,869	$47,767	$21,191	$97,827
CAPITALIZATION
Common shareholders' equity	$33,090	$12,984	$(13,053)	$33,021	$28,208	$10,745	$(10,745)	$28,208
Noncontrolling interests	—	3,151	—	3,151	—	1,290	—	1,290
Long-term debt	—	15,977	12,379	28,356	—	20,227	11,236	31,463
Total capitalization	33,090	32,112	(674)	64,528	28,208	32,262	491	60,961
CURRENT LIABILITIES
Debt due within one year	—	3,131	1,079	4,210	—	1,215	2,403	3,618
Accounts payable	2	1,675	621	2,298	3	2,427	805	3,235
Other	200	2,089	1,387	3,676	325	2,073	1,981	4,379
Total current liabilities	202	6,895	3,087	10,184	328	5,715	5,189	11,232
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	951	2,097	3,048	—	984	2,047	3,031
Deferred income taxes	(239)	2,646	4,755	7,162	(82)	1,247	4,589	5,754
Other	379	1,241	8,948	10,568	415	7,559	8,875	16,849
Total other liabilities and deferred credits	140	4,838	15,800	20,778	333	9,790	15,511	25,634
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$33,432	$43,845	$18,213	$95,490	$28,869	$47,767	$21,191	$97,827
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,
	2018				2017(a)
	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,005	$1,459	$(531)	$2,933	$992	$1,260	$999	$3,251
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(71)	(3,348)	(2,504)	(5,923)	—	(4,195)	(2,742)	(6,937)
Proceeds from sale of the fiber-optic telecommunications business	—	—	—	—	—	1,482	—	1,482
Capital contributions from NEE	(854)	—	854	—	(45)	—	45	—
Proceeds from sale or maturity of securities in special use funds and other investments	—	687	1,101	1,788	—	518	901	1,419
Purchases of securities in special use funds and other investments	—	(764)	(1,228)	(1,992)	—	(582)	(949)	(1,531)
Distributions from equity method investees	—	633	—	633	—	7	—	7
Other - net	12	105	22	139	4	43	(1)	46
Net cash used in investing activities	(913)	(2,687)	(1,755)	(5,355)	(41)	(2,727)	(2,746)	(5,514)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	1,281	1,594	2,875	—	2,572	199	2,771
Retirements of long-term debt	—	(415)	(799)	(1,214)	—	(1,850)	(35)	(1,885)
Net change in commercial paper	—	1,405	(700)	705	—	1,115	732	1,847
Proceeds from other short-term debt	—	200	—	200	—	—	200	200
Repayments of other short-term debt	—	—	(250)	(250)	—	—	—	—
Issuances of common stock - net	11	—	—	11	25	—	—	25
Dividends on common stock	(1,047)	—	—	(1,047)	(920)	—	—	(920)
Contributions from (dividends to) NEE	—	(2,408)	2,408	—	—	(637)	637	—
Other - net	(56)	(6)	(28)	(90)	(56)	(304)	(1)	(361)
Net cash provided by (used in) financing activities	(1,092)	57	2,225	1,190	(951)	896	1,732	1,677
Effects of currency translation on cash, cash equivalents and restricted cash	—	(15)	—	(15)	—	—	—	—
Net decrease in cash, cash equivalents and restricted cash	—	(1,186)	(61)	(1,247)	—	(571)	(15)	(586)
Cash, cash equivalents and restricted cash at beginning of period	1	1,807	175	1,983	1	1,375	153	1,529
Cash, cash equivalents and restricted cash at end of period	$1	$621	$114	$736	$1	$804	$138	$943
———————————————

(a)	Prior period amounts have been retrospectively adjusted as discussed in Note 11 - Restricted Cash.

(b)	Represents primarily FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves nearly five million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest operator of wind and solar projects based on 2017 MWh produced. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER, and by Corporate and Other, which is primarily comprised of the operating results of NEET and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (See Note 13 for additional segment information). The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2017 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year periods.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(millions)				(millions)
FPL	$626	$526	$1.32	$1.12	$1,110	$971	$2.34	$2.06
NEER(a)(b)	274	301	0.55	0.64	4,200	777	8.80	1.65
Corporate and Other	(105)	(34)	(0.23)	(0.08)	(87)	628	(0.19)	1.34
NEE(b)	$795	$793	$1.64	$1.68	$5,223	$2,376	$10.95	$5.05
———————————————

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt.

(b)	NEP was deconsolidated from NEER in January 2018. See Note 2.

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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$(108)	$(92)	$(20)	$17
Tax reform-related(b)	$(17)	$—	$448	$—
NEP investment gains, net(c)	$(88)	$—	$2,885	$—
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net(d)	$11	$(1)	$—	$(1)
Operating results of solar projects in Spain - NEER	$(2)	$8	$(8)	$—
Merger-related expenses - Corporate and Other	$(1)	$(3)	$(1)	$(26)
Gain on sale of the fiber-optic telecommunications business - Corporate and Other(e)	$—	$—	$—	$685
———————————————

(a)
For the three months ended June 30, 2018 and 2017, approximately $35 million and $57 million of losses, respectively, and for the six months ended June 30, 2018 and 2017, approximately $59 million and $70 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

(b)
For the three and six months ended June 30, 2018, approximately $19 million of unfavorable and $448 million of favorable tax reform-related impacts are included in NEER's net income; the balance is included in Corporate and Other. See Note 11 - Accounting for Partial Sales of Nonfinancial Assets for a discussion of the impact of tax reform on differential membership interests.

(c)
For the three and six months ended June 30, 2018, approximately $89 million of losses and $2,910 million of gains are included in NEER's net income; the balance is included in Corporate and Other. See Note 2.

(d)
For the six months ended June 30, 2018, approximately $2 million of losses are included in NEER's net income; the balance is included in Corporate and Other. Amounts shown for the remaining periods are included in NEER's net income.

(e)	See Note 11 - Assets and Liabilities Associated with Assets Held for Sale for a discussion of the sale of the fiber-optic telecommunications business.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended June 30, 2018 was higher than the prior year period by $2 million, reflecting higher results at FPL, partly offset by lower results at NEER and Corporate and Other. Net income attributable to NEE for the six months ended June 30, 2018 was higher than the prior year period by $2,847 million, reflecting higher results at FPL and NEER, partly offset by lower results at Corporate and Other.

FPL's increase in net income for the three and six months ended June 30, 2018 was primarily driven by higher retail base revenues and lower income tax expense, partly offset by the absence of reserve amortization. For the period ended June 30, 2018, FPL earned a regulatory ROE, based on a thirteen month trailing average retail rate base, of approximately 11.48% compared to 11.50% for the period ended June 30, 2017.

NEER's results decreased slightly for the three months ended June 30, 2018, however, for the six months ended June 30, 2018, NEER's results increased primarily reflecting NEP investment gains upon deconsolidation and favorable tax reform-related impacts.

Corporate and Other's results decreased for the three months ended June 30, 2018 primarily due to higher net losses from non-qualifying hedge activity and unfavorable income tax charges. Corporate and Other's results decreased for the six months ended June 30, 2018 primarily due to the absence of the 2017 gain on sale of the fiber-optic telecommunications business.

NEE's effective income tax rates for the three months ended June 30, 2018 and 2017 were 25% and 26%, respectively, and for the six months ended June 30, 2018 and 2017 were 25% and 29%, respectively. The decrease in rates for the three and six months ended June 30, 2018 primarily reflects lower federal corporate income tax rates due to tax reform, partly offset by the impact of state income taxes net of federal income tax benefits and the impact of PTCs and ITCs. Additionally, for the six months ended June 30, 2018, the effective income tax rate was impacted by an adjustment related to differential membership interests. See Note 6.

In May 2018, NEE and a wholly owned subsidiary of NEE entered into three separate agreements with Southern to acquire Gulf Power, FCG and the entities holding Southern’s ownership interests in two natural gas generation facilities. See Note 7.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average retail rate base for the three and six months ended June 30, 2018 by approximately $3.2 billion and $2.9 billion, respectively, when compared to the same period in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization is permitted by a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers by the FPSC. During the three and six months ended June 30, 2018, FPL did not record any reserve amortization as there was no amount remaining in accrued asset removal costs related to reserve amortization (see below). During the three and six months ended June 30, 2017, FPL recorded reserve amortization of approximately $17 million and $228 million.

In September 2017, Hurricane Irma passed through Florida causing damage to much of FPL’s service territory. In December 2017, following the enactment of tax reform, FPL determined that it would not seek recovery of Hurricane Irma storm restoration costs through a storm surcharge from customers and, as a result, the regulatory asset associated with Hurricane Irma was written off in December 2017 as storm restoration costs. The FPSC has scheduled a hearing in February 2019 to evaluate FPL's Hurricane Irma storm restoration costs. As allowed under the 2016 rate agreement, FPL used available reserve amortization to offset nearly all of the expense, and plans to partially restore the reserve amortization through tax savings generated during the term of the 2016 rate agreement. In February 2018, the FPSC opened separate dockets for FPL and several other utilities in Florida to address the impacts of tax reform. FPL's hearing before the FPSC to address tax reform has been scheduled for February 2019. FPL believes that the benefits of tax reform will be realized by FPL's customers in accordance with the 2016 rate agreement as discussed above.

In July 2018, the FPSC approved a settlement agreement between FPL and the Office of Public Counsel regarding the recovery of storm costs related to Hurricane Matthew.  As part of the settlement agreement, FPL will issue a one-time refund to customers totaling approximately $28 million in August 2018.

Operating Revenues
During the three and six months ended June 30, 2018, FPL’s operating revenues decreased $183 million and $90 million, respectively. Retail base revenues increased approximately $29 million and $139 million for the three and six months ended June 30, 2018, respectively, reflecting additional revenues of approximately $84 million and $145 million, respectively, related to new retail base rates under the 2016 rate agreement. Retail base revenues during the three and six months ended June 30, 2018 were also impacted by decreases of 4.4% and 1.7%, respectively, in the average usage per retail customer and an increase of 1.1% in the average number of customer accounts for both periods. Milder weather contributed to the overall decrease in revenues. In addition, for the three and six months ended June 30, 2018, FPL's operating revenues decreased by approximately $94 million and $110 million, respectively, due to a decrease in fuel cost recovery revenues primarily as a result of lower average fuel factors and decreased $81 million and $52 million, respectively, due to lower storm-related revenues as a result of the conclusion of the Hurricane Matthew surcharge in February 2018.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $128 million and $184 million for the three and six months ended June 30, 2018, respectively, reflecting lower fuel charges of approximately $68 million and $34 million, respectively, primarily due to lower fuel prices. The decreases also reflect the deferral of approximately $39 million and $64 million of retail fuel costs for the three and six months ended June 30, 2018, respectively, compared to the deferral of approximately $10 million retail fuel costs and the recognition of $19 million of deferred retail fuel costs in the respective prior year periods. Fuel, purchased power and interchange expense also reflects decreases of approximately $31 million and $67 million during the three and six months ended June 30, 2018, respectively, as a result of the shutdown of SJRPP in January 2018, which had the effect of terminating a 375 MW take-or-pay purchased power contract. See Note 12 - Contracts.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $26 million and increased $246 million during the three and six months ended June 30, 2018, respectively. The increase for the six months ended June 30, 2018 primarily reflects the absence of approximately $228 million of reserve amortization recorded during the six months ended June 30, 2017. Reserve amortization reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to accrued asset removal costs which is included in noncurrent regulatory liabilities on the condensed consolidated balance sheets. At June 30, 2018, no amounts remain in accrued asset removal costs related to reserve amortization. The decrease in depreciation and amortization expense during the three months ended June 30, 2018 primarily reflects lower storm-recovery cost amortization as a result of the conclusion of the Hurricane Matthew surcharge in February 2018, partly offset by higher depreciation related to higher plant in service balances.

Income Taxes
During the three and six months ended June 30, 2018, FPL’s income taxes decreased $137 million and $288 million, respectively, primarily related to the decrease in federal corporate income tax rates.

NEER: Results of Operations

NEER’s net income less net loss attributable to noncontrolling interests decreased $27 million and increased $3,423 million for the three and six months ended June 30, 2018, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(millions)
New investments(a)	$30	$(52)
Existing assets(a)	31	58
Gas infrastructure(a)	19	45
Customer supply and proprietary power and gas trading(b)	(24)	(19)
Asset sales	(11)	22
Interest and other general and administrative expenses(c)	(37)	(87)
Income taxes, primarily due to corporate federal income tax rate reduction	52	118
Other	(3)	—
Change in non-qualifying hedge activity(d)	22	(11)
Tax reform-related(d)	(19)	448
NEP investment gains, net(d)	(89)	2,910
Change in unrealized losses on securities held in NEER's nuclear decommissioning funds and OTTI, net	12	(1)
Operating results of the solar projects in Spain	(10)	(8)
Increase (decrease) in net income less net loss attributable to noncontrolling interests	$(27)	$3,423
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

Operating Revenues
Operating revenues for the three months ended June 30, 2018 decreased $133 million primarily due to:

•	lower revenues of approximately $196 million related to the deconsolidation of NEP, and

•	higher losses from non-qualifying commodity hedges ($88 million for the three months ended June 30, 2018 compared to $66 million for the comparable period in 2017), partly offset by,

•	higher revenues from new investments of approximately $32 million, and

•	higher revenues of approximately $43 million from non-renewable existing assets primarily related to the absence of 2017 refueling outages.

Operating revenues for the six months ended June 30, 2018 decreased $311 million primarily due to:

•	lower revenues of approximately $369 million related to the deconsolidation of NEP, and

•	the absence of gains from non-qualifying commodity hedges ($5 million of losses for the six months ended June 30, 2018 compared to $141 million of gains for the comparable period in 2017), partly offset by,

•	higher revenues of approximately $85 million from non-renewable existing assets primarily related to the absence of 2017 refueling outages and favorable generation due to winter weather,

•	higher revenues from new investments of approximately $66 million, and

•	higher revenues from the customer supply and proprietary power and gas trading business.

Operating Expenses - net
Operating expenses - net for the three months ended June 30, 2018 decreased $80 million primarily due to:

•	the absence of approximately $107 million of operating expenses related to NEP which is no longer consolidated, partly offset by,

•	higher fuel expense of approximately $18 million, and

•	higher operating expenses associated with new investments of approximately $12 million.

Operating expenses - net for the six months ended June 30, 2018 decreased $150 million primarily due to:

•	the absence of approximately $202 million of operating expenses related to NEP which is no longer consolidated, partly offset by,

•	higher corporate expenses of $30 million including increased development activity to support growth in the business, and

•	higher operating expenses associated with new investments of approximately $24 million.

Interest Expense
NEER’s interest expense for the three months ended June 30, 2018 decreased approximately $102 million primarily reflecting $26 million of favorable changes in the fair value of interest rate derivative instruments compared to $36 million of unfavorable changes in the comparable period in 2017 as well as the absence of approximately $44 million of interest expense related to NEP which is no longer consolidated. NEER’s interest expense for the six months ended June 30, 2018 decreased approximately $207 million primarily reflecting $103 million of favorable changes in the fair value of interest rate derivative instruments compared to $46 million of unfavorable changes in the comparable period in 2017 as well as the absence of approximately $89 million of interest expense related to NEP which is no longer consolidated. The decreases discussed above were partly offset by higher borrowing costs to support growth of the business.

Benefits Associated with Differential Membership Interests - net
For the three and six months ended June 30, 2017, benefits associated with differential membership interests - net reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind and solar projects, net of associated costs. For the three and six months ended June 30, 2018, NEER recognized income related to differential membership interests of approximately $94 million and $691 million, respectively, as net loss attributable to noncontrolling interests in the condensed consolidated statements of income. The increase for the six months ended June 30, 2018 primarily relates to an adjustment of approximately $497 million ($373 million after tax) related to the change in federal corporate income tax rates effective January 1, 2018. See Note 11 - Accounting for Partial Sales of Nonfinancial Assets.

Equity in Earnings of Equity Method Investees
After the deconsolidation of NEP, approximately $160 million of equity in earnings of NEP was recognized during the six months ended June 30, 2018 (see Note 2) as equity in earnings of equity method investees, including approximately $150 million related to an adjustment at NEP to adjust the differential membership interests due to the change in federal corporate income tax rates.

Gain on NEP Deconsolidation
The NEP deconsolidation resulted in a gain of approximately $3.9 billion ($3.0 billion after tax) in NEE's condensed consolidated statements of income during the six months ended June 30, 2018. See Note 2.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs and deferred income taxes associated with convertible ITCs from solar and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. Also see Note 6 for a discussion of tax reform-related impacts and PTCs, ITCs and deferred income taxes associated with convertible ITCs.

Net (Income) Loss Attributable to Noncontrolling Interests
For the three and six months ended June 30, 2018, net loss attributable to noncontrolling interests primarily represents the activity related to the sales of differential membership interests. See Benefits Associated with Differential Membership Interests - net above and Note 11 - Accounting for Partial Sales of Nonfinancial Assets. For the three and six months ended June 30, 2017, net income attributable to noncontrolling interests primarily represented the income attributable to the noncontrolling ownership interest in NEP. After the deconsolidation of NEP, NEE's earnings from its noncontrolling interest in NEP are included in equity in earnings of equity method investees. See Note 2.

Capital Initiatives

During the six months ended June 30, 2018, NEER placed into service approximately 144 MW of new solar generating capacity and 101 MW of wind repowering generating capacity, as well as sold approximately 244 MW of wind generating capacity.

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

Corporate and Other's results decreased $71 million and $715 million during the three and six months ended June 30, 2018, respectively. The decrease for the three months ended June 30, 2018 primarily reflects higher net losses from non-qualifying hedge activity and income tax charges primarily related to an unfavorable tax ruling. The decrease for the six months is primarily due to the absence of the approximately $685 million after-tax gain on sale of the fiber-optic telecommunications business in January 2017. See Note 11 - Assets and Liabilities Associated with Assets Held for Sale.

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

Cash Flows

NEE's sources and uses of cash for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017(a)
	(millions)
Sources of cash:
Cash flows from operating activities	$2,933	$3,251
Long-term borrowings	2,875	2,771
Proceeds from sale of the fiber-optic telecommunications business	—	1,482
Distributions from equity method investees	633	7
Issuances of common stock - net	11	25
Net increase in commercial paper and other short-term debt	655	2,047
Other sources - net	139	46
Total sources of cash	7,246	9,629
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(5,923)	(6,937)
Retirements of long-term debt	(1,214)	(1,885)
Dividends	(1,047)	(920)
Effects of currency translation on cash, cash equivalents and restricted cash	(15)	—
Other uses - net	(294)	(473)
Total uses of cash	(8,493)	(10,215)
Net decrease in cash, cash equivalents and restricted cash	$(1,247)	$(586)
———————————————
(a) Prior period amounts have been retrospectively adjusted as discussed in Note 11 - Restricted Cash.

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2018 through 2022. The following table provides a summary of the major capital investments for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
	(millions)
FPL:
Generation:
New	$441	$593
Existing	520	771
Transmission and distribution	1,225	1,108
Nuclear fuel	90	94
General and other	183	164
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	45	12
Total	2,504	2,742
NEER:
Wind	2,081	2,544
Solar	369	516
Nuclear, including nuclear fuel	140	129
Natural gas pipelines	162	592
Other	566	380
Total	3,318	4,161
Corporate and Other	101	34
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$5,923	$6,937

Liquidity

At June 30, 2018, NEE's total net available liquidity was approximately $8.6 billion. The table below provides the components of FPL's and NEECH's net available liquidity at June 30, 2018:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$2,943	$4,997	$7,940	2019 - 2023	2019 - 2023
Issued letters of credit	(3)	(184)	(187)
	2,940	4,813	7,753

Revolving credit facilities	1,750	1,150	2,900	2018 - 2019	2018 - 2021
Borrowings	—	—	—
	1,750	1,150	2,900

Letter of credit facilities(b)	—	800	800		2019 - 2021
Issued letters of credit	—	(692)	(692)
	—	108	108

Subtotal	4,690	6,071	10,761

Cash and cash equivalents	38	437	475
Commercial paper and other short-term borrowings outstanding	(987)	(1,610)	(2,597)
Net available liquidity	$3,741	$4,898	$8,639
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

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At June 30, 2018, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and equity contributions associated with natural gas pipeline projects under construction and a related natural gas transportation agreement. Commitments associated with these activities are included in the contracts table in Note 12.

In addition, at June 30, 2018, NEE subsidiaries had approximately $4.1 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At June 30, 2018, these guarantees totaled approximately $668 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At June 30, 2018, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at June 30, 2018) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $703 million.

At June 30, 2018, subsidiaries of NEE also had approximately $1.4 billion of standby letters of credit and approximately $306 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

Shelf Registration
In July 2018, NEE, NEECH and FPL filed a shelf registration statement with the SEC for an unspecified amount of securities, which became effective upon filing. The amount of securities issuable by the companies is established from time to time by their respective boards of directors. Securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.

New Accounting Rules and Interpretations

Leases - In February 2016, the FASB issued an accounting standards update which requires, among other things, that lessees recognize a lease liability and a right-of-use asset for all leases. See Note 11 - Leases.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2018 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2018
Fair value of contracts outstanding at March 31, 2018	$433	$805	$(1)	$1,237
Reclassification to realized at settlement of contracts	(89)	(35)	(1)	(125)
Inception value of new contracts	(1)	—	—	(1)
Net option premium purchases (issuances)	35	—	—	35
Changes in fair value excluding reclassification to realized	86	(45)	2	43
Fair value of contracts outstanding at June 30, 2018	464	725	—	1,189
Net margin cash collateral paid (received)				(54)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2018	$464	$725	$—	$1,135

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2018
Fair value of contracts outstanding at December 31, 2017	$442	$728	$—	$1,170
Reclassification to realized at settlement of contracts	(140)	(38)	(4)	(182)
Inception value of new contracts	(1)	1	—	—
Net option premium purchases (issuances)	37	5	—	42
Impact of adoption of new revenue standard	3	(27)	—	(24)
Changes in fair value excluding reclassification to realized	123	56	4	183
Fair value of contracts outstanding at June 30, 2018	464	725	—	1,189
Net margin cash collateral paid (received)				(54)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2018	$464	$725	$—	$1,135

NEE's total mark-to-market energy contract net assets (liabilities) at June 30, 2018 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2018
(millions)
Current derivative assets	$451
Noncurrent derivative assets	1,341
Current derivative liabilities	(330)
Noncurrent derivative liabilities	(327)
NEE's total mark-to-market energy contract net assets	$1,135

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2018 were as follows:

	Maturity
	2018	2019	2020	2021	2022	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$26	$3	$3	$6	$(4)	$—	$34
Significant other observable inputs	12	61	5	(12)	(19)	(2)	45
Significant unobservable inputs	27	21	56	44	55	182	385
Total	65	85	64	38	32	180	464
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	1	(10)	(8)	—	—	—	(17)
Significant other observable inputs	35	80	68	66	50	32	331
Significant unobservable inputs	3	7	20	31	31	319	411
Total	39	77	80	97	81	351	725
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	—	—	—	—	—	—	—
Significant unobservable inputs	1	(1)	—	—	—	—	—
Total	1	(1)	—	—	—	—	—
Total sources of fair value	$105	$161	$144	$135	$113	$531	$1,189

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2017	$—	$7	$7	$—	$43	$44	$—	$37	$37
June 30, 2018	$—	$2	$2	$—	$31	$31	$—	$29	$30
Average for the six months ended June 30, 2018	$—	$3	$3	$—	$33	$34	$—	$31	$31
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,947	$1,947	$1,946	$1,946
Other investments:
Debt securities	$136	$136	$136	$136
Primarily notes receivable	$31	$31	$500	$680
Long-term debt, including current maturities	$29,965	$31,225	$33,134	$35,447
Interest rate contracts - net unrealized gains (losses)	$(189)	$(189)	$(225)	$(225)
FPL:
Fixed income securities - special use funds	$1,519	$1,519	$1,462	$1,462
Long-term debt, including current maturities	$12,471	$13,324	$11,702	$13,285
———————————————

(a)	See Note 5.

The special use funds of NEE and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NEE's and FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities primarily carried at estimated fair value. At FPL, changes in fair value, including any OTTI losses, result in a corresponding adjustment to the related regulatory asset or liability accounts based on current regulatory treatment. The changes in fair value of NEE's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary, including any credit losses, which are reported in current period earnings. Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not scheduled to begin in the near term.

At June 30, 2018, NEE had interest rate contracts with a notional amount of approximately $13.0 billion related to outstanding and expected future debt issuances and borrowings, of which approximately $10.6 billion manages exposure to the variability of cash flows associated with outstanding and expected future debt issuances at NEECH and NEER. The remaining $2.4 billion of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. In July 2018, NEECH entered into a forward starting interest rate swap agreement with a notional amount of $3 billion to manage interest rate risk associated with forecasted debt issuances. See Note 4.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE's net liabilities would increase by approximately $1,687 million ($602 million for FPL) at June 30, 2018.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $3,362 million and $3,314 million ($2,040 million and $2,035 million for FPL) at June 30, 2018 and December 31, 2017, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes primarily marketable securities which are broadly diversified. At June 30, 2018, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $308 million ($189 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At June 30, 2018, approximately 91% of NEE’s and 97% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2018.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2018 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/18 - 4/30/18	—	—	—	45,000,000
5/1/18 - 5/31/18	4,847	$158.85	—	45,000,000
6/1/18 - 6/30/18	495	$159.15	—	45,000,000
Total	5,342	$158.88	—
————————————

(a)
Includes: (1) in May 2018, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in June 2018, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.

(b)	In May 2017, NEE's Board of Directors authorized common stock repurchases of up to 45 million over an unspecified period.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*2(a)
Stock Purchase Agreement by and among The Southern Company, 700 Universe, LLC and NextEra Energy, Inc. dated as of May 20, 2018 (filed as Exhibit 2(a) to Form 8-K dated May 23, 2018, File No. 1-8841)**
x
*2(b)
Stock Purchase Agreement by and among NUI Corporation, Southern Company Gas, 700 Universe, LLC and NextEra Energy, Inc. dated as of May 20, 2018 (filed as Exhibit 2(b) to Form 8-K dated May 23, 2018, File No. 1-8841)**
x
*4(a)
One Hundred Twenty-Seventh Supplemental Indenture dated as of May 1, 2018 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit 4(j), File No. 333-226056, 333-226056-01 and 333-226056-02)
		x	x
*4(b)
One Hundred Twenty-Eighth Supplemental Indenture dated as of June 15, 2018 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit 4(k), File No. 333-226056, 333-226056-01 and 333-226056-02)
		x	x
*4(c)
Officer's Certificate of Florida Power & Light Company, dated June 15, 2018, creating the Floating Rate Notes, Series due June 15, 2068 (filed as Exhibit 4 to Form 8-K dated June 15, 2018, File No. 2-27612)
		x	x
*4(d)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated May 4, 2018, creating the Floating Rate Debentures, Series due May 4, 2021 (filed as Exhibit 4 to Form 8-K dated May 4, 2018, File No. 1-8841)
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
** Schedules attached to each Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. NEE will furnish the omitted schedules to the SEC upon request by the Commission.

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

Date: July 25, 2018

NEXTERA ENERGY, INC. (Registrant)

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Vice President, Controller and Chief Accounting Officer of NextEra Energy, Inc. (Principal Accounting Officer of NextEra Energy, Inc.)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller of Florida Power & Light Company (Principal Accounting Officer of Florida Power & Light Company)