Form 10-Q
period 2018-09-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2018-10-23
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months.

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at September 30, 2018: 477,945,257

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at September 30, 2018, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(a)	2018	2017(a)
OPERATING REVENUES	$4,418	$4,808	$12,351	$13,185
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	1,083	1,176	2,796	3,093
Other operations and maintenance	834	817	2,460	2,501
Merger-related	13	2	13	17
Depreciation and amortization	1,131	1,070	2,819	2,576
Losses (gains) on disposal of a business/assets - net	(9)	(5)	(64)	(1,106)
Taxes other than income taxes and other - net	396	397	1,148	1,115
Total operating expenses - net	3,448	3,457	9,172	8,196
OPERATING INCOME	970	1,351	3,179	4,989
OTHER INCOME (DEDUCTIONS)
Interest expense	(167)	(381)	(787)	(1,171)
Benefits associated with differential membership interests - net	—	67	—	311
Equity in earnings of equity method investees	122	56	372	153
Allowance for equity funds used during construction	24	21	68	68
Interest income	11	20	39	59
Gain on NEP deconsolidation	—	—	3,935	—
Gains on disposal of investments and other property - net	31	15	83	64
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net	30	—	22	—
Other net periodic benefit income	37	48	139	101
Other - net	11	23	30	7
Total other income (deductions) - net	99	(131)	3,901	(408)
INCOME BEFORE INCOME TAXES	1,069	1,220	7,080	4,581
INCOME TAXES	126	364	1,605	1,329
NET INCOME	943	856	5,475	3,252
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	64	(9)	754	(29)
NET INCOME ATTRIBUTABLE TO NEE	$1,007	$847	$6,229	$3,223
Earnings per share attributable to NEE:
Basic	$2.13	$1.80	$13.21	$6.88
Assuming dilution	$2.10	$1.79	$13.03	$6.83
Dividends per share of common stock	$1.11	$0.9825	$3.33	$2.9475
Weighted-average number of common shares outstanding:
Basic	473.1	469.4	471.7	468.3
Assuming dilution	477.4	473.5	475.6	472.0
———————————————
(a) Prior period amounts have been retrospectively adjusted as discussed in Note 3 - Amendments to Presentation of Retirement Benefits.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME	$943	$856	$5,475	$3,252
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $2, $4, $7 and $9 tax expense, respectively)	7	10	21	24
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $1 tax benefit, $23 tax expense, $5 tax benefit and $68 tax expense, respectively)	(2)	31	(11)	91
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1 tax expense, $4, $1 and $15 tax benefit, respectively)	—	(6)	—	(23)
Defined benefit pension and other benefits plans (net of less than $1, less than $1, and $1 tax benefit and $4 tax expense, respectively)	(1)	(1)	(4)	6
Net unrealized gains (losses) on foreign currency translation (net of $0, less than $1, $0 and $1 tax expense, respectively)	10	10	(10)	30
Other comprehensive income related to equity method investees (net of less than $1, less than $1, $1 and less than $1 tax expense, respectively)	1	1	5	1
Total other comprehensive income, net of tax	15	45	1	129
IMPACT OF NEP DECONSOLIDATION (NET OF $15 TAX EXPENSE)	—	—	58	—
COMPREHENSIVE INCOME	958	901	5,534	3,381
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	64	(9)	754	(40)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$1,022	$892	$6,288	$3,341

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2018	December 31, 2017
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$79,716	$85,337
Nuclear fuel	1,901	1,767
Construction work in progress	8,708	6,679
Accumulated depreciation and amortization	(21,753)	(21,367)
Total property, plant and equipment - net ($9,686 and $16,485 related to VIEs, respectively)	68,572	72,416
CURRENT ASSETS
Cash and cash equivalents	497	1,714
Customer receivables, net of allowances of $12 and $7, respectively	2,454	2,220
Other receivables	665	517
Materials, supplies and fossil fuel inventory	1,083	1,273
Regulatory assets ($61 and $71 related to a VIE, respectively)	399	336
Derivatives	463	489
Assets held for sale	2,270	140
Other	518	468
Total current assets	8,349	7,157
OTHER ASSETS
Special use funds	6,361	6,003
Investment in equity method investees	6,493	2,321
Prepaid benefit costs	1,509	1,427
Regulatory assets ($37 related to a VIE at December 31, 2017)	2,396	2,469
Derivatives	1,375	1,315
Other ($470 related to a VIE at December 31, 2017)	3,548	4,719
Total other assets	21,682	18,254
TOTAL ASSETS	$98,603	$97,827
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 478 and 471, respectively)	$5	$5
Additional paid-in capital	10,470	9,100
Retained earnings	23,935	18,992
Accumulated other comprehensive income (loss)	(158)	111
Total common shareholders' equity	34,252	28,208
Noncontrolling interests ($3,080 and $1,006 related to VIEs, respectively)	3,086	1,290
Total equity	37,338	29,498
Long-term debt ($1,020 and $5,941 related to VIEs, respectively)	27,048	31,463
Total capitalization	64,386	60,961
CURRENT LIABILITIES
Commercial paper	2,460	1,687
Other short-term debt	430	255
Current maturities of long-term debt ($74 and $70 related to a VIE, respectively)	2,649	1,676
Accounts payable	3,000	3,235
Customer deposits	448	448
Accrued interest and taxes	931	622
Derivatives	483	364
Accrued construction-related expenditures	905	1,033
Regulatory liabilities	396	346
Other	1,105	1,566
Total current liabilities	12,807	11,232
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	3,065	3,031
Deferred income taxes	7,420	5,754
Regulatory liabilities	9,189	8,765
Derivatives	522	535
Deferral related to differential membership interests - VIEs	—	5,403
Other	1,214	2,146
Total other liabilities and deferred credits	21,410	25,634
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$98,603	$97,827

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,475	$3,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,819	2,576
Nuclear fuel and other amortization	176	210
Unrealized losses on marked to market derivative contracts - net	88	45
Foreign currency transaction gains	(5)	(23)
Deferred income taxes	1,555	1,316
Cost recovery clauses and franchise fees	(79)	61
Acquisition of purchased power agreement	(52)	(243)
Benefits associated with differential membership interests - net	—	(311)
Gains on disposal of a business/assets - net	(147)	(1,170)
Gain on NEP deconsolidation	(3,935)	—
Recoverable storm-related costs	—	(334)
Other - net	(133)	116
Changes in operating assets and liabilities:
Current assets	(713)	(545)
Noncurrent assets	(97)	(77)
Current liabilities	227	444
Noncurrent liabilities	46	12
Net cash provided by operating activities	5,225	5,329
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(3,493)	(3,676)
Independent power and other investments of NEER	(4,825)	(4,678)
Nuclear fuel purchases	(217)	(175)
Other capital expenditures and other investments	(722)	(58)
Proceeds from sale of the fiber-optic telecommunications business	—	1,482
Sale of independent power and other investments of NEER	327	159
Proceeds from sale or maturity of securities in special use funds and other investments	2,579	2,059
Purchases of securities in special use funds and other investments	(2,860)	(2,146)
Distributions from equity method investees	637	7
Other - net	13	175
Net cash used in investing activities	(8,561)	(6,851)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	4,028	5,196
Retirements of long-term debt	(2,593)	(3,892)
Proceeds from differential membership investors	103	340
Net change in commercial paper	773	1,806
Proceeds from other short-term debt	625	200
Repayments of other short-term debt	(450)	(2)
Payments from related parties under CSCS agreement – net	720	—
Issuances of common stock - net	714	36
Dividends on common stock	(1,570)	(1,382)
Other - net	(275)	(540)
Net cash provided by financing activities	2,075	1,762
Effects of currency translation on cash, cash equivalents and restricted cash	(1)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,262)	240
Cash, cash equivalents and restricted cash at beginning of period	1,983	1,529
Cash, cash equivalents and restricted cash at end of period	$721	$1,769
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,963	$2,036
Increase in property, plant and equipment - net as a result of cash grants primarily under the Recovery Act	$—	$(145)
Decrease (increase) in property, plant and equipment - net as a result of a settlement/noncash exchange	$3	$(92)
———————————————
(a) Prior period amounts have been retrospectively adjusted as discussed in Note 11 - Restricted Cash.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2017	471	$5	$9,100	$111	$18,992	$28,208	$1,290	$29,498
Net income (loss)	—	—	—	—	6,229	6,229	(754)
Issuances of common stock, net of issuance cost of less than $1	6	—	700	—	—	700	—
Share-based payment activity	1	—	82	—	—	82	—
Dividends on common stock	—	—	—	—	(1,570)	(1,570)	—
Other comprehensive income	—	—	—	1	—	1	—
Impact of NEP deconsolidation(a)	—	—	—	58	—	58	(2,695)
Adoption of accounting standards updates(b)	—	—	593	(328)	285	550	5,303
Other	—	—	(5)	—	(1)	(6)	(58)
Balances, September 30, 2018	478	$5	$10,470	$(158)	$23,935	$34,252	$3,086	$37,338
———————————————
(a) See Note 2.
(b) See Notes 1, 5 - Financial Instruments Accounting Standards Update, 6 and 11 - Accounting for Partial Sales of Nonfinancial Assets.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2016	468	$5	$8,948	$(70)	$15,458	$24,341	$990	$25,331
Net income	—	—	—	—	3,223	3,223	29
Issuances of common stock, net of issuance cost of less than $1	2	—	24	—	—	24	—
Share-based payment activity	—	—	77	—	—	77	—
Dividends on common stock	—	—	—	—	(1,382)	(1,382)	—
Other comprehensive income	—	—	—	118	—	118	11
Sale of NEER assets to NEP	—	—	—	—	—	—	(17)
Other	—	—	(3)	—	—	(3)	(90)
Balances, September 30, 2017	470	$5	$9,046	$48	$17,299	$26,398	$923	$27,321

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
OPERATING REVENUES	$3,399	$3,477	$8,927	$9,095
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	941	1,036	2,418	2,696
Other operations and maintenance	385	362	1,119	1,137
Depreciation and amortization	804	704	1,860	1,514
Taxes other than income taxes and other - net	352	353	984	975
Total operating expenses - net	2,482	2,455	6,381	6,322
OPERATING INCOME	917	1,022	2,546	2,773
OTHER INCOME (DEDUCTIONS)
Interest expense	(136)	(121)	(411)	(360)
Allowance for equity funds used during construction	23	20	64	55
Other - net	2	1	5	2
Total other deductions - net	(111)	(100)	(342)	(303)
INCOME BEFORE INCOME TAXES	806	922	2,204	2,470
INCOME TAXES	152	356	440	933
NET INCOME(a)	$654	$566	$1,764	$1,537
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2018	December 31, 2017
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$49,479	$47,167
Nuclear fuel	1,221	1,192
Construction work in progress	3,778	3,623
Accumulated depreciation and amortization	(13,326)	(12,802)
Total electric utility plant and other property - net	41,152	39,180
CURRENT ASSETS
Cash and cash equivalents	103	33
Customer receivables, net of allowances of $5 and $2, respectively	1,372	1,073
Other receivables	233	160
Materials, supplies and fossil fuel inventory	698	840
Regulatory assets ($61 and $71 related to a VIE, respectively)	399	335
Other	232	243
Total current assets	3,037	2,684
OTHER ASSETS
Special use funds	4,364	4,090
Prepaid benefit costs	1,402	1,351
Regulatory assets ($37 related to a VIE at December 31, 2017)	2,168	2,249
Other	855	690
Total other assets	8,789	8,380
TOTAL ASSETS	$52,978	$50,244
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	10,603	8,291
Retained earnings	9,133	7,376
Total common shareholder's equity	21,109	17,040
Long-term debt ($74 related to a VIE at December 31, 2017)	11,595	11,236
Total capitalization	32,704	28,276
CURRENT LIABILITIES
Commercial paper	205	1,687
Other short-term debt	—	250
Current maturities of long-term debt ($74 and $70 related to a VIE, respectively)	96	466
Accounts payable	756	893
Customer deposits	445	445
Accrued interest and taxes	868	439
Accrued construction-related expenditures	250	300
Regulatory liabilities	381	333
Other	502	984
Total current liabilities	3,503	5,797
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,122	2,047
Deferred income taxes	5,133	5,005
Regulatory liabilities	9,072	8,642
Other	444	477
Total other liabilities and deferred credits	16,771	16,171
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$52,978	$50,244

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,764	$1,537
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,860	1,514
Nuclear fuel and other amortization	110	153
Deferred income taxes	195	987
Cost recovery clauses and franchise fees	(79)	61
Acquisition of purchased power agreement	(52)	(243)
Recoverable storm-related costs	—	(334)
Other - net	34	(53)
Changes in operating assets and liabilities:
Current assets	(301)	(578)
Noncurrent assets	(14)	(45)
Current liabilities	32	507
Noncurrent liabilities	(3)	(13)
Net cash provided by operating activities	3,546	3,493
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,493)	(3,676)
Nuclear fuel purchases	(104)	(104)
Proceeds from sale or maturity of securities in special use funds	1,623	1,241
Purchases of securities in special use funds	(1,786)	(1,320)
Other - net	205	(1)
Net cash used in investing activities	(3,555)	(3,860)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,594	200
Retirements of long-term debt	(1,580)	(73)
Net change in commercial paper	(1,482)	811
Proceeds from other short-term debt	—	200
Repayments of other short-term debt	(250)	(2)
Capital contribution from NEE	1,786	—
Dividends to NEE	—	(800)
Other - net	(28)	(2)
Net cash provided by financing activities	40	334
Net decrease in cash, cash equivalents and restricted cash	31	(33)
Cash, cash equivalents and restricted cash at beginning of period	174	153
Cash, cash equivalents and restricted cash at end of period	$205	$120
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$460	$400
Decrease (increase) in electric utility plant and other property - net as a result of a noncash exchange	$3	$(96)
NEE's noncash contribution of a consolidated subsidiary - net	$526	$—
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

1.  Revenue from Contracts with Customers

Effective January 1, 2018, NEE and FPL adopted an accounting standards update that provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures regarding such contracts (new revenue standard). Under the new revenue standard, revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The promised goods or services in the majority of NEE’s contracts with customers under the new revenue standard is, at FPL, for the delivery of electricity based on tariff rates approved by the FPSC and, at NEER, for the delivery of energy commodities and the availability of electric capacity and electric transmission. NEE and FPL adopted the new revenue standard using the modified retrospective approach applying it only to contracts that were not complete at January 1, 2018. On January 1, 2018, NEE recorded a reduction to retained earnings of approximately $25 million representing the cumulative effect of adopting the new revenue standard, which was primarily due to identifying separate performance obligations in certain energy-related contracts at NEER. The cumulative effect of adopting the new revenue standard was not material at FPL. The impact of applying the new revenue standard to NEE’s and FPL's September 30, 2018 financial statements as compared to the prior revenue standard was not material.
FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as, at NEER, derivative and lease transactions. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. For the three and nine months ended September 30, 2018, NEE’s revenue from contracts with customers was approximately $4.1 billion ($3.4 billion at FPL) and $10.9 billion ($8.9 billion at FPL), respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as, at NEER, derivative and lease transactions, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL - FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which is to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer.
NEER - NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2018 to 2043, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price related primarily to electric capacity sales associated with ISO annual auctions through 2020 and certain power purchase agreements with maturity dates through 2034. At September 30, 2018, NEER expects to record approximately $650 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In connection with the deconsolidation, NEE recorded an initial investment in NEP of approximately $4.4 billion based on the fair value of NEP OpCo and NEP common units that were held by subsidiaries of NEE on the deconsolidation date, which investment is included in investment in equity method investees on NEE's condensed consolidated balance sheet at September 30, 2018. The fair value was based on the market price of NEP common units as of January 1, 2018, which resulted in NEE recording a gain of approximately $3.9 billion ($3.0 billion after tax) during the nine months ended September 30, 2018. Total assets of approximately $7.8 billion, primarily property, plant and equipment, total liabilities of approximately $4.8 billion, primarily long-term debt, and total noncontrolling interests of approximately $2.7 billion were removed from NEE's balance sheet as part of the deconsolidation.

During the third quarter 2018, NEP issued approximately $82 million of its common units under its $150 million at-the-market equity issuance program implemented in July 2018, which replaced the prior program, resulting in a decrease in NEE's partnership interest in NEP OpCo. As a result, at September 30, 2018, NEE's equity method investment in NEP represents NEE’s partnership interest in NEP OpCo's operating projects of approximately 64.4% (and NEE’s direct interest in 2.5% of NEP’s common units). The equity method investment in NEP includes approximately $3.3 billion related to NEE’s share of the basis difference between the fair value and the underlying carrying value of NEP’s net assets attributable to NEP OpCo's common unitholders at September 30, 2018, a portion of which is being amortized. Basis difference amounts related to property, plant and equipment, net are being amortized over the remaining useful lives of such property, and amounts related to power purchase agreements are being amortized over the remaining terms of such agreements. The related amortization is included in equity in earnings of equity method investees in NEE's condensed consolidated statements of income.

NEER provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NEER is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At September 30, 2018, the cash sweep amount (due to NEP and its subsidiaries) held in accounts belonging to NEER or its subsidiaries was approximately $807 million and is included in accounts payable. Fee income totaling approximately $18 million and $66 million related to the CSCS agreement and the service agreements is included in operating revenues in NEE's condensed consolidated statements of income for the three and nine months ended September 30, 2018, respectively. Amounts due from NEP of approximately $38 million and $21 million at September 30, 2018 are primarily included in other receivables and noncurrent other assets, respectively. Under the CSCS agreement, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $635 million at September 30, 2018 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2018 to 2050 and including certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheet at fair value. As a result of deconsolidation, approximately $32 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet at September 30, 2018.

In August 2018, subsidiaries of NEER entered into an agreement with a subsidiary of NEP to sell ownership interests in certain wind and solar generation facilities. See Note 11 - Assets and Liabilities Associated with Assets Held for Sale.

3.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(millions)
Service cost	$18	$16	$—	$—	$52	$49	$1	$1
Interest cost	20	21	2	2	62	63	5	6
Expected return on plan assets	(69)	(67)	—	—	(207)	(202)	—	—
Amortization of prior service benefit	—	—	(4)	(4)	(1)	(1)	(12)	(6)
Special termination benefits(a)	14	—	—	—	14	38	—	—
Postretirement benefits settlement	—	—	—	—	—	—	—	1
Net periodic benefit (income) cost at NEE	$(17)	$(30)	$(2)	$(2)	$(80)	$(53)	$(6)	$2
Net periodic benefit (income) cost at FPL	$(11)	$(20)	$(2)	$(2)	$(51)	$(32)	$(4)	$1
———————————————

(a)	Reflects enhanced early retirement programs.

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

For interest rate and foreign currency derivative instruments, essentially all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income. At September 30, 2018, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $21 million of net losses included in AOCI at September 30, 2018 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at September 30, 2018 and December 31, 2017, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 5 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	September 30, 2018
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$4,100	$3,122	$1,669	$767
Interest rate contracts	163	203	156	196
Foreign currency contracts	—	29	13	42
Total fair values	$4,263	$3,354	$1,838	$1,005

FPL:
Commodity contracts	$4	$4	$3	$3

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$463
Noncurrent derivative assets(b)			1,375
Current derivative liabilities				$483
Noncurrent derivative liabilities				522
Total derivatives			$1,838	$1,005

Net fair value by FPL balance sheet line item:
Current other assets			$3
Current other liabilities				$2
Noncurrent other liabilities				1
Total derivatives			$3	$3
———————————————

(a)	Reflects the netting of approximately $28 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $48 million in margin cash collateral received from counterparties.

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

At September 30, 2018 and December 31, 2017, NEE had approximately $12 million and $10 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at September 30, 2018 and December 31, 2017, NEE had approximately $152 million and $40 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(millions)
Commodity contracts(a) - operating revenues	$(187)	$114	$(7)	$538
Foreign currency contracts - interest expense	(17)	(4)	3	53
Foreign currency contracts - other - net	—	(2)	—	(5)
Interest rate contracts - interest expense	142	(41)	115	(232)
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(8)	(13)	(25)	(36)
Foreign currency contracts	(1)	(1)	(3)	(80)
Total	$(71)	$53	$83	$238
———————————————

(a)
For the three and nine months ended September 30, 2018, FPL recorded approximately $1 million of losses and $4 million of gains, respectively, related to commodity contracts as regulatory assets and regulatory liabilities, respectively, on its condensed consolidated balance sheets. For the three and nine months ended September 30, 2017, FPL recorded losses of approximately $12 million and $164 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

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

	September 30, 2018				December 31, 2017
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(108)	MWh	—		(109)	MWh	—
Natural gas	(257)	MMBtu	307	MMBtu	(74)	MMBtu	142	MMBtu
Oil	(28)	barrels	—		(15)	barrels	—

At September 30, 2018 and December 31, 2017, NEE had interest rate contracts with notional amounts totaling approximately $15.9 billion and $12.1 billion, respectively, and foreign currency contracts with notional amounts totaling approximately $656 million and $718 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At September 30, 2018 and December 31, 2017, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.5 billion ($3 million for FPL) and $1.1 billion ($3 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $165 million (none at FPL) at September 30, 2018 and $145 million (none at FPL) at December 31, 2017. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.2 billion ($45 million at FPL) at September 30, 2018 and $1.2 billion ($45 million at FPL) at December 31, 2017. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $280 million ($135 million at FPL) at September 30, 2018 and $210 million ($95 million at FPL) at December 31, 2017.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At September 30, 2018 and December 31, 2017, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $2 million (none at FPL), respectively, in cash and $16 million (none at FPL) and $20 million (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2018
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(b)
NEE - equity securities	$255	$—		$—		$255
FPL - equity securities	$167	$—		$—		$167
Special use funds:(c)
NEE:
Equity securities	$1,687	$1,873	(d)	$—		$3,560
U.S. Government and municipal bonds	$479	$155		$—		$634
Corporate debt securities	$1	$725		$—		$726
Mortgage-backed securities	$—	$428		$—		$428
Other debt securities	$—	$146		$—		$146
FPL:
Equity securities	$478	$1,701	(d)	$—		$2,179
U.S. Government and municipal bonds	$380	$120		$—		$500
Corporate debt securities	$—	$548		$—		$548
Mortgage-backed securities	$—	$319		$—		$319
Other debt securities	$—	$130		$—		$130
Other investments:(e)
NEE:
Equity securities	$16	$12		$—		$28
Debt securities	$44	$87		$—		$131
Derivatives:
NEE:
Commodity contracts	$1,256	$1,617		$1,227	$(2,431)	$1,669	(f)
Interest rate contracts	$—	$163		$—	$(7)	$156	(f)
Foreign currency contracts	$—	$—		$—	$13	$13	(f)
FPL - commodity contracts	$—	$2		$2	$(1)	$3	(f)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,224	$1,341		$557	$(2,355)	$767	(f)
Interest rate contracts	$—	$61		$142	$(7)	$196	(f)
Foreign currency contracts	$—	$29		$—	$13	$42	(f)
FPL - commodity contracts	$—	$—		$4	$(1)	$3	(f)
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

(b)	Includes restricted cash equivalents of approximately $79 million ($76 million for FPL) in current other assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	Included in noncurrent other assets in the condensed consolidated balance sheets.

(f)	See Note 4 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at September 30, 2018 are as follows:

	Fair Value at		Valuation	Significant
Transaction Type	September 30, 2018		Technique(s)	Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$813	$265	Discounted cash flow	Forward price (per MWh)	$(27)	—	$161
Forward contracts - gas	26	13	Discounted cash flow	Forward price (per MMBtu)	$2	—	$7
Options - power	51	21	Option models	Implied correlations	1%	—	100%
				Implied volatilities	7%	—	197%
Options - primarily gas	143	153	Option models	Implied correlations	1%	—	100%
				Implied volatilities	1%	—	110%
Full requirements and unit contingent contracts	194	105	Discounted cash flow	Forward price (per MWh)	$(17)	—	$561
				Customer migration rate(a)	—%	—	20%
Total	$1,227	$557
———————————————

(a)	Applies only to full requirements contracts.

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

In addition, the fair value measurement of interest rate contract net liabilities related to the solar projects in Spain of approximately $142 million at September 30, 2018 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2018		2017
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30	$650	$—	$724	$(2)
Realized and unrealized gains (losses):
Included in earnings(a)	(131)	—	158	—
Included in other comprehensive income(b)	1	—	(5)	—
Included in regulatory assets and liabilities	(1)	(1)	—	—
Purchases	22	—	38	—
Settlements	6	(1)	(77)	1
Issuances	(19)	—	(59)	—
Transfers out(c)	—	—	1	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$528	$(2)	$780	$(1)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(d)	$(115)	$—	$213	$—
———————————————

(a)
For the three months ended September 30, 2018 and 2017, realized and unrealized gains (losses) of approximately $(134) million and $164 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is primarily included in interest expense.

(b)	Included in net unrealized gains (losses) on foreign currency translation in the condensed consolidated statements of comprehensive income.

(c)	Transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(d)
For the three months ended September 30, 2018 and 2017, unrealized gains (losses) of approximately $(118) million and $219 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is primarily included in interest expense.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2018		2017
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$566	$—	$578	$1
Realized and unrealized gains (losses):
Included in earnings(a)	(79)	—	518	—
Included in other comprehensive income(b)	5	—	(16)	—
Included in regulatory assets and liabilities	(1)	(1)	(2)	(2)
Purchases	125	—	83	—
Settlements	(1)	(2)	(234)	—
Issuances	(80)	—	(162)	—
Impact of adoption of new revenue standard(c)	(30)	—	—	—
Transfers in(d)	1	1	14	—
Transfers out(d)	22	—	1	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$528	$(2)	$780	$(1)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(e)	$(68)	$—	$461	$—
———————————————

(a)
For the nine months ended September 30, 2018 and 2017, realized and unrealized gains (losses) of approximately $(63) million and $519 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is primarily included in interest expense.

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

(e)
For the nine months ended September 30, 2018 and 2017, unrealized gains (losses) of approximately $(53) million and $462 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is primarily included in interest expense.

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2018			December 31, 2017
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$867	$867		$743	$744
Other investments - primarily notes receivable(b)	$30	$30		$500	$680
Long-term debt, including current maturities	$29,694	$30,326	(c)	$33,134	$35,447	(c)
FPL:
Special use funds(a)	$688	$688		$593	$593
Long-term debt, including current maturities	$11,691	$12,438	(c)	$11,702	$13,285	(c)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).

(b)
Included in noncurrent other assets in the condensed consolidated balance sheets. At December 31, 2017, primarily a note receivable (Level 3) classified as held for sale and under contract, along with debt secured by this note receivable (see Note 8 - NEER).

(c)	At September 30, 2018 and December 31, 2017, substantially all is Level 2 for NEE and all is Level 2 for FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $6,282 million and $6,003 million at September 30, 2018 and December 31, 2017, respectively, ($4,285 million and $4,090 million, respectively, for FPL) and FPL's storm fund assets of $79 million at September 30, 2018. The investments held in the special use funds consist of equity and debt securities which are primarily carried at estimated fair value. In connection with the adoption of a new accounting standards update as discussed below, available for sale securities include only debt securities in 2018 and debt and equity securities in 2017. The amortized cost of debt securities is approximately $1,973 million and $1,921 million at September 30, 2018 and December 31, 2017, respectively, ($1,529 million and $1,443 million, respectively, for FPL). The cost basis of equity securities was approximately $1,521 million at December 31, 2017 ($783 million for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory asset or liability accounts. For NEE's non-rate regulated operations, changes in fair value of debt securities result in a corresponding adjustment to OCI, except for unrealized losses considered to be other than temporary, including any credit losses, which are recognized in other - net in NEE's condensed consolidated statements of income. For NEE's non-rate regulated operations, changes in fair value of equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE’s condensed consolidated statements of income. The unrealized gains (losses) recognized during the three and nine months ended September 30, 2018 on equity securities held at September 30, 2018 were $192 million and $226 million, respectively ($130 million and $167 million, respectively, for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2018 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at September 30, 2018 of approximately one year. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(millions)
Realized gains	$5	$29	$32	$106	$2	$9	$22	$35
Realized losses	$9	$15	$49	$58	$5	$8	$34	$34
Proceeds from sale or maturity of securities	$576	$518	$1,889	$1,772	$487	$329	$1,529	$1,166

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(millions)
Unrealized gains	$8	$37	$6	$28
Unrealized losses(a)	$47	$12	$37	$9
Fair value	$1,626	$918	$1,253	$670
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at September 30, 2018 and December 31, 2017 were not material to NEE or FPL.

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

6.  Income Taxes

NEE's effective income tax rates for the three months ended September 30, 2018 and 2017 were approximately 12% and 30%, respectively. The rates for both periods reflect state income taxes net of federal income tax benefits, and the benefits of PTCs of approximately $19 million and $27 million, respectively, related to NEER's wind projects and ITCs of approximately $34 million and $51 million, respectively, related to solar and certain wind projects at NEER.

NEE's effective income tax rates for the nine months ended September 30, 2018 and 2017 were approximately 23% and 29%, respectively. The rates for both periods reflect state income taxes net of federal income tax benefits, as well as the benefits of PTCs of approximately $63 million and $85 million, respectively, related to NEER's wind projects. The rates for both periods also reflect ITCs and, in 2017, deferred income taxes associated with grants under the Recovery Act (convertible ITCs) totaling approximately $104 million and $220 million, respectively, related to solar and certain wind projects at NEER. In addition, during the three months ended March 31, 2018, NEE recorded an income tax charge of approximately $125 million related to an adjustment to differential membership interests primarily as a result of the change in federal income tax rates effective January 1, 2018 (see Note 11 - Accounting for Partial Sales of Nonfinancial Assets).

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

On December 22, 2017, tax reform legislation was signed into law which, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, NEE, including FPL, performed an analysis to preliminarily revalue its deferred income taxes and included an estimate of changes in the balances in NEE's and FPL's December 31, 2017 financial statements. At December 31, 2017, the revaluation reduced NEE’s net deferred income tax liabilities by approximately $6.5 billion, of which $4.5 billion related to net deferred income tax liabilities at FPL and the remaining $2 billion related to net deferred income tax liabilities at NEER. The $2 billion reduction in NEER’s deferred income tax liabilities increased NEER’s 2017 net income. The $4.5 billion reduction in FPL’s deferred income tax liabilities was recorded as a regulatory liability. While NEE and FPL continue to believe that the provisional tax reform adjustments are reasonable estimates of the effects on its existing deferred taxes, additional analysis and detailed reviews are still being performed to finalize the accounting for the remeasurement of deferred tax assets and liabilities as a result of the enactment of tax reform. NEE and FPL expect any final adjustments to the provisional amounts to be recorded in the fourth quarter of 2018 upon filing of all 2017 income tax returns. Effective January 1, 2018, NEE early adopted an accounting standards update that provided entities the option to reclassify certain tax effects from AOCI to retained earnings as a result of tax reform. Upon adoption, NEE reclassified approximately $16 million of tax benefits from AOCI to retained earnings.

7. Acquisitions

In May 2018, NEE and a wholly owned subsidiary of NEE (purchaser) entered into three separate agreements with The Southern Company and/or certain of its affiliates (Southern) to acquire Gulf Power Company (Gulf Power), Florida City Gas (FCG) and the entities holding Southern’s ownership interests in two natural gas generation facilities for approximately $6.475 billion (cash of $5.1 billion plus the assumption of approximately $1.4 billion of Gulf Power debt), subject to certain adjustments. NEE intends to finance the total cash purchase price of approximately $5.1 billion through the issuance of debt. In July 2018, NEE completed the acquisition of FCG, which serves approximately 110,000 residential and commercial natural gas customers in Florida's Miami-Dade, Brevard, St. Lucie and Indian River counties with 3,700 miles of natural gas pipeline, for approximately $530 million in cash subject to certain adjustments. Upon closing, NEE transferred FCG to FPL. The remaining acquisitions, as further described below, are subject to the terms and conditions set forth in each of the respective agreements.

•
Gulf Power - The purchaser expects to acquire the outstanding common shares of Gulf Power for approximately $5.75 billion ($4.35 billion in cash plus the assumption of approximately $1.4 billion of Gulf Power debt), subject to certain adjustments. Gulf

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Power serves approximately 460,000 customers in eight counties throughout northwest Florida and has roughly 9,500 miles of power lines and 2,300 MW of electric generating capacity.

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

The acquisitions of Gulf Power and the ownership interests in the two natural gas generation facilities are subject to, among other things, receipt of required regulatory approvals, including approvals from the FERC, and each agreement may be terminated by either the purchaser or Southern under certain circumstances. NEE expects to close on the acquisition of Gulf Power in the first half of 2019.

8.  Variable Interest Entities (VIEs)

At September 30, 2018, NEE had twenty-seven VIEs which it consolidated and had interests in certain other VIEs which it did not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $73 million and $148 million at September 30, 2018 and December 31, 2017, respectively, and consisted primarily of storm-recovery property, which are included in both current and noncurrent regulatory assets on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $75 million and $147 million at September 30, 2018 and December 31, 2017, respectively, and consisted primarily of storm-recovery bonds, which are included in current maturities of long-term debt and long-term debt on NEE's and FPL's condensed consolidated balance sheets.

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

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generation facilities with the capability of producing 110 MW. These entities sell their electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $64 million and $18 million, respectively, at September 30, 2018 and $89 million and $29 million, respectively, at December 31, 2017, and consisted primarily of property, plant and equipment and long-term debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own and operate solar PV facilities with the capability of producing a total of approximately 277 MW. Each of the two indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These three entities sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The three entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs were approximately $549 million and $554 million, respectively, at September 30, 2018 and $548 million and $594 million, respectively, at December 31, 2017, and consisted primarily of property, plant and equipment and long-term debt.

In February 2018, NEER sold a special purpose entity for net cash proceeds of approximately $71 million. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $50 million (approximately $37 million after tax) was recorded in gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income during the nine months ended September 30, 2018. Prior to the sale, the special purpose entity had insufficient equity at risk and was considered a VIE. The entity provided a loan in the form of a note receivable (see Note 5 - Fair Value of Financial Instruments Recorded at Other than Fair Value) to an unrelated third party, and also issued senior secured bonds which were collateralized by the note receivable. The assets and liabilities of the VIE were approximately $490 million and $502 million, respectively, at December 31, 2017, and consisted primarily of the note receivable (included in noncurrent other assets and classified as held for sale) and long-term debt.

The other twenty-three NEER VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 6,035 MW and 374 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2051 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. Certain entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $9.5 billion and $1.1 billion, respectively, at September 30, 2018, including amounts classified as held for sale (see Note 11 - Assets and Liabilities Associated with Assets Held for Sale). There were thirty-one consolidated VIEs at December 31, 2017 which included seven NEP-owned projects prior to the NEP deconsolidation; the assets and liabilities of those VIEs totaled approximately $13.1 billion and $6.9 billion, respectively. At September 30, 2018 and December 31, 2017, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and long-term debt, and also deferral related to differential membership interests at December 31, 2017.

Other - At September 30, 2018 and December 31, 2017, several NEE subsidiaries had investments totaling approximately $2,883 million ($2,390 million at FPL) and $2,634 million ($2,195 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. Beginning in January 2018, as a result of the deconsolidation of NEP, NEE records its noncontrolling interest in NEP OpCo as an equity method investment. NEE’s investment in these entities totaled approximately $4,782 million and $248 million at September 30, 2018 and December 31, 2017, respectively. Subsidiaries of NEE had committed to invest an additional approximately $60 million and $75 million in three of these entities at September 30, 2018 and December 31, 2017, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(millions, except per share amounts)
Numerator:
Net income attributable to NEE - basic	$1,007	$847	$6,229	$3,223
Adjustment for the impact of dilutive securities at NEP	(4)	—	(33)	—
Net income attributable to NEE - assuming dilution	$1,003	$847	$6,196	$3,223

Denominator:
Weighted-average number of common shares outstanding - basic	473.1	469.4	471.7	468.3
Equity units, stock options, performance share awards, forward sale agreements and restricted stock(a)	4.3	4.1	3.9	3.7
Weighted-average number of common shares outstanding - assuming dilution	477.4	473.5	475.6	472.0
Earnings per share attributable to NEE:
Basic	$2.13	$1.80	$13.21	$6.88
Assuming dilution	$2.10	$1.79	$13.03	$6.83
———————————————

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to stock options, performance share awards and/or equity units, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were 0.2 million and 4.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended September 30, 2018
Balances, June 30, 2018	$(67)		$(5)		$(51)	$(52)	$2	$(173)
Other comprehensive income (loss) before reclassifications	—		(2)		(1)	10	1	8
Amounts reclassified from AOCI	7	(a)	—	(b)	—	—	—	7
Net other comprehensive income (loss)	7		(2)		(1)	10	1	15
Balances, September 30, 2018	$(60)		$(7)		$(52)	$(42)	$3	$(158)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended September 30, 2017
Balances, June 30, 2017	$(96)		$268		$(76)	$(71)	$(22)	$3
Other comprehensive income before reclassifications	—		31		—	10	1	42
Amounts reclassified from AOCI	10	(a)	(6)	(b)	(1)	—	—	3
Net other comprehensive income (loss)	10		25		(1)	10	1	45
Other comprehensive income (loss) attributable to noncontrolling interests	1		—		—	(1)	—	—
Balances, September 30, 2017	$(85)		$293		$(77)	$(62)	$(21)	$48

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Nine Months Ended September 30, 2018
Balances, December 31, 2017	$(77)		$316		$(39)	$(69)	$(20)	$111
Other comprehensive income (loss) before reclassifications	—		(11)		(4)	(10)	5	(20)
Amounts reclassified from AOCI	21	(a)	—	(b)	—	—	—	21
Net other comprehensive income (loss)	21		(11)		(4)	(10)	5	1
Impact of NEP deconsolidation(c)	3		—		—	37	18	58
Adoption of accounting standards updates(d)	(7)		(312)		(9)	—	—	(328)
Balances, September 30, 2018	$(60)		$(7)		$(52)	$(42)	$3	$(158)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Nine Months Ended September 30, 2017
Balances, December 31, 2016	$(100)		$225		$(83)	$(90)	$(22)	$(70)
Other comprehensive income before reclassifications	—		91		7	30	1	129
Amounts reclassified from AOCI	24	(a)	(23)	(b)	(1)	—	—	—
Net other comprehensive income	24		68		6	30	1	129
Other comprehensive income attributable to noncontrolling interests	(9)		—		—	(2)	—	(11)
Balances, September 30, 2017	$(85)		$293		$(77)	$(62)	$(21)	$48
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

(c)	Reclassified and included in gain on NEP deconsolidation. See Note 2.

(d)	Reclassified to retained earnings. See Notes 5 - Financial Instruments Accounting Standards Update and 6.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.  Debt

Significant long-term debt issuances during the nine months ended September 30, 2018 were as follows:

	Principal Amount	Interest Rate				Maturity Date
	(millions)
FPL - First mortgage bonds	$1,500	3.950%	-	4.125%		2048
NEECH - Debentures	$2,341	Variable			(a)	2019 - 2021
———————————————

(a)	Variable rate is based on an underlying index plus a margin.

In August 2018, NEECH completed a remarketing of approximately $700 million aggregate principal amount of its Series H Debentures due September 1, 2020 (Series H Debentures) that were issued in September 2015 as components of equity units issued concurrently by NEE (September 2015 equity units). The Series H Debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the Series H Debentures, the interest rate on the Series H Debentures was reset to 3.342% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2018. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the September 2015 equity units, in the third quarter of 2018, NEE issued 6,215,998 shares of common stock in exchange for $700 million.

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

At September 30, 2018 and December 31, 2017, NEE had approximately $224 million ($102 million for FPL) and $269 million ($141 million for FPL), respectively, of restricted cash, of which approximately $198 million ($76 million for FPL) and $247 million ($128 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and margin cash collateral requirements. In addition, where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments, which totaled $70 million at September 30, 2018. See Note 4.

Leases - In February 2016, the FASB issued an accounting standards update which requires, among other things, that lessees recognize a lease liability, initially measured at the present value of the future lease payments, and a right-of-use asset for all leases (with the exception of short-term leases) (new lease standard). The new lease standard also requires new qualitative and quantitative disclosures for both lessees and lessors. The new lease standard will be effective for NEE and FPL beginning January 1, 2019. Early adoption is permitted. The new lease standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as an adjustment to retained earnings as of the date of initial application.

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

For the sales of differential membership interests to third-party investors, NEE recorded an increase to retained earnings of approximately $34 million ($56 million pretax) and a reduction to additional paid-in capital of $77 million ($59 million after tax) on January 1, 2018. In addition, the liability reflected as deferral related to differential membership interests - VIEs on NEE's consolidated balance sheets at December 31, 2017 was reclassified to noncontrolling interests. Beginning in 2018, as the third-party investors receive their portion of the economic attributes of the related facilities, NEE records such amounts as net loss attributable to noncontrolling interests. Prior to the adoption of this standards update, the income related to differential membership interests was recognized in benefits associated with differential membership interests - net in NEE's condensed consolidated statements of income. Additionally, net (income) loss attributable to noncontrolling interests for the nine months ended September 30, 2018 includes approximately $497 million ($373 million after tax) related to a reduction of differential membership interests as a result of the change in federal income tax rates effective January 1, 2018.

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

Assets and Liabilities Associated with Assets Held for Sale - In August 2018, subsidiaries of NEER entered into an agreement with a subsidiary of NEP to sell ownership interests in ten wind generation facilities and one solar generation facility located in the Midwest, South and West regions of the U.S. with a total generating capacity of 1,388 MW at September 30, 2018, for a cash purchase price of approximately $1.3 billion, subject to certain adjustments, and NEP's assumption of approximately $930 million in existing noncontrolling interests related to differential membership investors. A NEER affiliate will continue to operate the facilities included in the sale under an existing service agreement. The transaction is expected to close in the fourth quarter of 2018, pending the receipt of necessary regulatory approvals and satisfaction of other customary closing conditions. The carrying amounts of the major classes of assets related to the facilities that were classified as held for sale on NEE's condensed consolidated balance sheets at September 30, 2018 primarily represent property, plant and equipment. Liabilities associated with assets held for sale, which is included in current other liabilities on NEE's condensed consolidated balance sheets, was approximately $80 million at September 30, 2018 and primarily represent long-term debt.

In January 2017, an indirect wholly owned subsidiary of NEE completed the sale of its membership interests in its fiber-optic telecommunications business for net cash proceeds of approximately $1.1 billion, after repayment of $370 million of related long-term debt. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $1.1 billion (approximately $685 million after tax) was recorded in NEE's condensed consolidated statements of income during the nine months ended September 30, 2017 and is included in losses (gains) on disposal of a business/assets - net.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At September 30, 2018, estimated capital expenditures for the remainder of 2018 through 2022 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals for FPL) have been received were as follows:

	Remainder of 2018	2019	2020	2021	2022	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$140	$1,090	$680	$1,130	$985	$4,025
Existing	340	960	475	560	490	2,825
Transmission and distribution	570	2,235	2,175	2,550	2,570	10,100
Nuclear fuel	50	150	135	145	165	645
General and other	165	400	325	340	325	1,555
Total	$1,265	$4,835	$3,790	$4,725	$4,535	$19,150
NEER:
Wind(d)	$750	$2,155	$1,455	$20	$15	$4,395
Solar(e)	170	260	170	—	—	600
Nuclear, including nuclear fuel	55	205	160	165	180	765
Natural gas pipelines	340	660	20	10	20	1,050
Other	160	55	40	40	35	330
Total	$1,475	$3,335	$1,845	$235	$250	$7,140
Corporate and Other	$10	$20	$30	$15	$—	$75
———————————————

(a)	Includes AFUDC of approximately $29 million, $57 million, $30 million, $36 million and $38 million for the remainder of 2018 through 2022, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)
Excludes capital expenditures of approximately $800 million for the modernization of two generating units at FPL's Lauderdale facility to a high-efficiency natural gas-fired unit (Dania Beach Clean Energy Center), which is pending approval by the Florida Power Plant Siting Board, comprised of the Florida governor and cabinet.

(d)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 6,100 MW.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 580 MW.

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

At September 30, 2018, NEER has entered into contracts with expiration dates ranging from November 2018 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines. Approximately $3.2 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates ranging from late October 2018 through 2038.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The required capacity and/or minimum payments under contracts, including those discussed above, at September 30, 2018 were estimated as follows:

	Remainder of 2018	2019	2020	2021	2022	Thereafter
	(millions)
FPL:
Capacity charges(a)	$5	$15	$15	$15	$20	$195
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$495	$1,420	$1,055	$940	$925	$11,660
Coal, including transportation	$15	$5	$—	$—	$—	$—
NEER(d)	$1,110	$1,760	$195	$160	$180	$1,470
Corporate and Other(e)(f)	$155	$25	$10	$10	$5	$—
———————————————

(a)
Capacity charges, substantially all of which are recoverable through the capacity clause, totaled approximately $6 million and $18 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $16 million and $58 million for the nine months ended September 30, 2018 and 2017, respectively. Energy charges, which are recoverable through the fuel clause, totaled approximately $8 million and $28 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $23 million and $70 million for the nine months ended September 30, 2018 and 2017, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $80 million, $320 million, $385 million, $415 million, $415 million and $7,585 million for the remainder of 2018 through 2022 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)
Includes approximately $15 million, $65 million, $65 million, $65 million and $1,085 million in 2019 through 2022 and thereafter, respectively, of firm commitments related to a natural gas transportation agreement with a joint venture, in which NEER has a 31% equity investment, that is constructing a natural gas pipeline. These firm commitments are subject to the completion of construction of the pipeline which is expected by the end of 2019.

(e)	Includes an approximately $60 million commitment to invest in clean power and technology businesses through 2022.

(f)	Excludes approximately $200 million and $250 million for the remainder of 2018 and 2019, respectively, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

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

13.  Segment Information

NEE's reportable segments are FPL, a rate-regulated utility business, and NEER, a competitive energy business. Corporate and Other represents other business activities and includes eliminating entries. NEE's segment information is as follows:

	Three Months Ended September 30,
	2018					2017
	FPL	NEER(a)(b)		Corporate and Other	NEE Consoli- dated(b)	FPL	NEER(a)		Corporate and Other		NEE Consoli- dated
					(millions)
Operating revenues	$3,399	$1,020		$(1)	$4,418	$3,477	$1,333		$(2)		$4,808
Operating expenses - net	$2,482	$924		$42	$3,448	$2,455	$964		$38	(d)	$3,457	(d)
Net income (loss) attributable to NEE	$654	$214	(c)	$139	$1,007	$566	$292	(c)	$(11)		$847

	Nine Months Ended September 30,
	2018					2017
	FPL	NEER(a)(b)		Corporate and Other	NEE Consoli- dated(b)	FPL	NEER(a)		Corporate and Other		NEE Consoli- dated
					(millions)
Operating revenues	$8,927	$3,429		$(5)	$12,351	$9,095	$4,052		$38		$13,185
Operating expenses (income) - net	$6,381	$2,663		$128	$9,172	$6,322	$2,852		$(978)	(d)	$8,196	(d)
Net income attributable to NEE	$1,764	$4,414	(c)	$51	$6,229	$1,537	$1,069	(c)	$617		$3,223
———————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, differential membership interests sold by NEER subsidiaries are included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	NEP was deconsolidated from NEER in January 2018. See Note 2.

(c)	See Note 6 for a discussion of NEER's tax benefits related to PTCs.

(d)	Prior period amounts have been retrospectively adjusted as discussed in Note 3 - Amendments to Presentation of Retirement Benefits.

	September 30, 2018				December 31, 2017
	FPL	NEER(a)	Corporate and Other	NEE Consoli- dated(a)	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$52,978	$43,681	$1,944	$98,603	$50,244	$45,549	$2,034	$97,827
———————————————

(a)	NEP was deconsolidated from NEER in January 2018. See Note 2.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended September 30,
	2018				2017
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)(b)	NEECH	Other(a)	NEE Consoli- dated(b)
				(millions)
Operating revenues	$—	$1,054	$3,364	$4,418	$—	$1,365	$3,443	$4,808
Operating expenses - net	(46)	(941)	(2,461)	(3,448)	(51)	(982)	(2,424)	(3,457)
Interest expense	(5)	(26)	(136)	(167)	(1)	(259)	(121)	(381)
Equity in earnings of subsidiaries	963	—	(963)	—	830	—	(830)	—
Equity in earnings of equity method investees	—	122	—	122	—	56	—	56
Other income - net	37	82	25	144	48	125	21	194
Income (loss) before income taxes	949	291	(171)	1,069	826	305	89	1,220
Income tax expense (benefit)	(58)	52	132	126	(21)	30	355	364
Net income (loss)	1,007	239	(303)	943	847	275	(266)	856
Net (income) loss attributable to noncontrolling interests	—	64	—	64	—	(9)	—	(9)
Net income (loss) attributable to NEE	$1,007	$303	$(303)	$1,007	$847	$266	$(266)	$847

	Nine Months Ended September 30,
	2018				2017
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)(b)	NEECH	Other(a)	NEE Consoli- dated(b)
				(millions)
Operating revenues	$—	$3,526	$8,825	$12,351	$—	$4,154	$9,031	$13,185
Operating expenses - net	(159)	(2,715)	(6,298)	(9,172)	(114)	(1,806)	(6,276)	(8,196)
Interest expense	(16)	(360)	(411)	(787)	(2)	(809)	(360)	(1,171)
Equity in earnings of subsidiaries	6,132	—	(6,132)	—	3,179	—	(3,179)	—
Equity in earnings of equity method investees	—	372	—	372	—	153	—	153
Gain on NEP deconsolidation	—	3,935	—	3,935	—	—	—	—
Other income - net	138	174	69	381	102	477	31	610
Income (loss) before income taxes	6,095	4,932	(3,947)	7,080	3,165	2,169	(753)	4,581
Income tax expense (benefit)	(134)	1,319	420	1,605	(58)	468	919	1,329
Net income (loss)	6,229	3,613	(4,367)	5,475	3,223	1,701	(1,672)	3,252
Net (income) loss attributable to noncontrolling interests	—	754	—	754	—	(29)	—	(29)
Net income (loss) attributable to NEE	$6,229	$4,367	$(4,367)	$6,229	$3,223	$1,672	$(1,672)	$3,223
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

(b)	Prior period amounts have been retrospectively adjusted as discussed in Note 3 - Amendments to Presentation of Retirement Benefits.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30,
	2018				2017
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$1,022	$319	$(319)	$1,022	$892	$312	$(312)	$892

	Nine Months Ended September 30,
	2018				2017
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$6,288	$4,430	$(4,430)	$6,288	$3,341	$1,784	$(1,784)	$3,341
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2018				December 31, 2017
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$199	$35,648	$54,478	$90,325	$20	$41,782	$51,981	$93,783
Accumulated depreciation and amortization	(49)	(8,378)	(13,326)	(21,753)	(15)	(8,551)	(12,801)	(21,367)
Total property, plant and equipment - net	150	27,270	41,152	68,572	5	33,231	39,180	72,416
CURRENT ASSETS
Cash and cash equivalents	1	391	105	497	1	1,679	34	1,714
Receivables	474	1,660	985	3,119	442	1,633	662	2,737
Other	5	3,402	1,326	4,733	5	1,283	1,418	2,706
Total current assets	480	5,453	2,416	8,349	448	4,595	2,114	7,157
OTHER ASSETS
Investment in subsidiaries	33,569	—	(33,569)	—	27,825	—	(27,825)	—
Investment in equity method investees	—	6,493	—	6,493	—	2,321	—	2,321
Other	666	6,339	8,184	15,189	591	7,620	7,722	15,933
Total other assets	34,235	12,832	(25,385)	21,682	28,416	9,941	(20,103)	18,254
TOTAL ASSETS	$34,865	$45,555	$18,183	$98,603	$28,869	$47,767	$21,191	$97,827
CAPITALIZATION
Common shareholders' equity	$34,252	$12,453	$(12,453)	$34,252	$28,208	$10,745	$(10,745)	$28,208
Noncontrolling interests	—	3,086	—	3,086	—	1,290	—	1,290
Long-term debt	—	15,453	11,595	27,048	—	20,227	11,236	31,463
Total capitalization	34,252	30,992	(858)	64,386	28,208	32,262	491	60,961
CURRENT LIABILITIES
Debt due within one year	—	5,239	300	5,539	—	1,215	2,403	3,618
Accounts payable	27	2,302	671	3,000	3	2,427	805	3,235
Other	322	2,043	1,903	4,268	325	2,073	1,981	4,379
Total current liabilities	349	9,584	2,874	12,807	328	5,715	5,189	11,232
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	943	2,122	3,065	—	984	2,047	3,031
Deferred income taxes	(100)	2,757	4,763	7,420	(82)	1,247	4,589	5,754
Other	364	1,279	9,282	10,925	415	7,559	8,875	16,849
Total other liabilities and deferred credits	264	4,979	16,167	21,410	333	9,790	15,511	25,634
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$34,865	$45,555	$18,183	$98,603	$28,869	$47,767	$21,191	$97,827
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30,
	2018				2017(a)
	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,839	$1,578	$808	$5,225	$1,464	$1,937	$1,928	$5,329
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(124)	(5,536)	(3,597)	(9,257)	—	(4,808)	(3,779)	(8,587)
Proceeds from sale of the fiber-optic telecommunications business	—	—	—	—	—	1,482	—	1,482
Capital contributions from NEE	(1,798)	—	1,798	—	(46)	—	46	—
Sale of independent power and other investments of NEER	—	327	—	327	—	159	—	159
Proceeds from sale or maturity of securities in special use funds and other investments	—	955	1,624	2,579	—	819	1,240	2,059
Purchases of securities in special use funds and other investments	—	(1,074)	(1,786)	(2,860)	—	(827)	(1,319)	(2,146)
Distributions from equity method investees	—	637	—	637	—	—	7	7
Other - net	12	(203)	204	13	7	177	(9)	175
Net cash used in investing activities	(1,910)	(4,894)	(1,757)	(8,561)	(39)	(2,998)	(3,814)	(6,851)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	2,434	1,594	4,028	—	4,995	201	5,196
Retirements of long-term debt	—	(1,014)	(1,579)	(2,593)	—	(3,819)	(73)	(3,892)
Proceeds from differential membership investors	—	103	—	103	—	340	—	340
Net change in commercial paper	—	2,255	(1,482)	773	—	995	811	1,806
Proceeds from other short-term debt	—	625	—	625	—	—	200	200
Repayments of other short-term debt	—	(200)	(250)	(450)	—	—	(2)	(2)
Payments from related parties under CSCS agreement - net	—	720	—	720	—	—	—	—
Issuances of common stock - net	714	—	—	714	36	—	—	36
Dividends on common stock	(1,570)	—	—	(1,570)	(1,382)	—	—	(1,382)
Contributions from (dividends to) NEE	—	(2,727)	2,727	—	—	(722)	722	—
Other - net	(73)	(172)	(30)	(275)	(79)	(457)	(4)	(540)
Net cash provided by (used in) financing activities	(929)	2,024	980	2,075	(1,425)	1,332	1,855	1,762
Effects of currency translation on cash, cash equivalents and restricted cash	—	(1)	—	(1)	—	—	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(1,293)	31	(1,262)	—	271	(31)	240
Cash, cash equivalents and restricted cash at beginning of period	1	1,807	175	1,983	1	1,375	153	1,529
Cash, cash equivalents and restricted cash at end of period	$1	$514	$206	$721	$1	$1,646	$122	$1,769
———————————————

(a)	Prior period amounts have been retrospectively adjusted as discussed in Note 11 - Restricted Cash.

(b)	Represents primarily FPL and consolidating adjustments.

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income Attributable to NEE		Earnings Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(millions)				(millions)
FPL	$654	$566	$1.37	$1.19	$1,764	$1,537	$3.71	$3.26
NEER(a)(b)	214	292	0.44	0.62	4,414	1,069	9.21	2.26
Corporate and Other	139	(11)	0.29	(0.02)	51	617	0.11	1.31
NEE(b)	$1,007	$847	$2.10	$1.79	$6,229	$3,223	$13.03	$6.83
———————————————

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt.

(b)	NEP was deconsolidated from NEER in January 2018. See Note 2.

Adjusted Earnings

NEE prepares its financial statements under GAAP. However, management uses earnings adjusted for certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, analysis of performance, reporting of results to the Board of Directors and as an input in determining performance-based compensation under NEE’s employee incentive compensation plans. NEE also uses adjusted earnings when communicating its financial results and earnings outlook to analysts and investors. NEE’s management believes that adjusted earnings provide a more meaningful representation of NEE's fundamental earnings power. Although these amounts are properly reflected in the determination of net income under GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing. Adjusted earnings do not represent a substitute for net income, as prepared under GAAP.

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(millions)
Net losses associated with non-qualifying hedge activity(a)	$(26)	$(39)	$(49)	$(21)
Tax reform-related(b)	$(19)	$—	$429	$—
NEP investment gains, net(c)	$(18)	$—	$2,867	$—
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net(d)	$23	$5	$23	$4
Operating results of solar projects in Spain - NEER	$3	$8	$(5)	$8
Merger-related - Corporate and Other	$5	$(2)	$5	$(28)
Gain on sale of the fiber-optic telecommunications business - Corporate and Other(e)	$—	$—	$—	$685
———————————————

(a)
For the three months ended September 30, 2018 and 2017, approximately $106 million and $13 million of losses, respectively, and for the nine months ended September 30, 2018 and 2017, approximately $47 million of losses and $57 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

(b)
For the three and nine months ended September 30, 2018, approximately $36 million of unfavorable and $412 million of favorable tax reform-related impacts, respectively, relates to NEER and the balance relates to Corporate and Other. See Note 11 - Accounting for Partial Sales of Nonfinancial Assets for a discussion of the impact of tax reform on differential membership interests.

(c)
For the three and nine months ended September 30, 2018, approximately $18 million and $2,892 million, respectively, relates to NEER and, for the nine months ended September 30, 2018, the balance relates to Corporate and Other. See Note 2.

(d)
For the nine months ended September 30, 2018, approximately $21 million of gains are included in NEER's net income; the balance is included in Corporate and Other. Amounts shown for the remaining periods are included in NEER's net income.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended September 30, 2018 was higher than the prior year period by $160 million, reflecting higher results at FPL and Corporate and Other, partly offset by lower results at NEER. Net income attributable to NEE for the nine months ended September 30, 2018 was higher than the prior year period by $3,006 million, reflecting higher results at FPL and NEER, partly offset by lower results at Corporate and Other.

FPL's increase in net income for the three and nine months ended September 30, 2018 was primarily driven by continued investments in plant in service and other property. FPL earned an 11.60% regulatory ROE on its retail rate base, based on a thirteen month trailing average retail rate base as of September 30, 2018, compared to an 11.50% regulatory ROE for the comparable period in 2017.

NEER's results decreased for the three months ended September 30, 2018 primarily reflecting higher losses from non-qualifying hedge activity, partly offset by lower income tax expense primarily related to the reduction in the corporate federal income tax rate. For the nine months ended September 30, 2018, NEER's results increased primarily reflecting NEP investment gains upon deconsolidation and favorable tax reform-related impacts.

Corporate and Other's results increased for the three months ended September 30, 2018 primarily due to net gains from non-qualifying hedge activity and favorable consolidating income tax adjustments. Corporate and Other's results decreased for the nine months ended September 30, 2018 primarily due to the absence of the 2017 gain on sale of the fiber-optic telecommunications business partly offset by lower net losses from non-qualifying hedge activity.

NEE's effective income tax rates for the three months ended September 30, 2018 and 2017 were approximately 12% and 30%, respectively, and for the nine months ended September 30, 2018 and 2017 were 23% and 29%, respectively. The decrease in rates for the three and nine months ended September 30, 2018 primarily reflects lower federal corporate income tax rates due to tax reform, partly offset by the impact of state income taxes net of federal income tax benefits and the impact of PTCs and ITCs. Additionally, for the nine months ended September 30, 2018, the effective income tax rate was impacted by an adjustment related to differential membership interests. See Note 6.

In May 2018, NEE and a wholly owned subsidiary of NEE entered into three separate agreements with Southern to acquire Gulf Power, FCG and the entities holding Southern’s ownership interests in two natural gas generation facilities. In July 2018, NEE completed the acquisition of FCG. See Note 7.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average retail rate base for the three and nine months ended September 30, 2018 by approximately $3.4 billion and $3.1 billion, respectively, when compared to the same periods in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization is permitted by a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers by the FPSC. During both the three and nine months ended September 30, 2018, FPL recorded the reversal of reserve amortization of approximately $301 million, partially restoring the reserve amortization used in December 2017 as discussed below. During the three and nine months ended September 30, 2017, FPL recorded the reversal of reserve amortization of approximately $124 million and reserve amortization of $104 million, respectively.

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

In July 2018, the FPSC approved a settlement agreement between FPL and the Office of Public Counsel regarding the recovery of storm costs related to Hurricane Matthew.  As part of the settlement agreement, FPL issued a one-time refund to customers totaling approximately $28 million in August 2018.

Operating Revenues
During the three and nine months ended September 30, 2018, FPL’s operating revenues decreased $78 million and $168 million, respectively. Retail base revenues increased approximately $127 million and $266 million for the three and nine months ended September 30, 2018, respectively, reflecting additional revenues of approximately $92 million and $237 million, respectively, related to new retail base rates under the 2016 rate agreement. Retail base revenues during the three and nine months ended September 30, 2018 were also impacted by an increase of 1.4% and a decrease of 0.5%, respectively, in the average usage per retail customer and increases of 1.2% and 1.1% in the average number of customer accounts for the respective periods. In September 2017, Hurricane Irma contributed to lower retail usage, resulting in an approximately $60 million reduction in retail base revenues for the three and nine months ended September 30, 2017. In addition, for the three and nine months ended September 30, 2018, FPL's operating revenues decreased by approximately $79 million and $212 million, respectively, due to a decrease in fuel cost recovery revenues primarily as a result of lower average fuel factors and decreased $122 million and $174 million, respectively, due to lower storm-related revenues primarily as a result of the conclusion of the Hurricane Matthew surcharge in February 2018.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $95 million and $278 million for the three and nine months ended September 30, 2018, respectively, reflecting lower fuel charges of approximately $33 million and $66 million, respectively, primarily due to lower fuel prices. The decreases also reflect the deferral of approximately $19 million and $83 million of retail fuel costs for the three and nine months ended September 30, 2018, respectively, compared to the recognition of approximately $16 million and $35 million of deferred retail fuel costs in the respective prior year periods. Fuel, purchased power and interchange expense also reflects decreases of approximately $26 million and $93 million during the three and nine months ended September 30, 2018, respectively, primarily as a result of the shutdown of SJRPP in January 2018, which had the effect of terminating a 375 MW take-or-pay purchased power contract. See Note 12 - Contracts.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $100 million and $346 million during the three and nine months ended September 30, 2018, respectively. FPL recorded a reversal of $301 million reserve amortization in the three and nine months ended September 30, 2018 compared to a reversal of $124 million in the three months ended September 30, 2017 and reserve amortization of $104 million in the nine months ended September 30, 2017. Reserve amortization reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to accrued asset removal costs which is included in noncurrent regulatory liabilities on the condensed consolidated balance sheets. At September 30, 2018, there were approximately $301 million of accrued asset removal costs related to reserve amortization. The increase in depreciation and amortization expense during the three and nine months ended September 30, 2018 was partially offset by lower storm-recovery cost amortization as a result of the conclusion of the Hurricane Matthew surcharge in February 2018.

Income Taxes
During the three and nine months ended September 30, 2018, FPL’s income taxes decreased $204 million and $493 million, respectively, primarily related to the decrease in federal corporate income tax rates.

NEER: Results of Operations

NEER’s net income less net loss attributable to noncontrolling interests decreased $78 million and increased $3,345 million for the three and nine months ended September 30, 2018, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(millions)
New investments(a)	$1	$(57)
Existing assets(a)	6	65
Gas infrastructure(a)	21	66
Customer supply and proprietary power and gas trading(b)	1	(18)
Asset sales	—	22
Interest and other general and administrative expenses(c)	(22)	(112)
Income taxes, primarily due to corporate federal income tax rate reduction	56	180
Other	(7)	(5)
Change in non-qualifying hedge activity(d)	(93)	(104)
Tax reform-related(d)	(36)	412
NEP investment gains, net(d)	(18)	2,892
Change in unrealized losses on securities held in NEER's nuclear decommissioning funds and OTTI, net	18	17
Operating results of the solar projects in Spain	(5)	(13)
Increase (decrease) in net income less net loss attributable to noncontrolling interests	$(78)	$3,345
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

Operating Revenues
Operating revenues for the three months ended September 30, 2018 decreased $313 million primarily due to:

•	higher losses from non-qualifying commodity hedges ($226 million for the three months ended September 30, 2018 compared to $24 million for the comparable period in 2017), and

•	lower revenues of approximately $173 million related to the deconsolidation of NEP, partly offset by,

•	other increases in revenues of $62 million, primarily related to the gas infrastructure business and new investments.

Operating revenues for the nine months ended September 30, 2018 decreased $623 million primarily due to:

•	lower revenues of approximately $544 million related to the deconsolidation of NEP, and

•	the impact of losses from non-qualifying commodity hedges ($231 million of losses for the nine months ended September 30, 2018 compared to $117 million of gains for the comparable period in 2017), partly offset by,

•	other increases in revenues of $269 million, primarily related to the gas infrastructure business and new investments.

Operating Expenses - net
Operating expenses - net for the three months ended September 30, 2018 decreased $40 million primarily due to:

•	the absence of approximately $100 million of operating expenses related to NEP which is no longer consolidated, partly offset by,

•	higher O&M expense of $33 million at the customer supply and proprietary power and gas trading and gas infrastructure businesses, and

•	higher operating expenses associated with new investments of $12 million.

Operating expenses - net for the nine months ended September 30, 2018 decreased $189 million primarily due to:

•	the absence of approximately $303 million of operating expenses related to NEP which is no longer consolidated, partly offset by,

•	higher O&M expense of $102 million at the customer supply and proprietary power and gas trading and gas infrastructure businesses, and

•	higher operating expenses associated with new investments of $37 million.

Interest Expense
NEER’s interest expense for the three months ended September 30, 2018 decreased approximately $84 million primarily reflecting $45 million of favorable changes in the fair value of interest rate derivative instruments compared to $7 million of favorable changes in the comparable period in 2017 as well as the absence of approximately $48 million of interest expense related to NEP which is no longer consolidated. NEER’s interest expense for the nine months ended September 30, 2018 decreased approximately $291 million primarily reflecting $148 million of favorable changes in the fair value of interest rate derivative instruments compared to $38 million of unfavorable changes in the comparable period in 2017 as well as the absence of approximately $133 million of interest expense related to NEP which is no longer consolidated. The decreases discussed above were partly offset by higher borrowing costs to support growth of the business.

Benefits Associated with Differential Membership Interests - net
For the three and nine months ended September 30, 2017, benefits associated with differential membership interests - net reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind and solar projects, net of associated costs. For the three and nine months ended September 30, 2018, NEER recognized income related to differential membership interests of approximately $64 million and $754 million, respectively, as net loss attributable to noncontrolling interests in the condensed consolidated statements of income. The increase for the nine months ended September 30, 2018 primarily relates to an adjustment of approximately $497 million ($373 million after tax) related to the decrease in federal corporate income tax rates effective January 1, 2018. See Note 11 - Accounting for Partial Sales of Nonfinancial Assets.

Equity in Earnings of Equity Method Investees
After the deconsolidation of NEP, approximately $77 million and $235 million of equity in earnings of NEP was recognized during the three and nine months ended September 30, 2018, respectively, as equity in earnings of equity method investees. See Note 2. For the nine months ended September 30, 2018, equity in earnings of NEP included approximately $150 million related to a favorable adjustment at NEP to the differential membership interests due to the decrease in federal corporate income tax rates.

Gain on NEP Deconsolidation
The NEP deconsolidation resulted in a gain of approximately $3.9 billion ($3.0 billion after tax) in NEE's condensed consolidated statements of income during the nine months ended September 30, 2018. See Note 2.

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

Net (Income) Loss Attributable to Noncontrolling Interests
For the three and nine months ended September 30, 2018, net loss attributable to noncontrolling interests primarily represents the activity related to the sales of differential membership interests. See Benefits Associated with Differential Membership Interests - net above and Note 11 - Accounting for Partial Sales of Nonfinancial Assets. For the three and nine months ended September 30, 2017, net income attributable to noncontrolling interests primarily represented the income attributable to the noncontrolling ownership interest in NEP. After the deconsolidation of NEP, NEE's earnings from its noncontrolling interest in NEP are included in equity in earnings of equity method investees. See Note 2.

NEP

In August 2018, subsidiaries of NEER entered into an agreement with a subsidiary of NEP to sell ownership interests in ten wind generation facilities and one solar generation facility with a generating capacity totaling approximately 1,388 MW. See Note 11 - Assets and Liabilities Associated with Assets Held for Sale.

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

Corporate and Other's results increased $150 million and decreased $566 million during the three and nine months ended September 30, 2018, respectively. The increase for the three months ended September 30, 2018 primarily reflects net gains from non-qualifying hedge activity and favorable consolidating income tax adjustments. The decrease for the nine months is primarily due to the absence of the approximately $685 million after-tax gain on sale of the fiber-optic telecommunications business in January 2017 (see Note 11 - Assets and Liabilities Associated with Assets Held for Sale) partly offset by lower net losses from non-qualifying hedge activity.

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

Cash Flows

NEE's sources and uses of cash for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017(a)
	(millions)
Sources of cash:
Cash flows from operating activities	$5,225	$5,329
Long-term borrowings	4,028	5,196
Proceeds from differential membership investors	103	340
Proceeds from sale of the fiber-optic telecommunications business	—	1,482
Sale of independent power and other investments of NEER	327	159
Distributions from equity method investees	637	7
Payments from related parties under CSCS agreement – net	720	—
Issuances of common stock - net	714	36
Net increase in commercial paper and other short-term debt	948	2,004
Other sources - net	13	175
Total sources of cash	12,715	14,728
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(9,257)	(8,587)
Retirements of long-term debt	(2,593)	(3,892)
Dividends	(1,570)	(1,382)
Other uses - net	(556)	(627)
Total uses of cash	(13,976)	(14,488)
Effects of currency translation on cash, cash equivalents and restricted cash	(1)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,262)	$240
———————————————
(a) Prior period amounts have been retrospectively adjusted as discussed in Note 11 - Restricted Cash.

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2018 through 2022. The following table provides a summary of the major capital investments for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
	(millions)
FPL:
Generation:
New	$592	$890
Existing	805	726
Transmission and distribution	1,875	1,560
Nuclear fuel	104	104
General and other	294	266
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	(73)	234
Total	3,597	3,780
NEER:
Wind	2,949	2,662
Solar	495	577
Nuclear, including nuclear fuel	179	171
Natural gas pipelines	527	727
Other	788	612
Total	4,938	4,749
Corporate and Other	722	58
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$9,257	$8,587

Liquidity

At September 30, 2018, NEE's total net available liquidity was approximately $8.4 billion. The table below provides the components of FPL's and NEECH's net available liquidity at September 30, 2018:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$2,943	$4,997	$7,940	2019 - 2023	2019 - 2023
Issued letters of credit	(3)	(298)	(301)
	2,940	4,699	7,639

Revolving credit facilities	2,000	1,150	3,150	2018 - 2019	2018 - 2021
Borrowings	—	—	—
	2,000	1,150	3,150

Letter of credit facilities(b)	—	800	800		2020 - 2021
Issued letters of credit	—	(780)	(780)
	—	20	20

Subtotal	4,940	5,869	10,809

Cash and cash equivalents	103	391	494
Commercial paper and other short-term borrowings outstanding	(205)	(2,685)	(2,890)
Net available liquidity	$4,838	$3,575	$8,413
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

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At September 30, 2018, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at September 30, 2018, NEE subsidiaries had approximately $4.1 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At September 30, 2018, these guarantees totaled approximately $684 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At September 30, 2018, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at September 30, 2018) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $802 million.

At September 30, 2018, subsidiaries of NEE also had approximately $1.4 billion of standby letters of credit and approximately $327 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2018 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2018
Fair value of contracts outstanding at June 30, 2018	$464	$725	$—	$1,189
Reclassification to realized at settlement of contracts	(48)	21	1	(26)
Inception value of new contracts	(1)	(2)	—	(3)
Net option premium purchases (issuances)	5	—	—	5
Changes in fair value excluding reclassification to realized	42	(228)	(1)	(187)
Fair value of contracts outstanding at September 30, 2018	462	516	—	978
Net margin cash collateral paid (received)				(76)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2018	$462	$516	$—	$902

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2018
Fair value of contracts outstanding at December 31, 2017	$442	$728	$—	$1,170
Reclassification to realized at settlement of contracts	(189)	(16)	(3)	(208)
Inception value of new contracts	(2)	(1)	—	(3)
Net option premium purchases (issuances)	42	5	—	47
Impact of adoption of new revenue standard	3	(27)	—	(24)
Changes in fair value excluding reclassification to realized	166	(173)	3	(4)
Fair value of contracts outstanding at September 30, 2018	462	516	—	978
Net margin cash collateral paid (received)				(76)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2018	$462	$516	$—	$902

NEE's total mark-to-market energy contract net assets (liabilities) at September 30, 2018 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2018
(millions)
Current derivative assets	$451
Noncurrent derivative assets	1,218
Current derivative liabilities	(399)
Noncurrent derivative liabilities	(368)
NEE's total mark-to-market energy contract net assets	$902

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2018 were as follows:

	Maturity
	2018	2019	2020	2021	2022	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$4	$73	$30	$—	$(1)	$—	$106
Significant other observable inputs	36	52	(8)	1	(23)	11	69
Significant unobservable inputs	(7)	(26)	50	39	52	179	287
Total	33	99	72	40	28	190	462
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(11)	(52)	(8)	(3)	—	—	(74)
Significant other observable inputs	13	38	46	48	38	22	205
Significant unobservable inputs	8	1	14	22	26	314	385
Total	10	(13)	52	67	64	336	516
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	2	—	—	—	—	—	2
Significant unobservable inputs	—	(2)	—	—	—	—	(2)
Total	2	(2)	—	—	—	—	—
Total sources of fair value	$45	$84	$124	$107	$92	$526	$978

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2017	$—	$7	$7	$—	$41	$41	$—	$35	$35
September 30, 2018	$—	$2	$2	$—	$34	$33	$—	$34	$34
Average for the nine months ended September 30, 2018	$—	$3	$3	$—	$31	$31	$—	$29	$30
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,934	$1,934	$1,946	$1,946
Other investments:
Debt securities	$131	$131	$136	$136
Primarily notes receivable	$30	$30	$500	$680
Long-term debt, including current maturities	$29,694	$30,326	$33,134	$35,447
Interest rate contracts - net unrealized gains (losses)	$(40)	$(40)	$(225)	$(225)
FPL:
Fixed income securities - special use funds	$1,497	$1,497	$1,462	$1,462
Long-term debt, including current maturities	$11,691	$12,438	$11,702	$13,285
———————————————

(a)	See Note 5.

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

At September 30, 2018, NEE had interest rate contracts with a notional amount of approximately $15.9 billion related to outstanding and expected future debt issuances and borrowings, of which approximately $13.5 billion manages exposure to the variability of cash flows associated with outstanding and expected future debt issuances at NEECH and NEER. The remaining $2.4 billion of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 4.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE's net liabilities would increase by approximately $1,629 million ($598 million for FPL) at September 30, 2018.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $3,560 million and $3,314 million ($2,179 million and $2,035 million for FPL) at September 30, 2018 and December 31, 2017, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes primarily marketable securities which are broadly diversified. At September 30, 2018, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $328 million ($203 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At September 30, 2018, approximately 90% of NEE’s and 99% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2018.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2018 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/18 - 7/31/18	—	—	—	45,000,000
8/1/18 - 8/31/18	989	$172.77	—	45,000,000
9/1/18 - 9/30/18	457	$173.54	—	45,000,000
Total	1,446	$173.01	—
————————————

(a)
Includes: (1) in August 2018, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in September 2018, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.

(b)	In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock over an unspecified period.

Item 5. Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - NEER - Generation and Other Operations - NEER Fuel/Technology Mix - Nuclear Facilities in the 2017 Form 10-K.

In July 2018, a wholly owned subsidiary of NEER entered into an amendment to the power purchase agreement (PPA) with Duane Arnold's primary customer for the energy and capacity related to NEER's 70% ownership share of Duane Arnold to shorten the term of the PPA by five years. The amended PPA will expire on December 31, 2020, pending approval by the Iowa Utilities Board. NEER expects to cease operations of Duane Arnold after the expiration of the amended PPA, subject to required approvals.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 16, 2015, creating the Series H Debentures due September 1, 2020 (filed as Exhibit 4(c) to Form 8-K dated September 16, 2015, File No. 1-8841)
x
*4(b)
Letter, dated August 9, 2018, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series H Debentures due September 1, 2020, effective August 9, 2018 (filed as Exhibit 4(b) to Form 8-K dated August 9, 2018, File No. 1-8841)
x
*4(c)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated August 28, 2018, creating the Floating Rate Debentures, Series due August 21, 2020 (filed as Exhibit 4(a) to Form 8-K dated August 28, 2018, File No. 1-8841)
x
*4(d)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated August 28, 2018, creating the Floating Rate Debentures, Series due August 28, 2021 (filed as Exhibit 4(b) to Form 8-K dated August 28, 2018, File No. 1-8841)
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

Date: October 23, 2018

NEXTERA ENERGY, INC. (Registrant)

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Vice President, Controller and Chief Accounting Officer of NextEra Energy, Inc. (Principal Accounting Officer of NextEra Energy, Inc.)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller of Florida Power & Light Company (Principal Accounting Officer of Florida Power & Light Company)