Form 10-K
period 2018-12-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2019-02-15
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

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
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑
Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates at June 29, 2018 (based on the closing market price on the Composite Tape on June 29, 2018) was $78,550,110,752.
There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates at June 29, 2018.
Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at January 31, 2019: 478,167,505
Number of shares of Florida Power & Light Company common stock, without par value, outstanding at January 31, 2019, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of NextEra Energy, Inc.'s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC - equity	equity component of allowance for funds used during construction
AOCI	accumulated other comprehensive income
Bcf	billion cubic feet
CAISO	California Independent System Operator
capacity clause	capacity cost recovery clause, as established by the FPSC
CO2	carbon dioxide
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
environmental clause	environmental cost recovery clause
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NEER subsidiary
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
GHG	greenhouse gas(es)
Gulf Power	Gulf Power Company
ISO	independent system operator
ISO-NE	ISO New England Inc.
ITC	investment tax credit
kW	kilowatt
kWh	kilowatt-hour(s)
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator
MMBtu	One million British thermal units
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	NextEra Energy Resources, LLC
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
NERC	North American Electric Reliability Corporation
net generating capacity	net ownership interest in plant(s) capacity
net generation	net ownership interest in plant(s) generation
Note __	Note __ to consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PJM	PJM Interconnection, L.L.C.
PMI	NextEra Energy Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PTC	production tax credit
PV	photovoltaic
Recovery Act	The American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
RPS	renewable portfolio standards
RTO	regional transmission organization
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NEER subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
tax reform	Tax Cuts and Jobs Act
U.S.	United States of America

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

PART I

Item 1. Business

OVERVIEW

NEE is one of the largest electric power and energy infrastructure companies in North America and a leader in the renewable energy industry. NEE has two principal businesses, FPL and NEER. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. FPL’s strategic focus is centered on investing in generation, transmission and distribution facilities to continue to deliver on its value proposition of low bills, high reliability, outstanding customer service and clean energy solutions for the benefit of its more than five million customers. NEER is the world's largest generator of renewable energy from the wind and sun. NEER’s strategic focus is centered on the development, construction and operation of long-term contracted assets throughout the U.S. and Canada, including renewable generation facilities, natural gas pipelines and battery storage projects. In January 2019, NEE completed the acquisition of Gulf Power, a rate-regulated electric utility engaged in the generation, transmission, distribution and sale of electric energy in northwest Florida. See Gulf Power below.

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

NEE, which employed approximately 14,300 people at December 31, 2018, was incorporated in 1984 under the laws of Florida. During 2018, NEE conducted its operations principally through its two wholly owned subsidiaries, FPL and NEER, which also constituted NEE's reportable segments for financial reporting purposes. NEECH, another wholly owned subsidiary of NEE, owns and provides funding for NEER's and NEE's operating subsidiaries, other than FPL. NEP was formed in 2014. NEP acquires, manages and owns contracted clean energy projects with stable, long-term cash flows. See NEER section below for further discussion of NEP, including changes to its governance structure, which resulted in the deconsolidation of NEP in January 2018.

FPL

FPL was incorporated under the laws of Florida in 1925 and is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida. In July 2018, FPL acquired a retail gas business (see Note 8 - Other). FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. At December 31, 2018, FPL had approximately 24,500 MW of net generating capacity, approximately 75,200 circuit miles of transmission and distribution lines and 645 substations. FPL provides service to its electric customers through an integrated transmission and distribution system that links its generation facilities to its customers. At December 31, 2018, FPL served more than ten million people through more than five million customer accounts. FPL's service territory, which covers most of the east and lower west coasts of Florida, and plant locations at December 31, 2018 were as follows (see FPL Sources of Generation below):

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida. The percentage of FPL's operating revenues and customer accounts by customer class were as follows:

Operating Revenues
7%
7%
5%
4%
3%
4%
34%
35%
36%
55%
55%
55%
2018
2017
2016
Years
Residential
Commercial
Wholesale
Other

2018 Customer Accounts

Commercial
11%
Residential
89%

Industrial, Wholesale and Other collectively less than 1%

For both retail and wholesale customers, the prices (or rates) that FPL may charge are approved by regulatory bodies, by the FPSC in the case of retail customers and by the FERC in the case of wholesale customers. In general, under U.S. and Florida law, regulated rates are intended to cover the cost of providing service, including a reasonable rate of return on invested capital. Since the regulatory bodies have authority to determine the relevant cost of providing service and the appropriate rate of return on capital employed, there can be no guarantee that FPL will be able to earn any particular rate of return or recover all of its costs through regulated rates. See FPL Regulation below.

FPL seeks to maintain attractive rates for its customers. Since rates are largely cost-based, maintaining low rates requires a strategy focused on developing and maintaining a low-cost position, including the implementation of ideas generated from cost savings initiatives. A common benchmark used in the electric power industry for comparing rates across companies is the price of 1,000 kWh of consumption per month for a residential customer. FPL's 2018 average bill for 1,000 kWh of monthly residential usage was well below both the average of reporting electric utilities within Florida and the July 2018 national average (the latest date for which this data is available) as indicated below:

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its electric retail customers is provided primarily under franchise agreements negotiated with municipalities or counties. During the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents. FPL currently holds 184 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2048. These franchise agreements cover approximately 88% of FPL's retail customer base in Florida. FPL also provides service to 11 other municipalities and to 22 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility. FPL relies upon Florida law for access to public rights of way.

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

In addition to self-generation by residential, commercial and industrial customers, FPL also faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources. In each of 2018, 2017 and 2016, operating revenues from wholesale and industrial electric customers combined represented approximately five percent of FPL's total operating revenues.

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

FPL SOURCES OF GENERATION

At December 31, 2018, FPL's resources for serving load consisted of approximately 24,624 MW, of which 24,510 MW were from FPL-owned facilities and 114 MW were available through purchased power agreements. FPL owned and operated 30 units that used fossil fuels, primarily natural gas, with generating capacity of 19,542 MW and had a joint ownership interest in 1 out-of-state coal unit, which it does not operate, with net generating capacity of 634 MW. In addition, FPL owned, or had undivided interests in, and operated, 4 nuclear units with net generating capacity totaling 3,479 MW (see Nuclear Operations below) and owned and operated 13 solar generation facilities with generating capacity totaling 855 MW (excluding 75 MW of non-incremental solar capability which is provided through a natural gas generation facility). FPL customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in FPL's service territory. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.

FPL is in the process of constructing a new approximately 1,750 MW natural gas combined-cycle unit as discussed in FPL Regulation - FPL Electric Rate Regulation - Base Rates - Rates Effective January 2017 through December 2020. In addition, FPL is in the process of modernizing two generating units at its Lauderdale facility to a high-efficiency, clean-burning natural gas unit (Dania Beach Clean Energy Center). The Dania Beach Clean Energy Center is expected to provide approximately 1,200 MW of generating capacity and to be in service in 2022.

Fuel Sources

FPL relies upon a mix of fuel sources for its generation facilities, the ability of some of its generation facilities to operate on both natural gas and oil, and on purchased power to maintain the flexibility to achieve a more economical fuel mix in order to respond to market and industry developments.

*Oil is less than 1%	*Oil is less than 1%

Significant Fuel and Transportation Contracts. At December 31, 2018, FPL had the following significant fuel and transportation contracts in place:

•
FPL has firm transportation contracts with seven different transportation suppliers for natural gas pipeline capacity for an aggregate maximum quantity of 2,769,000 MMBtu/day currently, of which 1,969,000 MMBtu/day have expiration dates ranging from 2019 to 2036. The remaining 800,000 MMBtu/day increases to 1,200,000 MMBtu/day starting in mid-2020 through 2042. See Note 15 - Contracts.

•	FPL has several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from March 2019 through 2033.

•
Additionally, FPL enters into short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas. The remainder of FPL's natural gas requirements is purchased in the spot market.

Nuclear Operations

At December 31, 2018, FPL owned, or had undivided interests in, and operated the four nuclear units in Florida discussed below. FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages typically require the unit to be removed from service for variable lengths of time.

Facility	FPL's Ownership (MW)	Beginning of Next Scheduled Refueling Outage	Operating License Expiration Date
St. Lucie Unit No. 1	981	September 2019	2036
St. Lucie Unit No. 2	840(a)	February 2020	2043
Turkey Point Unit No. 3	837	March 2020	2032(b)
Turkey Point Unit No. 4	821	March 2019	2033(b)
______________________

(a)	Excludes 147 MW operated by FPL but owned by non-affiliates.

(b)	In January 2018, FPL filed an application with the NRC to renew the operating licenses for Turkey Point Units Nos. 3 and 4 for an additional 20 years, which license renewals are pending.

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

FPL's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel that is generated at these facilities through license expiration.

FPL ENERGY MARKETING AND TRADING

FPL's Energy Marketing & Trading division (EMT) buys and sells wholesale energy commodities, such as natural gas, oil and electricity. EMT procures natural gas and oil for FPL's use in power generation and sells excess natural gas, oil and electricity. EMT also uses derivative instruments (primarily swaps, options and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity. Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses. See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity and Note 4.

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

FPL Electric Rate Regulation

The FPSC sets rates at a level that is intended to allow FPL the opportunity to collect from retail customers total revenues (revenue requirements) equal to FPL's cost of providing service, including a reasonable rate of return on invested capital. To accomplish this, the FPSC uses various ratemaking mechanisms, including, among other things, base rates and cost recovery clauses.

Base Rates. In general, the basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base). At the time base rates are established, the allowed rate of return on rate base approximates the FPSC's determination of FPL's estimated weighted-average cost of capital, which includes its costs for outstanding debt and an allowed return on common equity. The FPSC monitors FPL's actual regulatory ROE through a surveillance report that is filed monthly by FPL with the FPSC. The FPSC does not provide assurance that any regulatory ROE will be achieved. Base rates are determined in rate proceedings or through negotiated settlements of those proceedings. Proceedings can occur at the initiative of FPL or upon action by the FPSC. Base rates remain in effect until new base rates are approved by the FPSC.

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

•
In addition, FPL is eligible to receive, subject to conditions specified in the 2016 rate agreement, base rate increases associated with the addition of up to 300 MW annually of new solar generation in each of 2017 through 2020 and may carry forward any unused MW to subsequent years during the term of the 2016 rate agreement. To date, approximately 900 MW of new solar generating capacity has become operational, 600 MW during the first quarter of 2018 and 300 MW during the first quarter of 2019. An additional 300 MW is expected to be operational in 2020. FPL will be required to demonstrate that any proposed solar facilities are cost effective and scheduled to be in service before December 31, 2021. FPL has agreed to an installed cost cap of $1,750 per kW.

•
FPL's allowed regulatory ROE is 10.55%, with a range of 9.60% to 11.60%. If FPL's earned regulatory ROE falls below 9.60%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.60%, any party other than FPL may seek a review of FPL's retail base rates.

•
Subject to certain conditions, FPL may amortize, over the term of the 2016 rate agreement, up to $1.0 billion of depreciation reserve surplus plus the reserve amount that remained under FPL's 2012 rate agreement discussed below (approximately $250 million), provided that in any year of the 2016 rate agreement FPL must amortize at least enough reserve to maintain a 9.60% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.60%.

•
Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kWh of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover amounts above $400 million. See Note 1 - Storm Fund and Storm Reserve.

FPL was impacted by Hurricane Irma in September 2017 which resulted in damage throughout much of FPL's service territory. Damage to FPL property from the hurricane was primarily limited to the transmission and distribution systems. In December 2017, following the enactment of tax reform as further discussed in Note 6, FPL determined that it would not seek recovery of Hurricane Irma storm restoration costs of approximately $1.3 billion through a storm surcharge from customers and, as a result, the regulatory asset associated with Hurricane Irma was written off in December 2017 as storm restoration costs in NEE's and FPL's consolidated statements of income. As allowed under the 2016 rate agreement, FPL used available reserve amortization to offset nearly all of the expense, and plans to partially restore the reserve amortization through tax savings generated during the term of the 2016 rate agreement. In February 2018, the FPSC opened separate dockets for FPL and several other utilities in Florida to address the impacts of tax reform.

In December 2018, the State of Florida Office of Public Counsel (OPC), the Florida Retail Federation (FRF) and the Florida Industrial Power Users Group (collectively, joint petitioners) filed with the FPSC a petition regarding FPL’s retail rates that were established pursuant to the 2016 rate agreement. The joint petitioners assert that FPL may not continue to use the reserve amortization mechanism and, based on that assertion, they request, among other things, that FPL refund up to $736.8 million annually related to cost savings created by tax reform and that new permanent base rates be established for FPL to reflect the tax cost savings associated with tax reform and other factors, including a lower regulatory ROE of 9.6% and a lower equity ratio of 55.0%. FPL believes that the actions it took as a result of tax reform are in accordance with the 2016 rate agreement and that the petition is a violation of the 2016 rate agreement on the part of the OPC and FRF who were signatories to that agreement.

Oral argument in the tax reform docket is expected to be held in April 2019. An FPSC decision regarding the amount of tax savings and whether FPL may continue to use the reserve amortization mechanism is expected by mid-May 2019.

Rates Effective January 2013 through December 2016 - Effective January 2013, pursuant to an FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement), new retail base rates and charges for FPL were established resulting in an increase in retail base revenues of $350 million on an annualized basis. The 2012 rate agreement provided for, among other things, the following:
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

•
subject to certain conditions, the right to reduce depreciation expense up to $400 million (reserve), provided that in any year of the 2012 rate agreement, FPL was required to amortize enough reserve to maintain an earned regulatory ROE within the range of 9.50% to 11.50% (the reserve amount was reduced by $30 million to up to $370 million as a result of a settlement in August 2015 related to the acquisition of a 250 MW coal-fired generation facility located in Jacksonville, Florida, which FPL retired in December 2016);

•	an interim cost recovery mechanism for storm restoration costs (see Note 1 - Storm Fund and Storm Reserve); and

•
an incentive mechanism whereby customers receive 100% of certain gains, including but not limited to, gains from the purchase and sale of electricity and natural gas (including transportation and storage), up to a specified threshold; gains exceeding that specified threshold were shared by FPL and its customers.

Cost Recovery Clauses. Cost recovery clauses are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through various clauses. Cost recovery clause costs are recovered through levelized monthly charges per kWh or kW, depending on the customer's rate class. These cost recovery clause charges are calculated annually based on estimated costs and estimated customer usage for the following year, plus or minus true-up adjustments to reflect the estimated over or under recovery of costs for the current and prior periods. An adjustment to the levelized charges may be approved during the course of a year to reflect revised estimates. FPL recovers costs from customers through the following clauses:

•	Fuel - primarily fuel costs, the most significant of the cost recovery clauses in terms of operating revenues (see Note 1 - Rate Regulation);

•	Capacity - primarily certain costs associated with the acquisition of several electric generation facilities (see Note 1 - Rate Regulation);

•	Energy Conservation - costs associated with implementing energy conservation programs; and

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

FPL EMPLOYEES

FPL had approximately 9,100 employees at December 31, 2018, with approximately 32% of these employees represented by the International Brotherhood of Electrical Workers (IBEW), substantially all of which are under a collective bargaining agreement with FPL that expires October 31, 2020.

NEER

NEER, a limited liability company organized under the laws of Delaware, was formed in 1998 to aggregate NEE's competitive energy businesses. NEER is a diversified clean energy company with a business strategy that emphasizes the development, construction and operation of long-term contracted assets with a focus on renewable projects. Through its subsidiaries, NEER currently owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets primarily in the U.S., as well as in Canada and Spain. NEER, with approximately 21,000 MW of total net generating capacity at December 31, 2018, is one of the largest wholesale generators of electric power in the U.S., with approximately 20,400 MW of net generating capacity across 36 states, and has 500 MW of net generating capacity in 4 Canadian provinces and 99.8 MW of net generating capacity in Spain. At December 31, 2018, NEER operates facilities with a total generating capacity of 23,500 MW. NEER produces the majority of its electricity from clean and renewable sources as described more fully below. NEER is the world's largest generator of renewable energy from the wind and sun based on 2018 MWh produced on a net generation basis. NEER develops and constructs battery storage projects, which when combined with its renewable projects, serve to enhance its ability to meet customer needs for a nearly firm generation source. NEER also owned and operated approximately 185 substations and 1,135 circuit miles of transmission lines at December 31, 2018.

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

NEP - NEP was formed in 2014 to acquire, manage and own contracted clean energy projects with stable long-term cash flows through a limited partner interest in NEP OpCo. NEP's projects include energy projects contributed by NEER to NEP OpCo in connection with NEP’s initial public offering in July 2014 as well as additional energy projects acquired thereafter. Through an indirect wholly owned subsidiary, NEE owns 101,440,000 common units of NEP OpCo representing a noncontrolling interest in NEP's operating projects of approximately 64.4% at December 31, 2018. NEP was deconsolidated from NEE for financial reporting purposes in January 2018 as a result of changes made to NEP's governance structure during 2017 that, among other things, enhanced NEP common unitholder governance rights. The new governance structure established a NEP board of directors, which elected board members commenced service in January 2018. Subsequent to deconsolidation, NEE began reflecting its ownership interest in NEP as an equity method investment with its earnings from NEP as equity in earnings of equity method investees and accounting for NEER's asset sales to NEP as third-party sales in its consolidated financial statements. See Note 1 - NextEra Energy Partners, LP. Prior to the deconsolidation, NEE owned a controlling general partner interest in NEP and consolidated NEP. At December 31, 2018, NEP owned, or had an interest in, a portfolio of 31 wind and solar projects throughout the U.S. with generating capacity totaling approximately 4,720 MW and membership interests in a portfolio of seven intrastate long-term contracted natural gas pipeline assets located in Texas (Texas pipelines) as further discussed in Generation and Other Operations. NEER operates substantially all of the energy projects in NEP's portfolio and its ownership interest in the portfolio's generating capacity was approximately 3,039 MW at December 31, 2018. In addition in 2015, NEP OpCo issued 2 million NEP OpCo Class B Units to NEER in exchange for an approximately 50% ownership interest in three solar projects with a total generating capacity of 277 MW. NEER, as holder of the Class B Units, will retain 100% of the economic interests if, and until, NEER offers to sell the economic interests to NEP and NEP accepts such offer. NEP OpCo has a right of first offer for certain of NEER's assets (ROFO assets) if NEER should seek to sell the assets. The ROFO assets consist of contracted wind and solar projects with a combined generating capacity of approximately 1,056 MW at December 31, 2018. In addition, NEER and its subsidiaries (other than NEP OpCo and its subsidiaries) have a right of first refusal on any proposed sale of any of the NEP OpCo assets.

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

At December 31, 2018, NEER managed or participated in the management of essentially all of its generation projects and all of its natural gas pipeline assets in which it has an ownership interest. At December 31, 2018, the locations of NEER's generation facilities and natural gas pipeline assets in North America in which NEER has ownership interests were as follows:

Legend
Wind
Universal Solar
Battery Storage
Natural Gas
Nuclear
Other
Pipeline
U.S. states and Canadian provinces with projects in operation

Locations with more than one facility are illustrated with a single dot.
Map excludes small-scale solar.

Generation Assets and Other Operations

Generation Assets.

NEER's portfolio of generation assets primarily consist of generation facilities with long-term power sales agreements for substantially all of their capacity and/or energy output. Information related to contracted generation assets at December 31, 2018 was as follows:

•	represented approximately 18,938 MW of total net generating capacity;

•
weighted-average remaining contract term of the power sales agreements and the remaining life of the PTCs associated with repowered wind facilities of approximately 16 years, based on forecasted contributions to earnings and forecasted amounts of electricity produced by the repowered wind facilities; and

•	contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel have expiration dates ranging from March 2019 through 2033 (see Note 15 - Contracts).

NEER's merchant generation assets primarily consist of a nuclear generation facility and oil-fired generation facilities that do not have long-term power sales agreements to sell their capacity and/or energy output and therefore require active marketing and hedging. Merchant generation assets at December 31, 2018 represented approximately 2,047 MW of total net generating capacity, including 1,102 MW from nuclear generation and 781 MW from oil-fired peak generation facilities, and are primarily located in the Northeast region of the U.S. NEER utilizes swaps, options, futures and forwards to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.

Other Operations.

Gas Infrastructure Business - At December 31, 2018, NEER had ownership interests in the natural gas pipelines discussed below and investments in oil and gas shale formations located primarily in the Midwest and South regions of the U.S.

	Miles of Pipeline	Pipeline Location/Route	NEER's Ownership	Total Capacity (per day)	Actual/Expected In-Service Dates
Operational:
Texas Pipelines(a)	542	South Texas	61.1%	4.05 Bcf	1950 - 2014
Sabal Trail(b)	517	Southwestern Alabama to Central Florida	42.5%	0.83 Bcf - 1.075 Bcf	June 2017 - Mid-2021
Florida Southeast Connection(b)	169	Central Florida to South Florida	100%	0.64 Bcf	June 2017
Under Construction or In Development:
Mountain Valley Pipeline(c)	303	Northwestern West Virginia to Southern Virginia	31%	2.00 Bcf	End of 2019
Mountain Valley Pipeline - Southgate Expansion(d)	73	Southern Virginia to Central North Carolina	47.2%	0.3 Bcf	End of 2020
______________________

(a)
A NEP portfolio of seven natural gas pipelines, of which a third party owns a 10% interest in a 120-mile pipeline with a daily capacity of approximately 2.3 Bcf. Approximately 3.2 Bcf per day of capacity is contracted with firm ship-or-pay contracts that have expiration dates ranging from 2020 to 2035.

(b)	See Note 15 - Contracts for a discussion of transportation contracts with FPL.

(c)	Completion of construction of the natural gas pipeline is subject to final permitting. Also, see Note 15 - Contracts for a discussion of a transportation contract with a NEER subsidiary.
(d) Construction of the natural gas pipeline is subject to certain conditions, including FERC approval. See Note 15 - Commitments.

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

NEER Fuel/Technology Mix

NEER utilized the following mix of fuel sources for generation facilities in which it has an ownership interest:

*Oil is less than 1%

Wind Facilities

•	located in 19 states in the U.S. and 4 provinces in Canada;

•	operated a total generating capacity of 15,058 MW at December 31, 2018;

•	ownership interests in a total net generating capacity of 13,529 MW at December 31, 2018;

◦	all MW are from contracted wind assets located primarily throughout Texas and the West and Midwest regions of the U.S. and Canada;

◦	added approximately 1,406 MW of new generating capacity and repowered wind generating capacity totaling 899 MW in the U.S. in 2018 and sold assets to NEP (see Note 1 - Disposal of a Business/Assets).

Solar Facilities

•	located in 22 states in the U.S. and 1 province in Spain;

•	operated PV and solar thermal facilities with a total generating capacity of 2,322 MW at December 31, 2018;

•	ownership interests in PV and solar thermal facilities with a total net generating capacity of 2,313 MW at December 31, 2018;

◦	essentially all MW are from contracted solar facilities located primarily throughout the West region of the U.S.;

◦	added approximately 326 MW of generating capacity in the U.S. in 2018 and sold assets to NEP (see Note 1 - Disposal of a Business/Assets).

Fossil Facilities

•	operated natural gas generation facilities with a total generating capacity of 2,180 MW at December 31, 2018;

•	ownership interests in natural gas generation facilities with a total net generating capacity of 1,639 MW at December 31, 2018;

◦	approximately 1,481 MW are contracted and 158 MW are merchant;

◦	located in 3 states in the Northeast region of the U.S. and in Florida;

◦
added ownership interests in two natural gas generation facilities located in Florida with a total generating capacity of approximately 1,451 MW (NEER's net generating capacity of 1,219 MW) (see Note 8 - Other); and

•
operated oil-fired peak generation facilities with a total generating capacity of 878 MW with an ownership or undivided interests in total net generating capacity of 781 MW at December 31, 2018 primarily located in Maine.

Nuclear Facilities

At December 31, 2018, NEER owned, or had undivided interests in, and operated the four nuclear units discussed below. NEER's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages typically require the unit to be removed from service for variable lengths of time.

Facility	Location	NEER's Ownership (MW)	Portfolio Category	Next Scheduled Refueling Outage	Operating License Expiration Date
Seabrook	New Hampshire	1,102(a)	Merchant	April 2020	2030(b)
Duane Arnold	Iowa	431(c)	Contracted(d)	None(d)	2034(d)
Point Beach Unit No. 1	Wisconsin	595	Contracted(e)	March 2019	2030
Point Beach Unit No. 2	Wisconsin	595	Contracted(e)	March 2020	2033
______________________

(a)	Excludes 147 MW operated by NEER but owned by non-affiliates.

(b)	In 2010, NEER filed an application with the NRC to renew Seabrook's operating license for an additional 20 years, which license renewal is pending.

(c)	Excludes 184 MW operated by NEER but owned by non-affiliates.

(d)
NEER sells all of its share of the output of Duane Arnold under an amended long-term contract expiring in December 2020. Operations of Duane Arnold are expected to cease in late 2020, subject to approval by MISO. See Note 5 - Nonrecurring Fair Value Measurements.

(e)	NEER sells all of the output of Point Beach Units Nos. 1 and 2 under long-term contracts through their current operating license expiration dates.

NEER is responsible for all nuclear unit operations and the ultimate decommissioning of the nuclear units, the cost of which is shared on a pro-rata basis by the joint owners for the jointly-owned units. NRC regulations require plant owners to submit a plan for decontamination and decommissioning five years before the projected end of plant operation. In the case of Duane Arnold, a plan for decontamination and decommissioning is required to be submitted to the NRC no later than 2 years following shutdown of the facility.

NEER's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel that is generated at these facilities through license expiration or, in the case of Duane Arnold, through shutdown of the facility.

Policy Incentives for Renewable Energy Projects

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System, wind and solar projects are fully depreciated for tax purposes over a five-year period even though the useful life of such projects is generally much longer than five years.

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. Owners of solar facilities are eligible to claim a 30% ITC for new solar facilities. Previously, owners of solar facilities could have elected to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC (convertible ITC) for qualifying solar facilities where construction began before the end of 2011 and the facilities were placed in service before 2017. In order to qualify for the PTC (or an ITC in lieu of the PTC) for wind or ITC for solar, construction of a facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service (IRS) issued guidance stating that the safe harbor for continuous efforts and continuous construction requirements will generally be satisfied if the facility is placed in service no more than four years after the year in which construction of the facility began. The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the 5% safe harbor for the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value. Tax credits for qualifying wind and solar projects are subject to the following phase-down schedule.

	Year construction of project begins
	2015	2016	2017	2018	2019	2020	2021	2022
PTC(a)	100%	100%	80%	60%	40%	-	-	-
Wind ITC(b)	30%	30%	24%	18%	12%	-	-	-
Solar ITC(c)	30%	30%	30%	30%	30%	26%	22%	10%
_________________________

(a)	Percentage of the full PTC available for wind projects that begin construction during the applicable year.

(b)	Percentage of eligible project costs that can be claimed as ITC by wind projects that begin construction during the applicable year.

(c)
Percentage of eligible project costs that can be claimed as ITC by solar projects that begin construction during the applicable year. ITC is limited to 10% for solar projects not placed in service before January 1, 2024.

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

The degree and nature of competition is different in wholesale markets than in retail markets. During 2018, 2017 and 2016, approximately 85% of NEER's revenue was derived from wholesale electricity markets.

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

In general, U.S. and Canadian electricity markets encompass three classes of services: energy, capacity and ancillary services. Energy services relate to the physical delivery of power; capacity services relate to the availability of MW capacity of a power generation asset; and ancillary services are other services that relate to power generation assets, such as load regulation and spinning and non-spinning reserves. The exact nature of these classes of services is defined in part by regional tariffs. Not all regions have a capacity services class, and the specific definitions of ancillary services vary from region to region.

RTOs and ISOs exist throughout much of North America to coordinate generation and transmission across wide geographic areas and to run markets. NEER operates in all RTO and ISO jurisdictions. At December 31, 2018, NEER also had generation facilities with ownership interests in a total net generating capacity of approximately 4,110 MW that fall within reliability regions that are not under the jurisdiction of an established RTO or ISO, including 2,267 MW within the Western Electricity Coordinating Council and 1,219 MW within the Florida Reliability Coordinating Council. Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers. NEER has operations that fall within the following RTOs and ISOs:

Alberta Electric System Operator 82 MW
Independent Electricity System Operator 307 MW
ISO-NE 2,058 MW
NYISO 148 MW
MISO 4,337 MW
PJM 524 MW
CAISO 2,023 MW
Southwest Power Pool 4,161 MW
ERCOT 3,135 MW

NEER competes in different regions to differing degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generation facilities. At December 31, 2018, approximately 90% of NEER's net generating capacity was committed under long-term contracts. Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets. In such cases, NEER will frequently enter into shorter term bilateral contracts, typically of less than three years duration, to hedge the price risk associated with selling into a daily spot market. Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, serve to protect a portion of the revenue that NEER expects to derive from the associated generation facility. Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes. See Management's Discussion - Overview - Adjusted Earnings.

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

At December 31, 2018, essentially all of NEER's operating independent power projects located in the U.S. have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005. Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers. They are barred from selling electricity directly to retail customers. While projects with exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

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

NEER EMPLOYEES

NEER and its subsidiaries had approximately 5,100 employees at December 31, 2018. Certain subsidiaries of NEER have collective bargaining agreements with the IBEW, the Utility Workers Union of America, the Security Police and Fire Professionals of America and the International Union of Operating Engineers, which collectively represent approximately 17% of NEER's employees. The collective bargaining agreements have three- to five-year terms and expire between May 2019 and 2021.

GULF POWER

On January 1, 2019, NEE completed the previously announced acquisition of all of the outstanding common shares of Gulf Power under a stock purchase agreement with The Southern Company dated May 20, 2018, as amended, for approximately $4.47 billion in cash consideration, excluding post-closing working capital adjustments, and the assumption of approximately $1.3 billion of Gulf Power debt. Gulf Power was incorporated under the laws of Maine in 1925 and became a Florida corporation after being domesticated under the laws of Florida in 2005. Gulf Power, a rate-regulated electric utility under the jurisdiction of the FPSC, is engaged in the generation, transmission, distribution and sale of electric energy in northwest Florida. As of January 1, 2019, Gulf Power served more than 460,000 customers in eight counties throughout northwest Florida and had approximately 2,300 MW of fossil-fueled electric generating capacity and 9,400 miles of transmission and distribution lines located in Florida, Mississippi and Georgia. See Note 8 - Gulf Power Company for further discussion.
NEE ENVIRONMENTAL MATTERS

NEE and its subsidiaries, including FPL, are subject to environmental laws and regulations, including extensive federal, state and local environmental statutes, rules and regulations, for the siting, construction and ongoing operations of their facilities. The U.S. government and certain states and regions, as well as the Government of Canada and its provinces, have taken and continue to take certain actions, such as proposing and finalizing regulation or setting targets or goals, regarding the regulation and reduction of GHG emissions and the increase of renewable energy generation. Numerous environmental regulations also affecting FPL, NEER, Gulf Power, and certain other subsidiaries relate to threatened and endangered species and/or their habitats, as well as other avian and bat species. The environmental laws in the U.S., including, among others, the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act, provide for the protection of endangered species of birds and bats and/or their habitats, migratory birds and eagles. Complying with these environmental laws and regulations could result in, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. Failure to comply could result in fines, penalties, criminal sanctions or injunctions. The impact of complying with current environmental laws and regulations has not had, and, along with compliance with proposed regulations as currently written, is not expected to have, a material adverse effect on the financial statements of NEE and FPL. NEE's rate-regulated subsidiaries expect to seek recovery for compliance costs associated with any new environmental laws and regulations, which recovery for FPL and Gulf Power would be through their respective environmental clause.

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

EXECUTIVE OFFICERS OF NEE(a)

Name	Age	Position	Effective Date
Miguel Arechabala	57	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2014
Deborah H. Caplan	56	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	April 15, 2013
Terrell Kirk Crews, II(b)	40	Vice President, Controller and Chief Accounting Officer of NEE	September 19, 2016
Paul I. Cutler	59	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE	February 19, 2003 February 18, 2003 December 10, 1997
Joseph T. Kelliher	58	Executive Vice President, Federal Regulatory Affairs of NEE	May 18, 2009
John W. Ketchum(b)	48	Executive Vice President, Finance and Chief Financial Officer of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	March 4, 2016
Manoochehr K. Nazar	64	President Nuclear Division and Chief Nuclear Officer of NEE President Nuclear Division and Chief Nuclear Officer of FPL	May 23, 2014 May 30, 2014
Armando Pimentel, Jr.(b)	56	President and Chief Executive Officer of NEER	October 5, 2011
James L. Robo	56	Chairman, President and Chief Executive Officer of NEE Chairman of FPL	December 13, 2013 May 2, 2012
Charles E. Sieving	46	Executive Vice President & General Counsel of NEE Executive Vice President of FPL	December 1, 2008 January 1, 2009
Eric E. Silagy	53	President and Chief Executive Officer of FPL	May 30, 2014
William L. Yeager	60	Executive Vice President, Engineering, Construction and Integrated Supply Chain of NEE Executive Vice President, Engineering, Construction and Integrated Supply Chain of FPL	January 1, 2013
______________________

(a)
Information is as of February 15, 2019. Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his/her present position for five years or more and his/her employment history is continuous. Mr. Crews served as NEE’s Vice President, Finance from April 2016 to September 2016. From July 2015 to April 2016, he was a partner in the national office of Deloitte & Touche LLP (Deloitte); and from June 2013 to June 2015, he served as a professional accounting fellow in the Office of the Chief Accountant of the SEC. Mr. Ketchum served as NEE’s Senior Vice President, Finance from February 2015 to March 2016, and Senior Vice President, Business Management and Finance from December 2013 to February 2015. Mr. Nazar has been chief nuclear officer of NEE and FPL since January 2010 and was executive vice president, nuclear division of NEE and FPL from January 2010 to May 2014. Mr. Robo has been president and chief executive officer of NEE since July 2012 and was the chief executive officer of FPL from May 2012 to May 2014. Mr. Silagy has been president of FPL since December 2011.

(b)
The following information was announced January 25, 2019 and is effective March 1, 2019. Mr. Pimentel will retire as President and Chief Executive Officer of NEER. Mr. Ketchum was appointed President and Chief Executive Officer of NEER and will cease to serve as Executive Vice President, Finance and Chief Financial Officer of NEE and FPL. Rebecca Kujawa, age 43, was appointed Executive Vice President, Finance and Chief Financial Officer of NEE and FPL and, in such capacities, will serve as NEE’s and FPL's principal financial officer. Ms. Kujawa has served as Vice President, Business Management of NEER since March 2012. Mr. Crews was appointed Vice President, Business Management of NEER and will cease to serve as Vice President, Controller and Chief Accounting Officer of NEE. James May, age 42, was appointed Vice President, Controller and Chief Accounting Officer of NEE and, in such capacities, will serve as NEE's principal accounting officer. Mr. May has served as Controller of NEER since April 2015 and was Director of Accounting of NEER from July 2013 to April 2015.

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

The operations of NEE and FPL are subject to complex and comprehensive federal, state and other regulation. This extensive regulatory framework, portions of which are more specifically identified in the following risk factors, regulates, among other things and to varying degrees, NEE's and FPL's industry, businesses, rates and cost structures, operation and licensing of nuclear power facilities, construction and operation of electricity generation, transmission and distribution facilities and natural gas and oil production, natural gas, oil and other fuel transportation, processing and storage facilities, acquisition, disposal, depreciation and amortization of facilities and other assets, decommissioning costs and funding, service reliability, wholesale and retail competition, and commodities trading and derivatives transactions. In their business planning and in the management of their operations, NEE and FPL must address the effects of regulation on their business and any inability or failure to do so adequately could have a material adverse effect on their business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if they are unable to recover in a timely manner any significant amount of costs, a return on certain assets or a reasonable return on invested capital through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.

FPL operates as an electric utility and is subject to the jurisdiction of the FPSC over a wide range of business activities, including, among other items, the retail rates charged to its customers through base rates and cost recovery clauses, the terms and conditions of its services, procurement of electricity for its customers and fuel for its plant operations, issuances of securities, and aspects of the siting, construction and operation of its generation plants and transmission and distribution systems for the sale of electric energy. The FPSC has the authority to disallow recovery by FPL of costs that it considers excessive or imprudently incurred and to determine the level of return that FPL is permitted to earn on invested capital. The regulatory process, which may be adversely affected by the political, regulatory and economic environment in Florida and elsewhere, limits or could otherwise adversely impact FPL's earnings. The regulatory process also does not provide any assurance as to achievement of authorized or other earnings levels, or that FPL will be permitted to earn an acceptable return on capital investments it wishes to make. NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if any material amount of costs, a return on certain assets or a reasonable return on invested capital cannot be recovered through base rates, cost recovery clauses, other regulatory mechanisms or otherwise. Certain other subsidiaries of NEE are utilities subject to the jurisdiction of their regulators and are subject to similar risks.

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

NEER depends heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER operates or plans to develop and operate renewable energy facilities. The federal government, a majority of the U.S. and portions of Canada and Spain provide incentives, such as tax incentives, RPS or feed-in tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations, interpretations or ballot and regulatory initiatives.

NEE's and FPL's business is influenced by various legislative and regulatory initiatives, including, but not limited to, new or revised laws, including international trade laws, regulations, interpretations or ballot and regulatory initiatives regarding deregulation or restructuring of the energy industry, regulation of the commodities trading and derivatives markets, and regulation of environmental matters, such as regulation of air emissions, regulation of water consumption and water discharges, and regulation of gas and oil infrastructure operations, as well as associated environmental permitting. Changes in the nature of the regulation of NEE's and FPL's business could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects. NEE and FPL are unable to predict future legislative or regulatory changes, initiatives or interpretations, although any such changes, initiatives or interpretations may increase costs and competitive pressures on NEE and FPL, which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEER is subject to FERC rules related to transmission that are designed to facilitate competition in the wholesale market on practically a nationwide basis by providing greater certainty, flexibility and more choices to wholesale power customers. NEE cannot predict the impact of changing FERC rules or the effect of changes in levels of wholesale supply and demand, which are typically driven by factors beyond NEE's control. There can be no assurance that NEER will be able to respond adequately or sufficiently quickly to such rules and developments, or to any changes that reverse or restrict the competitive restructuring of the energy industry in those jurisdictions in which such restructuring has occurred. Any of these events could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE’s and FPL’s OTC financial derivatives are subject to rules implementing certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar international regulations. NEE and FPL cannot predict the impact any proposed or not fully implemented final rules will have on their ability to hedge their commodity and interest rate risks or on OTC derivatives markets as a whole, but such rules and regulations could have a material adverse effect on NEE's and FPL's risk exposure, as well as reduce market liquidity and further increase the cost of hedging activities.

NEE and FPL are subject to numerous environmental laws, regulations and other standards that may result in capital expenditures, increased operating costs and various liabilities, and may require NEE and FPL to limit or eliminate certain operations.

NEE and FPL are subject to domestic environmental laws, regulations and other standards, including, but not limited to, extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, soil quality, climate change, emissions of greenhouse gases, including, but not limited to, CO2, waste management, hazardous wastes, marine, avian and other wildlife mortality and habitat protection, historical artifact preservation, natural resources, health (including, but not limited to, electric and magnetic fields from power lines and substations), safety and RPS, that could, among other things, prevent or delay the development of power generation, power or natural gas transmission, or other infrastructure projects, restrict or enjoin the output of some existing facilities, limit the availability and use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs, increase capital expenditures and limit or eliminate certain operations. Certain subsidiaries of NEE are also subject to foreign environmental laws, regulations and other standards and, as such, are subject to similar risks.

There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new requirements and stricter or more expansive application of existing environmental regulations.

Violations of current or future laws, rules, regulations or other standards could expose NEE and FPL to regulatory and legal proceedings, disputes with, and legal challenges by, governmental entities and third parties, and potentially significant civil fines, criminal penalties and other sanctions. Proceedings could include, for example, litigation regarding property damage, personal injury, common law nuisance and enforcement by citizens or governmental authorities of environmental requirements.

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

NEE's and FPL's operations and businesses are subject to extensive federal regulation, which generally imposes significant and increasing compliance costs on their operations and businesses. Additionally, any actual or alleged compliance failures could result in significant costs and other potentially adverse effects of regulatory investigations, proceedings, settlements, decisions and claims, including, among other items, potentially significant monetary penalties. As an example, under the Energy Policy Act of 2005, NEE and FPL, as owners and operators of bulk-power transmission systems and/or electric generation facilities, are subject to mandatory reliability standards. Compliance with these mandatory reliability standards may subject NEE and FPL to higher operating costs and may result in increased capital expenditures. If FPL or NEE is found not to be in compliance with these standards, they may incur substantial monetary penalties and other sanctions. Both the costs of regulatory compliance and the costs that may be imposed as a result of any actual or alleged compliance failures could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE's and FPL's business, financial condition, results of operations and prospects may be materially affected by adverse results of litigation. Unfavorable resolution of legal proceedings in which NEE or FPL is involved or other future legal proceedings may have a material adverse effect on the business, financial condition, results of operations and prospects of NEE and FPL.

Development and Operational Risks

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

NEE and FPL face risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities.

NEE and FPL own, develop, construct, manage and operate electric-generation and transmission facilities and natural gas transmission facilities. A key component of NEE's and FPL's growth is their ability to construct and operate generation and transmission facilities to meet customer needs. As part of these operations, NEE and FPL must periodically apply for licenses and permits from various local, state, federal and other regulatory authorities and abide by their respective conditions. Should NEE or FPL be unsuccessful in obtaining necessary licenses or permits on acceptable terms or resolving third-party challenges to such licenses or permits, should there be a delay in obtaining or renewing necessary licenses or permits or should regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances on NEE or FPL, NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected. Any failure to negotiate successful project development agreements for new facilities with third parties could have similar results.

The operation and maintenance of NEE's and FPL's electric generation, transmission and distribution facilities, gas infrastructure facilities, retail gas distribution system in Florida and other facilities are subject to many operational risks, the consequences of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's electric generation, transmission and distribution facilities, gas infrastructure facilities, retail gas distribution system in Florida and other facilities are subject to many operational risks. Operational risks could result in, among other things, lost revenues due to prolonged outages, increased expenses due to monetary penalties or fines for compliance failures or legal claims, liability to third parties for property and personal injury damage or loss of life, a failure to perform under applicable power sales agreements or other agreements and associated loss of revenues from terminated agreements or liability for liquidated damages under continuing agreements, and replacement equipment costs or an obligation to purchase or generate replacement power at higher prices.

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

•
risks of property damage, human injury or loss of life from energized equipment, hazardous substances or explosions, fires, leaks or other events, especially where facilities are located near populated areas;

•	potential environmental impacts of gas infrastructure operations;

•	availability of adequate water resources and ability to satisfy water intake and discharge requirements;

•	inability to identify, manage properly or mitigate equipment defects in NEE's and FPL's facilities;

•	use of new or unproven technology;

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

NEE and FPL are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups. There have been cyber attacks within the energy industry on energy infrastructure such as substations, gas pipelines and related assets in the past and there may be such attacks in the future. NEE's and FPL's generation, transmission and distribution facilities, fuel storage facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or otherwise be materially adversely affected by, such activities.

Terrorist acts, cyber attacks or other similar events affecting NEE's and FPL's systems and facilities, or those of third parties on which NEE and FPL rely, could harm NEE's and FPL's business, for example, by limiting their ability to generate, purchase or transmit power, natural gas or other energy-related commodities, by limiting their ability to bill customers and collect and process payments, and by delaying their development and construction of new generation, distribution or transmission facilities or capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues, significant additional costs (for example, to repair assets, implement additional security requirements or maintain or acquire insurance), significant fines and penalties, and reputational damage, could materially adversely affect NEE's and FPL's operations (for example, by contributing to disruption of supplies and markets for natural gas, oil and other fuels), and could impair NEE's and FPL's ability to raise capital (for example, by contributing to financial instability and lower economic activity). In addition, the implementation of security guidelines and measures has resulted in and is expected to continue to result in increased costs. Such events or actions may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE invests in gas and oil producing and transmission assets through NEER’s gas infrastructure business. The gas infrastructure business is exposed to fluctuating market prices of natural gas, natural gas liquids, oil and other energy commodities. A prolonged period of low gas and oil prices could impact NEER’s gas infrastructure business and cause NEER to delay or cancel certain gas infrastructure projects and could result in certain projects becoming impaired, which could materially adversely affect NEE's results of operations.

Natural gas and oil prices are affected by supply and demand, both globally and regionally. Factors that influence supply and demand include operational issues, natural disasters, weather, political instability, conflicts, new discoveries, technological advances, economic conditions and actions by major oil-producing countries. There can be significant volatility in market prices for gas and oil, and price fluctuations could have a material effect on the financial performance of gas and oil producing and transmission assets. For example, in a low gas and oil price environment, NEER would generate less revenue from its gas infrastructure investments in gas and oil producing properties, and as a result certain investments might become less profitable or incur losses. Prolonged periods of low oil and gas prices could also result in the delay or cancellation of oil and gas production and transmission projects, could cause projects to experience lower returns, and could result in certain projects becoming impaired, which could materially adversely affect NEE's results of operations.

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

NEE is an active participant in energy markets. The liquidity of regional energy markets is an important factor in NEE's ability to manage risks in these operations. Market liquidity is driven in part by the number of active market participants. Liquidity in the energy markets can be adversely affected by price volatility, restrictions on the availability of credit and other factors, and any reduction in the liquidity of energy markets could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

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

If power transmission or natural gas, nuclear fuel or other commodity transportation facilities are unavailable or disrupted, the ability for subsidiaries of NEE, including FPL, to sell and deliver power or natural gas may be limited.

Subsidiaries of NEE, including FPL, depend upon power transmission and natural gas, nuclear fuel and other commodity transportation facilities, many of which they do not own. Occurrences affecting the operation of these facilities that may or may not be beyond the control of subsidiaries of NEE, including FPL, (such as severe weather or a generation or transmission facility outage, pipeline rupture, or sudden and significant increase or decrease in wind generation) may limit or halt their ability to sell and deliver power and natural gas, or to purchase necessary fuels and other commodities, which could materially adversely impact NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE and FPL use derivative instruments, such as swaps, options, futures and forwards, some of which are traded in the OTC markets or on exchanges, to manage their commodity and financial market risks, and for NEE to engage in trading and marketing activities. Any failures by their counterparties to perform or make payments in accordance with the terms of those transactions could have a material adverse effect on NEE's or FPL's business, financial condition, results of operations and prospects. Similarly, any requirement for FPL or NEE to post margin cash collateral under its derivative contracts could have a material adverse effect on its business, financial condition, results of operations and prospects. These risks may be increased during periods of adverse market or economic conditions affecting the industry in which NEE and FPL participate.

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

Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of NEE and FPL, on the morale and performance of their employees and on their relationships with regulators. It may also have a negative impact on their ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects may be adversely affected if they are unable to maintain, negotiate or renegotiate franchise agreements on acceptable terms with municipalities and counties in Florida.

Subsidiaries of NEE, including FPL, may negotiate franchise agreements with municipalities and counties in Florida to provide electric services within such municipalities and counties, and electricity sales generated pursuant to these agreements represent a very substantial portion of the subsidiary's revenues. If they are unable to maintain, negotiate or renegotiate such franchise agreements on acceptable terms, it could contribute to lower earnings and they may not fully realize the anticipated benefits from significant investments and expenditures, which could adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE's ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including, but not limited to, the effect of increased competition for acquisitions resulting from the consolidation of the energy industry.

NEE is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the energy industry in general. In addition, NEE may be unable to identify attractive acquisition opportunities at favorable prices and to complete and integrate them successfully and in a timely manner.

NEE may not realize the anticipated benefits of the Gulf Power acquisition, which could materially adversely affect NEE's business, financial condition, results of operations and prospects.

NEE may not realize the anticipated benefits from the Gulf Power acquisition, including if the businesses are not integrated successfully or if integration takes longer than anticipated. These risks include potential difficulties in conversion of systems and information, disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers, and diversion of management time and attention to integration and other acquisition-related issues. These consequences could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

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

The inability to operate any of NEE's or FPL's nuclear generation units through the end of their respective operating licenses or, in the case of Duane Arnold, through expected shutdown could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

If any of NEE's or FPL's nuclear generation facilities are not operated for any reason through the life of their respective operating licenses or, in the case of Duane Arnold, through expected shutdown, NEE or FPL may be required to increase depreciation rates, incur impairment charges and accelerate future decommissioning expenditures, any of which could materially adversely affect their business, financial condition, results of operations and prospects.

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

Liquidity, Capital Requirements and Common Stock Risks

Disruptions, uncertainty or volatility in the credit and capital markets, among other factors, may negatively affect NEE's and FPL's ability to fund their liquidity and capital needs and to meet their growth objectives, and can also materially adversely affect the results of operations and financial condition of NEE and FPL.

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

Although NEE's competitive energy and certain other subsidiaries have used non-recourse or limited-recourse, project-specific or other financing in the past, market conditions and other factors could adversely affect the future availability of such financing. The inability of NEE's subsidiaries, including, without limitation, NEECH and its subsidiaries, to access the capital and credit markets to provide project-specific or other financing for electric generation or other facilities or acquisitions on favorable terms, whether because of disruptions or volatility in those markets or otherwise, could necessitate additional capital raising or borrowings by NEE and/or NEECH in the future.

The inability of subsidiaries that have existing project-specific or other financing arrangements to meet the requirements of various agreements relating to those financings, as well as actions by third parties or lenders, could give rise to a project-specific financing default which, if not cured or waived, might result in the specific project, and potentially in some limited instances its parent companies, being required to repay the associated debt or other borrowings earlier than otherwise anticipated, and if such repayment were not made, the lenders or security holders would generally have rights to foreclose against the project assets and related collateral. Such an occurrence also could result in NEE expending additional funds or incurring additional obligations over the shorter term to ensure continuing compliance with project-specific financing arrangements based upon the expectation of improvement in the project's performance or financial returns over the longer term. Any of these actions could materially adversely affect NEE's business, financial condition, results of operations and prospects, as well as the availability or terms of future financings for NEE or its subsidiaries.

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

NEE understands that NEP expects, from time to time, to finance acquisitions of clean energy projects partially or wholly through the issuance of additional securities. NEP needs to be able to access the capital markets on commercially reasonable terms when acquisition opportunities arise. NEP's ability to access the capital markets is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and NEP's securities in particular. An inability to obtain capital markets financing on commercially reasonable terms could significantly limit NEP's ability to consummate future acquisitions and to effectuate its growth strategy.

Furthermore, there may not be sufficient availability under NEP OpCo's subsidiaries' revolving credit facility or other financing arrangements on commercially reasonable terms when acquisition opportunities arise. An inability to obtain the required or desired financing could significantly limit NEP's ability to consummate acquisitions and effectuate its growth strategy. If financing is available, it may be available only on terms that could significantly increase NEP's interest expense, impose additional or more restrictive covenants and reduce cash distributions to its unitholders. NEP's inability to effectively consummate future acquisitions could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

For a description of NEE's principal properties, see Item 1. Business - FPL and Item 1. Business - NEER.

Character of Ownership

Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The majority of FPL's real property is held in fee and is free from other encumbrances, subject to minor exceptions which are not of a nature as to substantially impair the usefulness to FPL of such properties. Some of FPL's electric lines are located on parcels of land which are not owned in fee by FPL but are covered by necessary consents of governmental authorities or rights obtained from owners of private property. NEER subsidiaries have ownership interests in entities that own generation facilities, pipeline facilities and transmission assets and a number of those facilities and assets are encumbered by liens securing various financings. Additionally, the majority of NEER's generation facilities, pipeline facilities and transmission lines are located on land under easement or leased from owners of private property. See Note 1 - Electric Plant, Depreciation and Amortization.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data. All of FPL's common stock is owned by NEE. NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE." As of the close of business on January 31, 2019, there were 17,720 holders of record of NEE's common stock. The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors. The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant. In February 2019, NEE announced that it would increase its quarterly dividend on its common stock from $1.11 per share to $1.25 per share.

Issuer Purchases of Equity Securities. Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2018 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/18 - 10/31/18	—	—	—	45,000,000
11/1/18 - 11/30/18	457	$179.18	—	45,000,000
12/1/18 - 12/31/18	445	$179.65	—	45,000,000
Total	902	$179.41	—
______________________

(a)
Includes: (1) in November 2018, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in December 2018, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.

(b)	In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock over an unspecified period.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2018	2017(a)	2016(a)	2015	2014
SELECTED DATA OF NEE (millions, except per share amounts)(b):
Operating revenues	$16,727	$17,173	$16,138	$17,486	$17,021
Net income(c)	$5,776	$5,323	$2,999	$2,762	$2,469
Net income attributable to NEE(c)(d)	$6,638	$5,380	$2,906	$2,752	$2,465
Earnings per share attributable to NEE - basic(c)(d)	$14.03	$11.48	$6.27	$6.11	$5.67
Earnings per share attributable to NEE - assuming dilution(c)(d)	$13.88	$11.39	$6.24	$6.06	$5.60
Dividends paid per share of common stock	$4.44	$3.93	$3.48	$3.08	$2.90
Total assets(e)	$103,702	$97,963	$90,474	$82,479	$74,605
Long-term debt, excluding current portion	$26,782	$31,410	$27,765	$26,681	$24,044
Capital expenditures, independent power and other investments and nuclear fuel purchases:
FPL	$5,135	$5,291	$3,934	$3,633	$3,241
NEER	7,138	5,375	5,521	4,661	3,701
Corporate and Other	731	74	181	83	75
Total	$13,004	$10,740	$9,636	$8,377	$7,017
______________________

(a)	Amounts have been retrospectively adjusted as discussed in Note 14.

(b)	See Note 1 - NextEra Energy Partners, LP for a discussion of the deconsolidation of NEP in January 2018.

(c)
2018 includes an after-tax gain of approximately $3.0 billion related to the deconsolidation of NEP (see Note 1 - NextEra Energy Partners, LP). 2017 includes approximately $1.8 billion ($1.9 billion attributable to NEE) of net favorable tax reform impacts (see Note 6). 2017 and 2016 include after-tax gains on sale of the fiber-optic telecommunications business and natural gas generation facilities of $685 million and $219 million, respectively (see Note 1 - Disposal of a Business/Assets). Also, on an after-tax basis, 2017 includes an impairment charge of $258 million related to Duane Arnold (see Note 5 - Nonrecurring Fair Value Measurements).

(d)
2018 reflects approximately $497 million relating to a reduction of differential membership interests as a result of a change in the federal corporate income tax rate effective January 1, 2018 (see Note 1 - Sales of Differential Membership Interests).

(e)
Includes assets held for sale of approximately $452 million in 2016 related to a fiber-optic telecommunications business and $1,009 million in 2015 related to merchant natural gas generation facilities. See Note 1 - Disposal of a Business/Assets.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than five million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2018 MWh produced on a net generation basis. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER, and by Corporate and Other, which is primarily comprised of the operating results of NEET and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 16 for additional segment information). The following discussions should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and all comparisons are with the corresponding items in the prior year. Certain 2017 and 2016 amounts have been retrospectively adjusted as discussed in Note 14.

	Net Income (Loss) Attributable to NEE			Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Years Ended December 31,			Years Ended December 31,
	2018	2017	2016	2018	2017	2016
	(millions)
FPL	$2,171	$1,880	$1,727	$4.55	$3.98	$3.71
NEER(a)(b)	4,664	2,964	1,118	9.75	6.27	2.40
Corporate and Other	(197)	536	61	(0.42)	1.14	0.13
NEE(b)	$6,638	$5,380	$2,906	$13.88	$11.39	$6.24
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and differential membership interests sold by NEER's subsidiaries.

(b)	NEP was deconsolidated from NEER in January 2018. See Note 1 - NextEra Energy Partners, LP.

For the five years ended December 31, 2018, NEE delivered a total shareholder return of approximately 134.4%, above the S&P 500’s 50.3% return, the S&P 500 Utilities' 66.6% return and the Dow Jones U.S. Electricity's 65.4% return. The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2018	2017	2016
		(millions)
Net losses associated with non-qualifying hedge activity(a)	$(186)	$(37)	$(92)
Tax reform-related(b)	$436	$1,881	$—
NEP investment gains, net(c)	$2,863	$—	$—
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net(d)	$(125)	$2	$(1)
Merger-related - Corporate and Other(e)	$(14)	$(63)	$(92)
Operating results of solar projects in Spain - NEER	$(9)	$5	$(11)
Gain on sale of the fiber-optic telecommunications business - Corporate and Other(f)	$—	$685	$—
Gains on sale of natural gas generation facilities(g)	$—	$—	$219
Duane Arnold impairment charge(h)	$—	$(258)	$—
Resolution of contingencies related to a previous asset sale - NEER	$—	$—	$5
______________________

(a)
For 2018, 2017 and 2016, approximately $40 million of gains, $46 million of gains and $233 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized. In 2017, net losses associated with non-qualifying hedge activity were partly offset by approximately $95 million of tax reform impacts.

(b)
For 2018, approximately $420 million of favorable tax reform-related impacts relates to NEER and the balance relates to Corporate and Other. For 2017, approximately $1,929 million of net favorable tax reform impacts and $50 million of net unfavorable tax reform impacts relate to NEER and FPL, respectively; the balance relates to Corporate and Other. See Note 1 - Rate Regulation and - Sales of Differential Membership Interests and Note 6.

(c)	Approximately $2,885 million relates to NEER; the balance relates to Corporate and Other. See Note 1 - NextEra Energy Partners, LP and - Disposal of a Business/Assets.

(d)
For 2018, 2017 and 2016, approximately $127 million of losses, $2 million of gains and $2 million of losses, respectively, are included in NEER's net income; the balance for 2018 and 2016 is included in Corporate and Other.

(e)	See Note 1 - Merger-Related.

(f)	See Note 1 - Disposal of a Business/Assets for a discussion of the sale of the fiber-optic telecommunications business.

(g)
Approximately $276 million of the gains is included in NEER's net income; the balance is included in Corporate and Other. See Note 1 - Disposal of a Business/Assets for a discussion of the sale of the natural gas generation facilities.

(h)	Approximately $246 million of the impairment charge is included in NEER's net income; the balance is included in Corporate and Other. See Note 5 - Nonrecurring Fair Value Measurements.

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

2018 Summary

Net income attributable to NEE for 2018 was higher than 2017 by $1,258 million, or $2.49 per share, assuming dilution, due to higher results at FPL and NEER, partly offset by lower results at Corporate and Other.

FPL's increase in net income in 2018 was primarily driven by continued investments in plant in service and other property, increased retail rate base under the 2016 rate agreement and the absence of the 2017 net impact of storm restoration costs due to Hurricane Irma discussed below.

NEER's results increased in 2018 primarily reflecting NEP investment gains upon deconsolidation and the absence of the 2017 Duane Arnold impairment charge, and lower income tax expense related to the reduction in the federal corporate income tax rate partly offset by the income tax benefits recognized on revaluing the deferred taxes upon enactment of tax reform in 2017. In 2018, NEER added approximately 1,406 MW of new wind generating capacity, 899 MW of wind repowering generating capacity and 326 MW of solar generating capacity in the U.S. and increased its backlog of contracted renewable development projects. See Note 1 - NextEra Energy Partners, LP for a discussion of the deconsolidation of NEP in January 2018.

Corporate and Other's results in 2018 decreased primarily reflecting the absence of the 2017 gain on sale of the fiber-optic telecommunications business and unfavorable non-qualifying hedge activity.

NEE and its subsidiaries require funds to support and grow their businesses. These funds are primarily provided by cash flows from operations, borrowings or issuances of short- and long-term debt, proceeds from differential membership investors, sales of assets to NEP or third parties and, from time to time, issuances of equity securities. See Liquidity and Capital Resources - Liquidity.

RESULTS OF OPERATIONS

Net income attributable to NEE for 2018 was $6.64 billion, compared to $5.38 billion in 2017 and $2.91 billion in 2016. In 2018 and 2017, net income attributable to NEE improved due to higher results at FPL and NEER and, in 2017, higher results at Corporate and Other.

In 2017, the enactment of tax reform required NEE and its subsidiaries to, among other things, revalue their deferred income tax assets and liabilities to the new 21% federal corporate income tax rate. See Note 1 - Rate Regulation and Note 6 for further discussion of the impacts of tax reform.

In January 2019, NEE completed the acquisition of Gulf Power, a rate-regulated electric utility engaged in the generation, transmission, distribution and sale of electric energy in northwest Florida. See Note 8 - Gulf Power Company.

FPL: Results of Operations

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms. FPL’s net income for 2018, 2017 and 2016 was $2,171 million, $1,880 million and $1,727 million, respectively, representing an increase in 2018 of $291 million and an increase in 2017 of $153 million. The increases in 2018 and 2017 were primarily driven by higher earnings from investments in plant in service and other property. Such investments grew FPL's average retail rate base by approximately $3.1 billion and $3.5 billion in 2018 and 2017, respectively, and reflect, among other things, solar generation additions, ongoing transmission and distribution additions and the replacement of certain gas turbines with high-efficiency, low-emission turbines.

In September 2017, Hurricane Irma passed through Florida causing damage throughout much of FPL's service territory. In December 2017, following the enactment of tax reform, FPL used available reserve amortization to offset nearly all of the write-off of Hurricane Irma storm restoration costs, and FPL plans to partially restore the reserve amortization through tax savings generated during the term of the 2016 rate agreement. See Note 1 - Rate Regulation.

The use of reserve amortization was permitted under the 2012 rate agreement and continues during the term of the 2016 rate agreement. See Item 1. Business - FPL - FPL Regulation - FPL Electric Rate Regulation - Base Rates for additional information on the 2016 and 2012 rate agreements. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 and 2012 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers by the FPSC. In 2018, FPL recorded the reversal of reserve amortization of approximately $541 million and in 2017 and 2016, FPL recorded reserve amortization of $1,250 million and $13 million, respectively. FPL's regulatory ROE for 2018, 2017 and 2016 was approximately 11.60%, 11.08% and 11.50%, respectively.

During 2018, FPL's operating revenues decreased $110 million primarily related to approximately $249 million in lower storm-related revenues and a $233 million decrease in fuel cost recovery revenues, partly offset by higher retail base revenues of $393 million. During 2017, FPL’s operating revenues increased $1,077 million primarily related to increases of approximately $404 million in retail base revenues, $274 million in storm-related revenues and $262 million in fuel cost recovery revenues.

Retail Base

FPL’s retail base revenues for 2018 and 2017 reflect the 2016 rate agreement and for 2016 reflect the 2012 rate agreement. In December 2016, the FPSC issued a final order approving the 2016 rate agreement which became effective January 2017 and will remain in effect until at least December 2020, establishes FPL's allowed regulatory ROE at 10.55%, with a range of 9.60% to 11.60%, and allows for retail rate base increases in 2017, 2018 and upon commencement of commercial operations at the Okeechobee Clean Energy Center and certain solar projects. See Item 1. Business - FPL - FPL Regulation - FPL Electric Rate Regulation - Base Rates for additional information on the 2016 rate agreement. In December 2018, several joint petitioners filed with the FPSC a petition regarding FPL’s retail rates that were established pursuant to the 2016 rate agreement and the use of reserve amortization and tax reform savings. See Note 1 - Rate Regulation.

The increase in retail base revenues in 2018 primarily reflects additional revenues of approximately $209 million related to retail base rates under the 2016 rate agreement and $106 million related to retail base rate increases associated with the 2018 addition of approximately 600 MW of new solar generation. Retail base revenues increased approximately $45 million in 2017 through a retail base rate increase associated with the modernized Port Everglades power plant. In addition, the 2017 increase in retail base revenues reflects additional revenues of approximately $389 million related to new retail base rates under the 2016 rate agreement. In 2018 and 2017, retail base revenues were also impacted by an increase of 0.2% and a decrease of 2.1%, respectively, in the average usage per retail customer and increases of 1.2% and 1.3%, respectively, in the average number of customer accounts. Although the weather in 2018 was less favorable when compared to 2017, usage per retail customer increased. Despite generally favorable weather in 2017 compared to 2016, usage per retail customer declined. Hurricane Irma contributed to the 2017 decrease in retail usage, resulting in a decrease in retail base revenues of approximately $60 million which represents a 1.0% decrease in retail base revenues. See Note 1 - Rate Regulation.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to certain solar and environmental projects and the unamortized balance of the regulatory asset associated with FPL's acquisition of certain generation facilities. See Item 1. Business - FPL - FPL Regulation - FPL Electric Rate Regulation - Cost Recovery Clauses. Underrecovery or overrecovery of cost recovery clause and other pass-through costs (deferred clause and franchise expenses and revenues) can significantly affect NEE's and FPL's operating cash flows. The 2018 net underrecovery impacting NEE and FPL's operating cash flows was approximately $209 million and the impact of the 2017 net overrecovery was approximately $82 million.

The 2018 decrease in fuel cost recovery revenues primarily reflects a lower average fuel factor resulting in lower revenues of approximately $218 million. The 2017 increase in fuel cost recovery revenues primarily reflects a higher average fuel factor resulting in higher revenues of approximately $258 million. Storm-related revenues decreased in 2018 primarily as a result of the conclusion in February 2018 of a surcharge related to hurricanes impacting FPL's service territory in 2016. The 2017 increase in storm-related revenues relates to FPL's recovery of eligible storm restoration costs following hurricanes impacting FPL's service territory in 2016 and replenishment of the storm reserve for a 12-month period beginning on March 1, 2017.

In 2018, 2017 and 2016, cost recovery clauses contributed approximately $113 million, $120 million and $112 million, respectively, to FPL’s net income.

Other Items Impacting FPL's Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $291 million and increased $294 million during 2018 and 2017, respectively. The decrease for 2018 primarily relates to a higher deferral of fuel expense and approximately $129 million in lower capacity fees. FPL deferred approximately $176 million and $11 million of retail fuel costs in 2018 and 2016, respectively, compared with the recognition of approximately $49 million of deferred retail fuel costs in 2017. The increase for 2017 primarily relates to approximately $314 million of higher fuel and energy prices.

Storm Restoration Costs
In December 2017, following the enactment of tax reform, FPL determined that it would not seek recovery of Hurricane Irma storm restoration costs through a surcharge from customers and, as a result, the regulatory asset associated with Hurricane Irma was written off. As allowed under the 2016 rate agreement, FPL used available reserve amortization to offset nearly all of the expense, and plans to partially restore the reserve amortization through tax savings generated during the term of the 2016 rate agreement. See Note 1 - Rate Regulation.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2018	2017	2016
		(millions)
Reserve reversal (amortization) recorded under the 2016 and 2012 rate agreements	$541	$(1,250)	$(13)
Other depreciation and amortization recovered under base rates	1,739	1,615	1,366
Depreciation and amortization primarily recovered under cost recovery clauses and securitized storm-recovery cost amortization	353	575	347
Total	$2,633	$940	$1,700

Depreciation expense increased $1,693 million and decreased $760 million during 2018 and 2017, respectively. The increase in 2018 primarily reflects the reversal of reserve amortization in 2018 compared to recording reserve amortization in 2017, partly offset by lower storm-recovery cost amortization as a result of the conclusion, in February 2018, of the recovery of restoration costs from hurricanes that impacted FPL's service territory in 2016. The decrease in 2017 primarily reflects approximately $1,237 million of higher reserve amortization, partly offset by higher depreciation recovered under base rates due to higher rates as a result of the 2016 rate agreement, higher storm-recovery cost amortization related to the recovery of restoration costs from hurricanes that impacted FPL's service territory in 2016 and higher plant in service balances. The reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2016 and 2012 rate agreements in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the consolidated balance sheets. At December 31, 2018, approximately $541 million remains in accrued asset removal costs related to reserve amortization.

Taxes Other Than Income Taxes and Other
Taxes other than income taxes and other increased $103 million in 2017 primarily due to higher franchise and revenue taxes, neither of which impacts net income, as well as higher property taxes reflecting growth in plant in service balances.

Income Taxes
FPL's income taxes for 2018 decreased $567 million primarily related to the decrease in the federal corporate income tax rate.

NEER: Results of Operations

NEER owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets primarily in the U.S., as well as in Canada and Spain. NEER also provides full energy and capacity requirements services, engages in power and gas marketing and trading activities and invests in natural gas, natural gas liquids and oil production and pipeline infrastructure assets. NEER’s net income less net income attributable to noncontrolling interests for 2018, 2017 and 2016 was $4,664 million, $2,964 million and $1,118 million, respectively, resulting in an increase in 2018 of $1,700 million and an increase in 2017 of $1,846 million. The primary drivers, on an after-tax basis, of these changes are in the following table.

	Increase (Decrease) From Prior Period
	Years Ended December 31,
	2018	2017
	(millions)
New investments(a)	$(21)	$363
Existing assets(a)	46	(54)
Gas infrastructure(a)	82	(13)
Customer supply and proprietary power and gas trading(b)	28	3
Revaluation of contingent consideration	—	(80)
Interest and other general and administrative expenses(c)	(135)	(158)
Income taxes, in 2018 - primarily due to federal corporate income tax rate reduction	214	29
Other	13	55
Change in non-qualifying hedge activity(d)	(6)	279
Change in unrealized losses on securities held in nuclear decommissioning funds and OTTI, net	(129)	4
Tax reform-related(d)	(1,509)	1,929
NEP investment gains, net(d)	2,885	—
Duane Arnold impairment charge(d)	246	(246)
Operating results of the solar projects in Spain	(14)	16
Gains on sale of natural gas generation facilities(d)	—	(276)
Resolution of contingencies related to a previous asset sale	—	(5)
Increase in net income less net income attributable to noncontrolling interests	$1,700	$1,846
______________________

(a)
Reflects after-tax project contributions, including PTCs, ITCs and deferred income taxes and other benefits associated with convertible ITCs for wind and solar projects, as applicable (see Note 1 - Electric Plant, Depreciation and Amortization, - Income Taxes and - Sales of Differential Membership Interests and Note 6), as well as income tax benefits related to the Canadian tax restructuring, but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects and pipelines are included in new investments during the first twelve months of operation or ownership. Project results are included in existing assets and pipeline results are included in gas infrastructure beginning with the thirteenth month of operation or ownership.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)
Includes differential membership interest costs. Excludes unrealized mark-to-market gains and losses related to interest rate derivative contracts, which are included in change in non-qualifying hedge activity.

(d)	See Overview - Adjusted Earnings for additional information.

New Investments

In 2018, results from new investments decreased slightly primarily due to the expected smaller than usual renewable MW additions during 2017 (1,659 MW of wind generating capacity and 326 MW of solar wind generating capacity during or after 2017).

In 2017, results from new investments increased primarily due to higher earnings of approximately $316 million, including the net effect of deferred income taxes and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 1,818 MW of wind generating capacity and 1,378 MW of solar generating capacity during or after 2016, and higher earnings of approximately $44 million related to additional investments in natural gas pipeline projects.

Interest and General and Administrative Expenses

Interest and general and administrative expenses includes interest expense, differential membership interest costs and other corporate general and administrative expenses. In 2018 and 2017, interest and general and administrative expenses reflect higher borrowing costs and other costs to support the growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for 2018 decreased $286 million primarily due to:

•	lower revenues of approximately $718 million related to the deconsolidation of NEP, partly offset by,

•	higher revenues of $193 million from the customer supply and proprietary power and gas trading business,

•	favorable unrealized mark-to-market activity of $115 million from non-qualifying hedges, and

•	higher revenues from new investments of $105 million.

Operating revenues for 2017 increased $288 million primarily due to:

•	higher revenues from new investments of approximately $318 million,

•	lower unrealized mark-to-market losses from non-qualifying hedges ($71 million for 2017 compared to $273 million in 2016), and

•	higher revenues of $125 million from the customer supply and proprietary power and gas trading business, partly offset by,

•	lower revenues from existing assets of $291 million primarily reflecting the sale of certain natural gas generation facilities in 2016, and

•	lower revenues from the gas infrastructure business of $89 million.

Operating Expenses - net
Operating expenses - net for 2018 decreased $728 million primarily due to:

•	the absence of approximately $412 million of operating expenses related to NEP, which is no longer consolidated, and

•	the absence of the Duane Arnold impairment charge of approximately $420 million (see Note 5 - Nonrecurring Fair Value Measurements), partly offset by,

•	higher O&M expense at the gas infrastructure and customer supply and proprietary power and gas trading businesses, and

•	higher operating expenses associated with new investments of approximately $55 million.

Operating expenses - net for 2017 increased $885 million primarily due to:

•	the absence of the 2016 gain on the sale of natural gas generation facilities of approximately $445 million,

•	the Duane Arnold impairment charge of approximately $420 million, and

•	higher operating expenses associated with new investments of approximately $167 million,
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

Interest Expense
NEER's interest expense for 2018 decreased $220 million primarily reflecting the absence of approximately $181 million of interest expense related to NEP, which is no longer consolidated, and favorable impacts of $64 million related to changes in the fair value of interest rate derivative instruments, partly offset by higher borrowing costs to support growth in the business. NEER's interest expense for 2017 increased $68 million primarily reflecting higher average debt balances reflecting growth in the business.

Benefits Associated with Differential Membership Interests - net
For 2017 and 2016, benefits associated with differential membership interests - net reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind and solar projects, net of associated costs. The increase for 2017 primarily relates to additional sales of differential membership interests in 2017 and 2016. For 2018, NEER recognized income related to differential membership interests of approximately $862 million which, following the adoption of an accounting standards update, is reflected as net loss attributable to noncontrolling interests in the consolidated statements of income. The increase in 2018 primarily relates to an adjustment of approximately $497 million ($373 million after tax) related to the decrease in federal corporate income tax rate effective January 1, 2018. See Note 1 - Sales of Differential Membership Interests.

Equity in Earnings of Equity Method Investees
After the deconsolidation of NEP, approximately $160 million of equity in earnings of NEP was recognized during 2018 as equity in earnings of equity method investees. See Note 1 - NextEra Energy Partners, LP. Equity in earnings of NEP included approximately $150 million related to a favorable adjustment at NEP to the differential membership interests due to the decrease in the federal corporate income tax rate.

Gain on NEP Deconsolidation
The NEP deconsolidation resulted in a gain of approximately $3.9 billion ($3.0 billion after tax) in NEE's consolidated statements of income during 2018. See Note 1 - NextEra Energy Partners, LP.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds - net
After the adoption of an accounting standards update in 2018, NEER reflects changes in the fair value of equity securities in its nuclear decommissioning funds in NEE's consolidated statements of income. See Note 5 - Financial Instruments Accounting Standards Update. This standards update primarily impacts the equity securities in NEER's special use funds and is expected to result in increased earnings volatility in future periods based on market conditions.

Revaluation of Contingent Consideration
Revaluation of contingent consideration reflects 2016 fair value adjustments to reduce the contingent holdback associated with the acquisition of the Texas pipelines. See Note 5 - Contingent Consideration. Approximately $65 million of the fair value adjustments was attributable to noncontrolling interests.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs and deferred income taxes associated with convertible ITCs from solar and certain wind projects are reflected in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, and were approximately $88 million, $132 million and $120 million in 2018, 2017 and 2016, respectively. ITCs and deferred income taxes associated with convertible ITCs totaled approximately $131 million, $236 million and $150 million in 2018, 2017 and 2016, respectively. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. PTCs, ITCs and deferred income taxes associated with convertible ITCs can significantly affect the effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off. Also, NEE's effective income tax rate was affected by the favorable tax reform impacts in 2017 and the reversal of a noncash income tax charge associated with structuring Canadian assets in 2016. See Note 6.

Net (Income) Loss Attributable to Noncontrolling Interests
For 2018, net loss attributable to noncontrolling interests primarily represents the activity related to the sales of differential membership interests. See Benefits Associated with Differential Membership Interests - net above. For 2017 and 2016, net income attributable to noncontrolling interests primarily represented the income attributable to the noncontrolling ownership interest in NEP. After the deconsolidation of NEP, NEE's earnings from its noncontrolling interest in NEP are included in equity in earnings of equity method investees. See Note 1 - NextEra Energy Partners, LP.

Corporate and Other: Results of Operations

Corporate and Other is primarily comprised of the operating results of NEET and other business activities, as well as corporate interest income and expenses. Corporate and Other allocates a portion of NEECH's corporate interest expense to NEER. Interest expense is allocated based on a deemed capital structure of 70% debt and differential membership interests sold by NEER’s subsidiaries. Each subsidiary’s income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other.

Corporate and Other's results decreased $733 million and increased $475 million during 2018 and 2017, respectively, primarily related to the approximately $685 million after-tax gain on the sale of the fiber-optic telecommunications business in January 2017. See Note 1 - Disposal of a Business/Assets. In addition, Corporate and Other's results reflect 2018 after-tax losses of approximately $226 million related to non-qualifying hedge activity compared to 2017 after-tax losses of approximately $83 million and 2016 after-tax gains of approximately $141 million. The decreases in 2018 were partially offset by lower merger-related costs.

In November 2018, a wholly owned subsidiary of NEET entered into an agreement to acquire Trans Bay Cable, LLC. See Note 8 - Trans Bay Cable, LLC.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, payment of maturing debt obligations and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt and, from time to time, equity securities, proceeds from differential membership investors and sales of assets to NEP or third parties, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests in NEP. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The purchases may be made in the open market or in privately negotiated transactions. Any purchases will be made in such quantities, at such prices, in such manner and on such terms and conditions as determined by NEE or its subsidiaries in their discretion, based on factors such as market and business conditions, applicable legal requirements and other factors. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the New York Stock Exchange or to cause the common units to be deregistered with the SEC. As of December 31, 2018, NEE had purchased approximately $36 million of NEP common units under this program. At December 31, 2018, NEE owned a noncontrolling general partner interest in NEP and beneficially owned approximately 59.9% of NEP’s voting power.

Cash Flows

NEE's sources and uses of cash for 2018, 2017 and 2016 were as follows:

	Years Ended December 31,
	2018	2017(a)	2016(a)
	(millions)
Sources of cash:
Cash flows from operating activities	$6,593	$6,458	$6,369
Long-term borrowings	4,399	8,354	5,657
Proceeds from differential membership investors	1,841	1,414	1,859
Proceeds from sale of the fiber-optic telecommunications business	—	1,454	—
Sale of independent power and other investments of NEER	1,617	178	658
Cash grants under the Recovery Act	3	78	335
Issuances of common stock - net	718	55	537
Net increase in commercial paper and other short-term debt	6,272	1,867	—
Proceeds from sales of noncontrolling interests in NEP	—	—	645
Proceeds from issuance of NEP convertible preferred units - net	—	548	—
Distributions from equity method investees	637	7	—
Other sources - net	120	142	5
Total sources of cash	22,200	20,555	16,065
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(13,004)	(10,740)	(9,636)
Retirements of long-term debt	(3,102)	(6,780)	(3,310)
Net decrease in commercial paper and other short-term debt	—	—	(268)
Payments to related parties under a cash sweep and credit support agreement – net	(21)	—	—
Dividends on common stock	(2,101)	(1,845)	(1,612)
Other uses - net	(695)	(762)	(492)
Total uses of cash	(18,923)	(20,127)	(15,318)
Effects of currency translation on cash, cash equivalents and restricted cash	(7)	26	10
Net increase in cash, cash equivalents and restricted cash(b)	$3,270	$454	$757
______________________

(a)	Amounts have been retrospectively adjusted as discussed in Note 14.

(b)	2018 includes cash restricted for the acquisition of Gulf Power on January 1, 2019. See Note 8 - Gulf Power Company.

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 15 - Commitments for estimated capital expenditures in 2019 through 2023. The following table provides a summary of the major capital investments for 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(millions)
FPL:
Generation:
New	$976	$1,198	$1,128
Existing	1,142	1,285	723
Transmission and distribution	2,456	2,151	1,848
Nuclear fuel	123	117	158
General and other	334	431	331
Other, primarily change in accrued property additions and exclusion of AFUDC - equity	104	109	(254)
Total	5,135	5,291	3,934
NEER:
Wind	4,093	2,824	2,474
Solar	698	759	1,554
Nuclear, including nuclear fuel	233	220	255
Natural gas pipelines	873	785	853
Other	1,241	787	385
Total	7,138	5,375	5,521
Corporate and Other	731	74	181
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$13,004	$10,740	$9,636

Liquidity

At December 31, 2018, NEE's total net available liquidity was approximately $7.0 billion. The table below provides the components of FPL's and NEECH's net available liquidity at December 31, 2018.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$2,943	$4,997	$7,940	2019 - 2023	2019 - 2023
Issued letters of credit	(3)	(221)	(224)
	2,940	4,776	7,716

Revolving credit facilities	1,000	1,150	2,150	2019 - 2020	2019 - 2021
Borrowings	—	—	—
	1,000	1,150	2,150

Letter of credit facilities(b)	—	900	900		2020 - 2021
Issued letters of credit	—	(664)	(664)
	—	236	236

Subtotal	3,940	6,162	10,102

Cash and cash equivalents	112	525	637
Commercial paper and other short-term borrowings outstanding(c)	(1,256)	(2,458)	(3,714)
Net available liquidity	$2,796	$4,229	$7,025
______________________

(a)
Provide for the funding of loans up to $7,940 million ($2,943 million for FPL) and the issuance of letters of credit up to $2,450 million ($575 million for FPL). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s bank revolving line of credit facilities are also available to support the purchase of $893 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as, the repayment of approximately $193 million of floating rate notes in the event an individual noteholder requires repayment prior to maturity. Approximately $2,389 million of FPL's and $3,871 million of NEECH's bank revolving line of credit facilities expire in 2023.

(b)	Only available for the issuance of letters of credit.

(c)	Excludes short-term borrowings to purchase Gulf Power. See Note 8 - Gulf Power Company.

At December 31, 2018, 66 banks participate in FPL’s and NEECH’s revolving credit facilities, with no one bank providing more than 8% of the combined revolving credit facilities. European banks provide approximately 24% of the combined revolving credit facilities. Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under its revolving credit facilities. In order for FPL or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities and, also for NEECH, its letter of credit facilities, FPL, in the case of FPL, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. The FPL and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio. At December 31, 2018, each of NEE and FPL was in compliance with its required ratio.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At December 31, 2018, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and equity contributions associated with natural gas pipeline projects under development and construction and a related natural gas transportation agreement. Commitments associated with these activities are included in the contracts table in Note 15.

In addition, at December 31, 2018, NEE subsidiaries had approximately $5.3 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations (see Note 8 - Trans Bay Cable, LLC).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At December 31, 2018, these guarantees totaled approximately $651 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At December 31, 2018, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at December 31, 2018) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $812 million.

At December 31, 2018, subsidiaries of NEE also had approximately $1.3 billion of standby letters of credit and approximately $329 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

Certain guarantee arrangements described above contain requirements for NEECH and FPL to maintain a specified credit rating. For a discussion of credit rating downgrade triggers, see Credit Ratings below. NEE has guaranteed certain payment obligations of NEECH, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications, and NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.

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

Contractual Obligations and Estimated Capital Expenditures

NEE’s commitments at December 31, 2018 were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	(millions)
Long-term debt, including interest:(a)
FPL(b)	$590	$520	$556	$606	$1,014	$18,746	$22,032
NEER	501	493	491	469	638	4,269	6,861
Corporate and Other	2,530	1,978	3,246	1,150	996	13,342	23,242
Purchase obligations:
FPL(c)	7,165	5,865	6,635	5,675	5,155	11,495	41,990
NEER(d)	2,215	390	170	185	105	1,360	4,425
Corporate and Other(d)	45	30	15	10	5	—	105
Elimination of FPL's purchase obligations to NEER(d)	(111)	(108)	(105)	(102)	(99)	(1,411)	(1,936)
Asset retirement activities:(e)
FPL(f)	34	13	25	5	—	8,651	8,728
NEER(g)	1	1	—	2	—	12,442	12,446
Other commitments:(h)
FPL	11	11	11	11	6	17	67
NEER(i)	26	26	35	35	34	336	492
Corporate and Other(j)	4,471	1	1	1	1	2	4,477
Total	$17,478	$9,220	$11,080	$8,047	$7,855	$69,249	$122,929
_________________________

(a)	Includes principal, interest, interest rate contracts and payments by NEE under stock purchase contracts. Variable rate interest was computed using December 31, 2018 rates. See Note 12.

(b)
Includes tax exempt bonds of approximately $9 million in 2020, $46 million in 2021, $96 million in 2022, $15 million in 2023 and $727 million thereafter that permit individual bondholders to tender the bonds for purchase at any time prior to maturity. In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds. As of December 31, 2018, all tax exempt bonds tendered for purchase have been successfully remarketed. Also includes floating rate notes of approximately $193 million maturing after 2023 that permit individual noteholders to require repayment prior to maturity. FPL’s bank revolving line of credit facilities are available to support the purchase of tax exempt bonds and the repayment of floating rate notes.

(c)	Represents required minimum payments primarily under long-term fuel transportation contracts and projected capital expenditures through 2023 (see Note 15 - Commitments and - Contracts).

(d)	See Note 15 - Contracts.

(e)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(f)
At December 31, 2018, FPL had approximately $3,987 million in restricted funds for the payment of its portion of future expenditures to decommission the Turkey Point and St. Lucie nuclear units, which are included in NEE’s and FPL’s special use funds. See Note 13.

(g)
At December 31, 2018, NEER had approximately $1,831 million in restricted funds for the payment of its portion of future expenditures to decommission Seabrook, Duane Arnold and Point Beach nuclear units which are included in NEE’s special use funds. See Note 13.

(h)	Includes lease payment obligations. See Note 14.

(i)	Includes payments related to the acquisition of certain development rights.

(j)	2019 includes cash consideration required for the acquisition of Gulf Power. See Note 8 - Gulf Power Company.

Credit Ratings

NEE’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements is dependent on its and its subsidiaries credit ratings. At February 15, 2019, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

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

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure. However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds. Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock. The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings. At December 31, 2018, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and any other non-junior FPL indebtedness. At December 31, 2018, coverage for the 12 months ended December 31, 2018 would have been approximately 8.6 times the annual interest requirements and approximately 4.0 times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee. At December 31, 2018, FPL could have issued in excess of $22 billion of additional first mortgage bonds based on the unfunded property additions and retired first mortgage bonds. At December 31, 2018, no cash was deposited with the mortgage trustee for these purposes.

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

For interest rate and foreign currency derivative instruments, essentially all changes in the derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's consolidated statements of income. NEE estimates the fair value of these derivatives using an income approach based on a discounted cash flows valuation technique utilizing observable inputs.

Certain derivative transactions at NEER are entered into as economic hedges but the transactions do not meet the requirements for hedge accounting, hedge accounting treatment is not elected or hedge accounting has been discontinued. Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility. These changes in fair value are reflected in the non-qualifying hedge category in computing adjusted earnings and could be significant to NEER’s results because the economic offset to the positions are not marked to market. As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions. For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE’s management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance. For additional information regarding derivative instruments, see Note 4, Overview and Energy Marketing and Trading and Market Risk Sensitivity.

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

Net periodic pension income is calculated using a number of actuarial assumptions. Those assumptions for the years ended December 31, 2018, 2017 and 2016 include:

	2018	2017	2016
Discount rate	3.59%	4.09%	4.35%
Salary increase	4.10%	4.10%	4.10%
Expected long-term rate of return, net of investment management fees	7.35%	7.35%	7.35%

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

		Decrease in 2018 Net Periodic Pension Income
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

See Note 3.

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

Assumptions and Accounting Approach

An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset’s fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. See Note 5 - Nonrecurring Fair Value Measurements.

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

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation. In addition, NEE also makes interest rate and rate of return projections on its investments in determining recommended funding requirements for nuclear decommissioning costs. Periodically, NEE is required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs. For example, an increase of 0.25% in the assumed escalation rates for nuclear decommissioning costs would increase NEE’s AROs at December 31, 2018 by $219 million.

Assumptions and Accounting Approach

FPL - For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are approved by the FPSC. The studies reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units. The most recent studies, filed in 2015, indicate that FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is approximately $7.5 billion, or $3.2 billion expressed in 2018 dollars.

FPL accrues the cost of dismantling its fossil and solar plants over the expected service life of each unit based on studies filed with the FPSC. Unlike nuclear decommissioning, dismantlement costs are not funded. The most recent studies became effective January 1, 2017. At December 31, 2018, FPL’s portion of the ultimate cost to dismantle its fossil and solar units is approximately $1.2 billion, or $513 million expressed in 2018 dollars. The majority of the dismantlement costs are not considered AROs. FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. Any differences between the ARO amount recorded and the amount recorded for ratemaking purposes are reported as a regulatory liability in accordance with regulatory accounting.

The components of FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	Nuclear Decommissioning		Fossil/Solar Dismantlement		Interim Removal Costs and Other		Total
	December 31,		December 31,		December 31,		December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	(millions)
AROs	$2,045	$1,947	$97	$95	$6	$5	$2,148	$2,047
Less capitalized ARO asset net of accumulated depreciation	316	335	33	45	1	1	350	381
Accrued asset removal costs(a)	319	326	164	162	489	97	972	585
Asset retirement obligation regulatory expense difference(a)	2,358	2,565	(3)	7	(3)	(3)	2,352	2,569
Accrued decommissioning, dismantlement and other accrued asset removal costs(b)	$4,406	$4,503	$225	$219	$491	$98	$5,122	$4,820
______________________

(a)	Included in noncurrent regulatory liabilities on NEE’s and FPL’s consolidated balance sheets.

(b)	Represents total amount accrued for ratemaking purposes.

NEER - NEER records liabilities for the present value of its expected nuclear plant decommissioning costs which are determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning. The liabilities are being accreted using the interest method through the date decommissioning activities are expected to be complete. At December 31, 2018, the AROs for decommissioning of NEER’s nuclear plants totaled approximately $588 million. NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $10.8 billion, or $2.1 billion expressed in 2018 dollars.

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

Commodity Price Risk

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity. In addition, NEE, through NEER, uses derivatives to optimize the value of its power generation and gas infrastructure assets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements. See Critical Accounting Policies and Estimates - Accounting for Derivatives and Hedging Activities and Note 4.

During 2017 and 2018, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2016	$430	$984	$208	$1,622
Reclassification to realized at settlement of contracts	(248)	(366)	(39)	(653)
Inception value of new contracts	8	2	—	10
Net option premium purchases (issuances)	(85)	5	—	(80)
Changes in fair value excluding reclassification to realized	337	103	(169)	271
Fair value of contracts outstanding at December 31, 2017	442	728	—	1,170
Reclassification to realized at settlement of contracts	(159)	(28)	(6)	(193)
Inception value of new contracts	(3)	(2)	(15)	(20)
Net option premium purchases (issuances)	47	9	—	56
Impact of adoption of new revenue standard	3	(27)	—	(24)
Changes in fair value excluding reclassification to realized	263	114	(20)	357
Fair value of contracts outstanding at December 31, 2018	593	794	(41)	1,346
Net margin cash collateral paid (received)				(189)
Total mark-to-market energy contract net assets (liabilities) at December 31, 2018	$593	$794	$(41)	$1,157

NEE’s total mark-to-market energy contract net assets (liabilities) at December 31, 2018 shown above are included on the consolidated balance sheets as follows:

December 31, 2018
(millions)
Current derivative assets	$553
Noncurrent derivative assets	1,287
Current derivative liabilities	(392)
Noncurrent derivative liabilities	(291)
NEE's total mark-to-market energy contract net assets	$1,157

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2018 were as follows:

	Maturity
	2019	2020	2021	2022	2023	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$58	$(5)	$11	$(4)	$—	$—	$60
Significant other observable inputs	44	61	(1)	(10)	(2)	22	114
Significant unobservable inputs	74	30	31	52	60	172	419
Total	176	86	41	38	58	194	593
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	13	(18)	(5)	—	—	—	(10)
Significant other observable inputs	138	115	82	57	27	(16)	403
Significant unobservable inputs	4	15	26	29	36	291	401
Total	155	112	103	86	63	275	794
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(4)	—	—	—	—	—	(4)
Significant unobservable inputs	(28)	(9)	—	—	—	—	(37)
Total	(32)	(9)	—	—	—	—	(41)
Total sources of fair value	$299	$189	$144	$124	$121	$469	$1,346

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2017	$—	$7	$7	$—	$41	$41	$—	$35	$35
December 31, 2018	$—	$5	$5	$—	$47	$48	$—	$43	$44
Average for the year ended December 31, 2018	$—	$3	$3	$—	$36	$36	$—	$34	$35
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,956	$1,956	$1,946	$1,946
Other investments:
Debt securities	$126	$126	$136	$136
Primarily notes receivable	$54	$54	$500	$680
Long-term debt, including current portion	$29,498	$30,043	$33,134	$35,447
Interest rate contracts - net unrealized gains (losses)	$(416)	$(416)	$(225)	$(225)
FPL:
Fixed income securities - special use funds	$1,513	$1,513	$1,462	$1,462
Long-term debt, including current portion	$11,783	$12,613	$11,702	$13,285
______________________

(a)	See Note 5.

The special use funds of NEE and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NEE's and FPL's nuclear power plants. See Note 1 - Storm Fund and Storm Reserve. A portion of these funds is invested in fixed income debt securities primarily carried at estimated fair value. At FPL, changes in fair value, including any OTTI losses, result in a corresponding adjustment to the related regulatory asset or liability accounts based on current regulatory treatment. The changes in fair value of NEE's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary, including any credit losses, which are reported in current period earnings. Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities.

At December 31, 2018, NEE had interest rate contracts with a notional amount of approximately $18.2 billion related to outstanding and expected future debt issuances and borrowings, of which $15.8 billion manages exposure to the variability of cash flows associated with outstanding and expected future debt issuances at NEECH and NEER. The remaining $2.4 billion of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 4.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE’s net liabilities would increase by approximately $1,784 million ($589 million for FPL) at December 31, 2018.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $3,046 million and $3,314 million ($1,850 million and $2,035 million for FPL) at December 31, 2018 and 2017, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At December 31, 2018, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $279 million ($173 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's consolidated statements of income. See Note 5 - Financial Instruments Accounting Standards Update.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2018, approximately 92% of NEE’s and 99% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

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

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013). Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2018.

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

JAMES L. ROBO	JOHN W. KETCHUM
James L. Robo Chairman, President and Chief Executive Officer of NEE and Chairman of FPL	John W. Ketchum Executive Vice President, Finance and Chief Financial Officer of NEE and FPL

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Vice President, Controller and Chief Accounting Officer of NEE

ERIC E. SILAGY	KEITH FERGUSON
Eric E. Silagy President and Chief Executive Officer of FPL	Keith Ferguson Vice President, Accounting and Controller of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
NextEra Energy, Inc. and Florida Power & Light Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NEE) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEE and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of NEE and FPL and our report dated February 15, 2019 expressed unqualified opinions on those financial statements and included an explanatory paragraph regarding NEE’s adoption of a new accounting standard and an emphasis of a matter paragraph regarding NEE deconsolidating NextEra Energy Partners, LP effective January 1, 2018.

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

Boca Raton, Florida
February 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
    NextEra Energy, Inc. and Florida Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NEE) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2018 and 2017, and NEE's and FPL's related consolidated statements of income and of cash flows, NEE's consolidated statements of comprehensive income and of equity, and FPL’s consolidated statements of common shareholder’s equity, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEE and the consolidated financial position of FPL as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEE’s and FPL’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2019 expressed unqualified opinions on NEE’s and FPL’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, NEE has changed its method of accounting for differential membership interests in 2018 due to adoption of accounting standards update 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.

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

Emphasis of a Matter

As discussed in Note 1 to the consolidated financial statements, NextEra Energy Partners, LP (NEP) was deconsolidated from NEE for financial reporting purposes effective January 1, 2018. Subsequent to deconsolidation, NEE began reflecting its ownership interest in NEP as an equity method investment.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 15, 2019

We have served as NEE’s and FPL’s auditor since 1950.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2018	2017(a)	2016(a)
OPERATING REVENUES	$16,727	$17,173	$16,138
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	3,732	4,071	3,992
Other operations and maintenance	3,330	3,458	3,529
Storm restoration costs	3	1,255	—
Impairment charges	11	446	7
Merger-related	32	69	135
Depreciation and amortization	3,911	2,357	3,120
Losses (gains) on disposal of a business/assets - net	(80)	(1,111)	(447)
Taxes other than income taxes and other - net	1,508	1,455	1,343
Total operating expenses - net	12,447	12,000	11,679
OPERATING INCOME	4,280	5,173	4,459
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,498)	(1,558)	(1,098)
Benefits associated with differential membership interests - net	—	460	309
Equity in earnings of equity method investees	358	141	148
Allowance for equity funds used during construction	96	92	86
Interest income	51	81	82
Gain on NEP deconsolidation	3,927	—	—
Gains on disposal of investments and other property - net	111	112	40
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net	(189)	—	—
Revaluation of contingent consideration	—	—	189
Other net periodic benefit income	168	151	144
Other - net	48	11	19
Total other income (deductions) - net	3,072	(510)	(81)
INCOME BEFORE INCOME TAXES	7,352	4,663	4,378
INCOME TAX EXPENSE (BENEFIT)	1,576	(660)	1,379
NET INCOME	5,776	5,323	2,999
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	862	57	(93)
NET INCOME ATTRIBUTABLE TO NEE	$6,638	$5,380	$2,906
Earnings per share attributable to NEE:
Basic	$14.03	$11.48	$6.27
Assuming dilution	$13.88	$11.39	$6.24
Weighted-average number of common shares outstanding:
Basic	473.2	468.8	463.1
Assuming dilution	477.0	472.5	465.8
______________________

(a)	Amounts have been retrospectively adjusted as discussed in Note 14 and Note 3 - Amendments to Presentation of Retirement Benefits.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2018	2017(a)	2016(a)
NET INCOME	$5,776	$5,323	$2,999
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $8, $13 and $32 tax expense, respectively)	26	32	70
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $5 tax benefit, $94 and $50 tax expense, respectively)	(12)	127	69
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1, $25 and $13 tax benefit, respectively)	1	(36)	(18)
Defined benefit pension and other benefits plans:
Net unrealized gain (loss) and unrecognized prior service benefit (cost) (net of $5 tax benefit, $29 tax expense and $13 tax benefit, respectively)	(14)	46	(21)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1 and $1 tax benefit, respectively)	(3)	(2)	—
Net unrealized gains (losses) on foreign currency translation (net of $0, $1 tax expense and $2 tax benefit, respectively)	(31)	23	(5)
Other comprehensive income related to equity method investee (net of $1, $1 and $2 tax expense, respectively)	4	2	2
Total other comprehensive income (loss), net of tax	(29)	192	97
IMPACT OF NEP DECONSOLIDATION (NET OF $15 TAX EXPENSE)	58	—	—
COMPREHENSIVE INCOME	5,805	5,515	3,096
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	862	46	(93)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$6,667	$5,561	$3,003
______________________
(a) Amounts have been retrospectively adjusted as discussed in Note 14.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2018	2017(a)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$81,986	$85,119
Nuclear fuel	1,740	1,767
Construction work in progress	8,357	6,679
Accumulated depreciation and amortization	(21,749)	(21,276)
Total property, plant and equipment - net ($10,553 and $16,485 related to VIEs, respectively)	70,334	72,289
CURRENT ASSETS
Cash and cash equivalents	638	1,714
Customer receivables, net of allowances of $10 and $7, respectively	2,302	2,220
Other receivables	667	517
Materials, supplies and fossil fuel inventory	1,223	1,273
Regulatory assets ($41 and $71 related to a VIE, respectively)	448	336
Derivatives	564	489
Other	551	632
Total current assets	6,393	7,181
OTHER ASSETS
Special use funds	5,886	6,003
Investment in equity method investees	6,748	2,321
Prepaid benefit costs	1,284	1,427
Regulatory assets ($37 related to a VIE at December 31, 2017)	3,290	2,469
Derivatives	1,355	1,315
Other ($470 related to a VIE at December 31, 2017)	8,412	4,958
Total other assets	26,975	18,493
TOTAL ASSETS	$103,702	$97,963
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 478 and 471, respectively)	$5	$5
Additional paid-in capital	10,490	9,100
Retained earnings	23,837	19,020
Accumulated other comprehensive income (loss)	(188)	111
Total common shareholders' equity	34,144	28,236
Noncontrolling interests ($3,265 and $1,011 related to VIEs, respectively)	3,269	1,295
Total equity	37,413	29,531
Redeemable noncontrolling interests	468	—
Long-term debt ($1,020 and $5,941 related to VIEs, respectively)	26,782	31,410
Total capitalization	64,663	60,941
CURRENT LIABILITIES
Commercial paper	2,749	1,687
Other short-term debt	5,465	255
Current portion of long-term debt ($74 and $70 related to a VIE, respectively)	2,716	1,673
Accounts payable	2,386	3,235
Customer deposits	445	448
Accrued interest and taxes	477	621
Derivatives	675	364
Accrued construction-related expenditures	1,195	1,033
Regulatory liabilities	325	346
Other	1,130	1,581
Total current liabilities	17,563	11,243
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	3,135	3,031
Deferred income taxes	7,367	5,764
Regulatory liabilities	9,009	8,765
Derivatives	516	535
Deferral related to differential membership interests - VIEs	—	5,403
Other	1,449	2,281
Total other liabilities and deferred credits	21,476	25,779
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$103,702	$97,963
______________________

(a)	Amounts have been retrospectively adjusted as discussed in Note 14.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2018	2017(a)	2016(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,776	$5,323	$2,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,911	2,357	3,120
Nuclear fuel and other amortization	236	281	308
Impairment charges	11	446	7
Unrealized losses (gains) on marked to market derivative contracts - net	54	436	(44)
Foreign currency transaction losses (gains)	16	(25)	13
Deferred income taxes	1,463	(882)	1,226
Cost recovery clauses and franchise fees	(225)	82	94
Acquisition of purchased power agreement	(52)	(243)	—
Benefits associated with differential membership interests - net	—	(460)	(309)
Equity in earnings of equity method investees	(358)	(141)	(148)
Distributions of earnings from equity method investees	328	160	102
Gains on disposal of a business, assets and investments - net	(191)	(1,223)	(487)
Gain on NEP deconsolidation	(3,927)	—	—
Recoverable storm-related costs	—	(108)	(223)
Other - net	156	109	(32)
Changes in operating assets and liabilities:
Current assets	(631)	(333)	(146)
Noncurrent assets	(220)	(60)	(58)
Current liabilities	163	758	(32)
Noncurrent liabilities	83	(19)	(21)
Net cash provided by operating activities	6,593	6,458	6,369
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(5,012)	(5,174)	(3,776)
Independent power and other investments of NEER	(6,994)	(5,295)	(5,396)
Cash grants under the American Recovery and Reinvestment Act of 2009	3	78	335
Nuclear fuel purchases	(267)	(197)	(283)
Other capital expenditures and other investments	(731)	(74)	(181)
Proceeds from sale of the fiber-optic telecommunications business	—	1,454	—
Sale of independent power and other investments of NEER	1,617	178	658
Proceeds from sale or maturity of securities in special use funds and other investments	3,410	3,207	3,776
Purchases of securities in special use funds and other investments	(3,733)	(3,244)	(3,829)
Proceeds from sales of noncontrolling interests in NEP	—	—	645
Distributions from equity method investees	637	7	—
Other - net	120	142	5
Net cash used in investing activities	(10,950)	(8,918)	(8,046)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	4,399	8,354	5,657
Retirements of long-term debt	(3,102)	(6,780)	(3,310)
Proceeds from differential membership investors	1,841	1,414	1,859
Net change in commercial paper	1,062	1,419	(106)
Proceeds from other short-term debt	5,665	450	500
Repayments of other short-term debt	(455)	(2)	(662)
Payments to related parties under a cash sweep and credit support agreement – net	(21)	—	—
Issuances of common stock - net	718	55	537
Proceeds from issuance of NEP convertible preferred units - net	—	548	—
Dividends on common stock	(2,101)	(1,845)	(1,612)
Other - net	(372)	(725)	(439)
Net cash provided by financing activities	7,634	2,888	2,424
Effects of currency translation on cash, cash equivalents and restricted cash	(7)	26	10
Net increase in cash, cash equivalents and restricted cash	3,270	454	757
Cash, cash equivalents and restricted cash at beginning of year	1,983	1,529	772
Cash, cash equivalents and restricted cash at end of year	$5,253	$1,983	$1,529
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,209	$1,186	$1,194
Cash paid for income taxes - net	$200	$142	$91
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$2,138	$3,029	$3,626
Increase (decrease) in property, plant and equipment - net as a result of cash grants primarily under the American Recovery and Reinvestment Act of 2009	$—	$(154)	$419
Increase in property, plant and equipment - net as a result of a settlement/noncash exchange	$(5)	$(108)	$(72)
Proceeds from differential membership investors used to reduce debt	$—	$—	$100
______________________
(a) Amounts have been retrospectively adjusted as discussed in Note 14.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings(a)	Total Common Shareholders' Equity(a)	Non- controlling Interests(a)	Total Equity(a)
	Shares	Aggregate Par Value
Balances, December 31, 2015	461	$5	$8,596	$(167)	$14,140	$22,574	$538	$23,112
Net income	—	—	—	—	2,906	2,906	93
Issuances of common stock, net of issuance cost of less than $1	6	—	527	—	—	527	—
Share-based payment activity	1	—	135	—	—	135	—
Dividends on common stock(b)	—	—	—	—	(1,612)	(1,612)	—
Other comprehensive income	—	—	—	97	—	97	—
Premium on equity units	—	—	(200)	—	—	(200)	—
Sale of NEER assets to NEP	—	—	—	—	—	—	433
Adoption of accounting standards update(a)	—	—	—	—	32	32	1
Other	—	—	(110)	—	18	(92)	(74)
Balances, December 31, 2016	468	5	8,948	(70)	15,484	24,367	991	$25,358
Net income (loss)	—	—	—	—	5,380	5,380	(57)
Issuances of common stock, net of issuance cost of less than $1	2	—	33	—	—	33	—
Share-based payment activity	1	—	122	—	—	122	—
Dividends on common stock(b)	—	—	—	—	(1,845)	(1,845)	—
Other comprehensive income	—	—	—	181	—	181	11
Sale of NEER assets to NEP	—	—	—	—	—	—	460
Other	—	—	(3)	—	1	(2)	(110)
Balances, December 31, 2017	471	5	9,100	111	19,020	28,236	1,295	$29,531
Net income (loss)	—	—	—	—	6,638	6,638	(862)
Issuances of common stock, net of issuance cost of less than $1	6	—	700	—	—	700	—
Share-based payment activity	1	—	121	—	—	121	—
Dividends on common stock(b)	—	—	—	—	(2,101)	(2,101)	—
Other comprehensive loss	—	—	—	(29)	—	(29)	—
Impact of NEP deconsolidation(c)	—	—	—	58	—	58	(2,700)
Sales of differential membership interests to NEP	—	—	—	—	—	—	(941)
Adoption of accounting standards updates(d)	—	—	590	(328)	280	542	5,303
Differential membership interests activity	—	—	(21)	—	—	(21)	1,243
Other	—	—	—	—	—	—	(69)
Balances, December 31, 2018	478	$5	$10,490	$(188)	$23,837	$34,144	$3,269	$37,413
___________________________

(a)	Prior period amounts have been retrospectively adjusted as discussed in Note 14.

(b)	Dividends per share were $4.44, $3.93 and $3.48 for the years ended December 31, 2018, 2017 and 2016, respectively.

(c)	See Note 1 - NextEra Energy Partners, LP.

(d)	See Note 1 - NextEra Energy Partners, LP and - Sales of Differential Membership Interests, Note 2, Note 5 - Financial Instruments Accounting Standards Update and Note 6.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2018	2017(a)	2016(a)
OPERATING REVENUES	$11,862	$11,972	$10,895
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	3,250	3,541	3,247
Other operations and maintenance	1,514	1,554	1,598
Storm restoration costs	3	1,255	—
Depreciation and amortization	2,633	940	1,700
Taxes other than income taxes and other - net	1,308	1,292	1,189
Total operating expenses - net	8,708	8,582	7,734
OPERATING INCOME	3,154	3,390	3,161
OTHER INCOME (DEDUCTIONS)
Interest expense	(541)	(481)	(459)
Allowance for equity funds used during construction	90	79	74
Other - net	7	(2)	2
Total other deductions - net	(444)	(404)	(383)
INCOME BEFORE INCOME TAXES	2,710	2,986	2,778
INCOME TAXES	539	1,106	1,051
NET INCOME(b)	$2,171	$1,880	$1,727
______________________

(a)	Amounts have been retrospectively adjusted as discussed in Note 14.

(b)	FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2018	2017(a)
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$49,640	$47,100
Nuclear fuel	1,189	1,192
Construction work in progress	3,888	3,623
Accumulated depreciation and amortization	(13,218)	(12,791)
Total electric utility plant and other property - net	41,499	39,124
CURRENT ASSETS
Cash and cash equivalents	112	33
Customer receivables, net of allowances of $3 and $2, respectively	1,026	1,073
Other receivables	284	160
Materials, supplies and fossil fuel inventory	670	840
Regulatory assets ($41 and $71 related to a VIE, respectively)	447	335
Other	239	243
Total current assets	2,778	2,684
OTHER ASSETS
Special use funds	4,056	4,090
Prepaid benefit costs	1,407	1,351
Regulatory assets ($37 related to a VIE at December 31, 2017)	2,843	2,249
Other	901	756
Total other assets	9,207	8,446
TOTAL ASSETS	$53,484	$50,254
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	10,601	8,291
Retained earnings	9,040	7,376
Total common shareholder's equity	21,014	17,040
Long-term debt ($74 related to a VIE at December 31, 2017)	11,688	11,187
Total capitalization	32,702	28,227
CURRENT LIABILITIES
Commercial paper	1,256	1,687
Other short-term debt	—	250
Current portion of long-term debt ($74 and $70 related to a VIE, respectively)	95	464
Accounts payable	731	893
Customer deposits	442	445
Accrued interest and taxes	376	438
Accrued construction-related expenditures	323	300
Regulatory liabilities	310	333
Other	543	993
Total current liabilities	4,076	5,803
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,147	2,047
Deferred income taxes	5,165	5,005
Regulatory liabilities	8,886	8,642
Other	508	530
Total other liabilities and deferred credits	16,706	16,224
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$53,484	$50,254
______________________

(a)	Amounts have been retrospectively adjusted as discussed in Note 14.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2018	2017(a)	2016(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,171	$1,880	$1,727
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,633	940	1,700
Nuclear fuel and other amortization	144	159	220
Deferred income taxes	180	905	932
Cost recovery clauses and franchise fees	(225)	82	94
Acquisition of purchased power agreement	(52)	(243)	—
Recoverable storm-related costs	—	(108)	(223)
Other - net	7	(139)	42
Changes in operating assets and liabilities:
Current assets	97	(190)	25
Noncurrent assets	(64)	(37)	(31)
Current liabilities	(509)	699	14
Noncurrent liabilities	40	(32)	(86)
Net cash provided by operating activities	4,422	3,916	4,414
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,012)	(5,174)	(3,776)
Nuclear fuel purchases	(123)	(117)	(158)
Proceeds from sale or maturity of securities in special use funds	2,232	1,986	2,495
Purchases of securities in special use funds	(2,402)	(2,082)	(2,506)
Other - net	239	18	28
Net cash used in investing activities	(5,066)	(5,369)	(3,917)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,748	1,961	309
Retirements of long-term debt	(1,591)	(882)	(262)
Net change in commercial paper	(431)	1,419	212
Proceeds from other short-term debt	—	450	500
Repayments of other short-term debt	(250)	(2)	(450)
Capital contributions from NEE	1,785	—	600
Dividends to NEE	(500)	(1,450)	(1,300)
Other - net	(37)	(22)	(51)
Net cash provided by (used in) financing activities	724	1,474	(442)
Net increase in cash, cash equivalents and restricted cash	80	21	55
Cash, cash equivalents and restricted cash at beginning of year	174	153	98
Cash, cash equivalents and restricted cash at end of year	$254	$174	$153
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$520	$473	$435
Cash paid for income taxes - net	$415	$2	$147
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$549	$668	$664
Increase in electric utility plant and other property - net as a result of a noncash exchange	$(5)	$(112)	$—
NEE's noncash contribution of a consolidated subsidiary - net	$526	$—	$—
__________________
(a) Amounts have been retrospectively adjusted as discussed in Note 14.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2015	$1,373	$7,733	$6,447	$15,553
Net income	—	—	1,727
Capital contributions from NEE	—	600	—
Dividends to NEE	—	—	(1,300)
Other	—	(1)	1
Balances, December 31, 2016	1,373	8,332	6,875	$16,580
Net income	—	—	1,880
Dividends to NEE	—	—	(1,450)
Other	—	(41)	71
Balances, December 31, 2017	1,373	8,291	7,376	$17,040
Net income	—	—	2,171
Capital contributions from NEE	—	1,785	—
Dividends to NEE	—	—	(500)
NEE's contribution of a consolidated subsidiary	—	526	—
Other	—	(1)	(7)
Balances, December 31, 2018	$1,373	$10,601	$9,040	$21,014

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The operations of NextEra Energy, Inc. (NEE) are conducted primarily through Florida Power & Light Company (FPL), a wholly owned subsidiary, and NextEra Energy Resources, LLC (NEER), a wholly owned indirect subsidiary. FPL's principal business is a rate-regulated electric utility which supplies electric service to more than five million customer accounts throughout most of the east and lower west coasts of Florida. NEER invests in independent power projects through both controlled and consolidated entities and noncontrolling ownership interests in joint ventures. NEER also participates in natural gas, natural gas liquids and oil production primarily through non-operating ownership interests and in pipeline infrastructure through either wholly owned subsidiaries or noncontrolling or joint venture interests.

The consolidated financial statements of NEE and FPL include the accounts of their respective controlled subsidiaries. They also include NEE's and FPL's share of the undivided interest in certain assets, liabilities, revenues and expenses. Amounts representing NEE's interest in entities it does not control, but over which it exercises significant influence, are included in investment in equity method investees; the net income of these entities is included in equity in earnings of equity method investees. Intercompany balances and transactions have been eliminated in consolidation. Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation. In addition, certain prior year amounts have been retrospectively adjusted as discussed in Note 14 and Note 3 - Amendments to Presentation of Retirement Benefits. The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Effective January 1, 2018, NEE and FPL adopted an accounting standards update regarding the accounting for partial sales of nonfinancial assets using the modified retrospective approach, resulting in cumulative effects being recognized on January 1, 2018. This standards update affects the accounting and related financial statement presentation for the sales of differential membership interests to third-party investors and the sales of NEER assets to indirect subsidiaries of NextEra Energy Partners, LP (NEP). See NextEra Energy Partners, LP for a discussion of sales of NEER assets to indirect subsidiaries of NEP and Sales of Differential Membership Interests below. The adoption of this standards update did not have an impact on FPL. Also, see NextEra Energy Partners, LP below for a discussion of the deconsolidation of NEP in January 2018.

NextEra Energy Partners, LP - NEP was formed in 2014 to acquire, manage and own contracted clean energy projects with stable long-term cash flows through a limited partner interest in NextEra Energy Operating Partners, LP (NEP OpCo). NEP owns or has an interest in a portfolio of wind and solar projects and a portfolio of seven long-term contracted natural gas pipeline assets located in Texas. NEP was deconsolidated from NEE for financial reporting purposes in January 2018 as a result of changes made to NEP's governance structure during 2017 that, among other things, enhanced NEP common unitholder governance rights. The new governance structure established a NEP board of directors whereby NEP unitholders have the ability to nominate and elect board members, subject to certain limitations and requirements, which elected board members commenced service in January 2018. Subsequent to deconsolidation, NEE owns a noncontrolling interest in NEP and began reflecting its ownership interest in NEP as an equity method investment with its earnings from NEP as equity in earnings of equity method investees and accounting for NEER's assets sales to NEP as third-party sales in its consolidated financial statements. NEER continues to operate the projects owned by NEP and provide services to NEP under various related party operations and maintenance, administrative and management services agreements.

In connection with the deconsolidation, NEE recorded an initial investment in NEP of approximately $4.4 billion based on the fair value of NEP OpCo and NEP common units that were held by subsidiaries of NEE on the deconsolidation date, which investment is included in the investment in equity method investees on NEE's consolidated balance sheet at December 31, 2018. See Note 10. The fair value was based on the market price of NEP common units as of January 1, 2018, which resulted in NEE recording a gain of approximately $3.9 billion ($3.0 billion after tax) for the year ended December 31, 2018. Total assets of approximately $7.8 billion, primarily property, plant and equipment, total liabilities of approximately $4.8 billion, primarily long-term debt, and total noncontrolling interests of approximately $2.7 billion were removed from NEE's balance sheet as part of the deconsolidation.

Prior to the deconsolidation, NEE owned a controlling general partner interest in NEP and consolidated NEP for financial reporting purposes. NEE presented its limited partner interests in NEP as a noncontrolling interest in NEE's consolidated financial statements. NEE’s partnership interest in NEP OpCo's operating projects based on the number of outstanding NEP OpCo common units was approximately 65.1% and 65.2% at December 31, 2017 and 2016, respectively. Certain equity and asset transactions between NEP, NEER and NEP OpCo involve the exchange of cash, energy projects and ownership interests in NEP OpCo. These exchanges were previously accounted for under the profit sharing method and resulted in a profit sharing liability, net of amortization, of approximately $862 million at December 31, 2017, which is reflected in noncurrent other liabilities on NEE's consolidated balance sheets. In 2016 and 2017, a portion of the profit sharing liability was amortized into income on a straight-line basis over the estimated useful lives of the underlying energy projects held by NEP OpCo. Accordingly, the profit sharing liability amortization totaled approximately $28 million and $37 million during 2017 and 2016 and is included in taxes other than income taxes and other - net in NEE’s consolidated statements of income. Upon adoption of the accounting standards update regarding the accounting for partial sales of nonfinancial assets as discussed in Basis of Presentation above, the profit sharing liability was eliminated and NEE recorded

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an increase to additional paid-in capital of approximately $839 million ($649 million after tax) and a reduction to retained earnings of approximately $52 million ($69 million pretax) on January 1, 2018. Due to the deconsolidation of NEP, the previous accounting guidance would not have had an impact on NEE's 2018 financial statements, but rather the profit sharing liability would have increased the gain on NEP deconsolidation.

Operating Revenues - FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers as further discussed in Note 2, as well as, at NEER, derivative and lease transactions. FPL's operating revenues include amounts resulting from base rates, cost recovery clauses (see Rate Regulation below), franchise fees, gross receipts taxes and surcharges related to storms (see Storm Fund and Storm Reserve below). Franchise fees and gross receipts taxes are imposed on FPL; however, the Florida Public Service Commission (FPSC) allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise fee for those customers located in the jurisdiction that imposes the amount. Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $738 million, $767 million and $700 million in 2018, 2017 and 2016, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets. Certain NEER commodity contracts for the purchase and sale of power that meet the definition of a derivative are recorded at fair value with subsequent changes in fair value recognized as revenue. See Energy Trading below and Note 4.

Rate Regulation - FPL is subject to rate regulation by the FPSC and the Federal Energy Regulatory Commission (FERC). Its rates are designed to recover the cost of providing service to its customers including a reasonable rate of return on invested capital. As a result of this cost-based regulation, FPL follows the accounting guidance that allows regulators to create assets and impose liabilities that would not be recorded by non-rate regulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.

NEE's and FPL's regulatory assets and liabilities are as follows:

	NEE		FPL
	December 31,		December 31,
	2018	2017	2018	2017
	(millions)
Regulatory assets:
Current:
Acquisition of purchased power agreements	$165	$165	$165	$165
Deferred clause and franchise expenses	146	10	$146	$10
Other	137	161	136	160
Total	$448	$336	$447	$335
Noncurrent:
Acquisition of purchased power agreements	$798	$963	$798	$963
Other	2,492	1,506	2,045	1,286
Total	$3,290	$2,469	$2,843	$2,249
Regulatory liabilities:
Current:
Deferred clause revenues	$265	$296	$265	$296
Other	60	50	45	37
Total	$325	$346	$310	$333
Noncurrent:
Asset retirement obligation regulatory expense difference	$2,352	$2,569	$2,352	$2,569
Deferred taxes	4,815	4,981	4,736	4,903
Other	1,842	1,215	1,798	1,170
Total	$9,009	$8,765	$8,886	$8,642

Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through various clauses, include substantially all fuel, purchased power and interchange expense, certain costs associated with the acquisition of several electric generation facilities, certain construction-related costs for certain of FPL's solar generation facilities, and conservation and certain environmental-related costs. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net underrecovery or overrecovery. Any underrecovered costs or overrecovered revenues are collected from or returned to customers in subsequent periods.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2018 and 2017, FPL had regulatory assets, net of amortization, of approximately $963 million and $1,128 million, respectively, (included in current and noncurrent regulatory assets on NEE's and FPL’s consolidated balance sheets) related to acquisitions during 2015, 2017 and 2018 associated with three coal-fired electric generation facilities located in Florida with which FPL had long-term purchased power agreements. The majority of these regulatory assets are being amortized over approximately nine years. Two of the three facilities have been retired and FPL has reduced the third facility’s operations with the intention of phasing the facility out of service.

In 2018, FPL early retired three of its generation facilities. As a result of the retirements, FPL reclassified the net book value of these units (approximately $875 million) from plant in service and other property to current and noncurrent regulatory assets.  Recovery of $729 million of these regulatory assets has been deferred until FPL’s base rates are next reset in a general base rate proceeding. The remainder of these regulatory assets will be amortized over 15 years. At December 31, 2018, the regulatory assets, net of amortization, totaled approximately $870 million and are included in current and noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets. Additionally, other regulatory assets and liabilities are discussed within various subsections in Note 1 below.

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

•
In addition, FPL is eligible to receive, subject to conditions specified in the 2016 rate agreement, base rate increases associated with the addition of up to 300 MW annually of new solar generation in each of 2017 through 2020 and may carry forward any unused MW to subsequent years during the term of the 2016 rate agreement. To date, approximately 900 MW of new solar generating capacity has become operational, 600 MW during the first quarter of 2018 and 300 MW during the first quarter of 2019. An additional 300 MW is expected to be operational in 2020. FPL will be required to demonstrate that any proposed solar facilities are cost effective and scheduled to be in service before December 31, 2021. FPL has agreed to an installed cost cap of $1,750 per kilowatt (kW).

•
FPL's allowed regulatory return on common equity (ROE) is 10.55%, with a range of 9.60% to 11.60%. If FPL's earned regulatory ROE falls below 9.60%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.60%, any party other than FPL may seek a review of FPL's retail base rates.

•
Subject to certain conditions, FPL may amortize, over the term of the 2016 rate agreement, up to $1.0 billion of depreciation reserve surplus plus the reserve amount that remained under FPL's 2012 rate agreement discussed below (approximately $250 million), provided that in any year of the 2016 rate agreement FPL must amortize at least enough reserve to maintain a 9.60% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.60%.

•
Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kilowatt-hour (kWh) of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover amounts above $400 million. See Storm Fund and Storm Reserve below.

FPL was impacted by Hurricane Irma in September 2017 which resulted in damage throughout much of FPL's service territory. Damage to FPL property from the hurricane was primarily limited to the transmission and distribution systems. In December 2017, following the enactment of the Tax Cuts and Jobs Act (tax reform) as further discussed in Note 6, FPL determined that it would not seek recovery of Hurricane Irma storm restoration costs of approximately $1.3 billion through a storm surcharge from customers and, as a result, the regulatory asset associated with Hurricane Irma was written off in December 2017 as storm restoration costs in NEE's and FPL's consolidated statements of income. As allowed under the 2016 rate agreement, FPL used available reserve amortization to offset nearly all of the expense, and plans to partially restore the reserve amortization through tax savings generated during the term of the 2016 rate agreement. In February 2018, the FPSC opened separate dockets for FPL and several other utilities in Florida to address the impacts of tax reform.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2018, the State of Florida Office of Public Counsel (OPC), the Florida Retail Federation (FRF) and the Florida Industrial Power Users Group (collectively, joint petitioners) filed with the FPSC a petition regarding FPL’s retail rates that were established pursuant to the 2016 rate agreement. The joint petitioners assert that FPL may not continue to use the reserve amortization mechanism and, based on that assertion, they request, among other things, that FPL refund up to $736.8 million annually related to cost savings created by tax reform and that new permanent base rates be established for FPL to reflect the tax cost savings associated with tax reform and other factors, including a lower regulatory ROE of 9.6% and a lower equity ratio of 55.0%. FPL believes that the actions it took as a result of tax reform are in accordance with the 2016 rate agreement and that the petition is a violation of the 2016 rate agreement on the part of the OPC and FRF who were signatories to that agreement.

Oral argument in the tax reform docket is expected to be held in April 2019.  An FPSC decision regarding the amount of tax savings and whether FPL may continue to use the reserve amortization mechanism is expected by mid-May 2019.

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

•
the continuation of cost recovery through the capacity cost recovery clause (capacity clause) (reported as retail base revenues) for a generating unit which was placed in service in May 2011 (beginning January 2017, under the 2016 rate agreement, cost recovery is through base rates);

•
subject to certain conditions, the right to reduce depreciation expense up to $400 million (reserve), provided that in any year of the 2012 rate agreement, FPL was required to amortize enough reserve to maintain an earned regulatory ROE within the range of 9.50% to 11.50% (the reserve amount was reduced by $30 million to up to $370 million as a result of a settlement in August 2015 related to the acquisition of a 250 MW coal-fired generation facility located in Jacksonville, Florida, which FPL retired in December 2016);

•	an interim cost recovery mechanism for storm restoration costs (see Storm Fund and Storm Reserve below); and

•
an incentive mechanism whereby customers receive 100% of certain gains, including but not limited to, gains from the purchase and sale of electricity and natural gas (including transportation and storage), up to a specified threshold; gains exceeding that specified threshold were shared by FPL and its customers.

Electric Plant, Depreciation and Amortization - The cost of additions to units of property of FPL and NEER is added to electric plant in service and other property. In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. At December 31, 2018, the electric generation, transmission, distribution and general facilities of FPL represented approximately 46%, 12%, 36% and 6%, respectively, of FPL's gross investment in electric utility plant in service and other property. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. A number of NEER's generation and pipeline facilities are encumbered by liens securing various financings. The net book value of NEER's assets serving as collateral was approximately $9.1 billion at December 31, 2018. The American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property). Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. At December 31, 2018 and 2017, convertible ITCs, net of amortization, were approximately $1.2 billion ($134 million at FPL) and $1.9 billion ($140 million at FPL). At December 31, 2018 and 2017, approximately $138 million of such convertible ITCs are included primarily in other receivables on NEE's consolidated balance sheets.
Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis. FPL includes in depreciation expense a provision for fossil and solar plant dismantlement, interim asset removal costs, accretion related to asset retirement obligations (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below), storm recovery amortization and amortization of pre-construction costs associated with planned nuclear units recovered through a cost recovery clause. For substantially all of FPL's property, depreciation studies are typically performed and filed with the FPSC every four years. As part of the 2016 rate agreement, the FPSC approved new depreciation rates which became effective January 1, 2017. As discussed in Rate Regulation above, the use of reserve amortization is permitted under the 2016 rate agreement and was also permitted under the 2012 rate agreement. In accordance with the 2016 rate agreement and the 2012 rate agreement, FPL recorded reserve amortization (reversal) of approximately $(541) million, $1,250 million and $13 million in 2018, 2017 and 2016, respectively. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) accrued asset removal costs which is reflected in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. In December 2017, following the enactment of tax reform, FPL used available reserve amortization to offset nearly all of the write-off of Hurricane Irma storm restoration costs, and FPL plans to partially restore the reserve amortization through tax savings generated during the term of the 2016 rate agreement. See Rate Regulation above and Note 6. The weighted annual composite depreciation and amortization

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate for FPL's electric utility plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed above, was approximately 3.8%, 3.7% and 3.4% for 2018, 2017 and 2016, respectively. FPL files a twelve-month forecast with the FPSC each year which contains a regulatory ROE intended to be earned based on the best information FPL has at that time assuming normal weather. This forecast establishes a fixed targeted regulatory ROE. In order to earn the targeted regulatory ROE in each reporting period under the effective rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization or its reversal to earn the targeted regulatory ROE.

NEER's electric plant in service less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives. At December 31, 2018 and 2017, wind, solar and nuclear plants represented approximately 55% and 61%, 15% and 15% and 11% and 9%, respectively, of NEER's depreciable electric plant in service and other property. The estimated useful lives of NEER's plants range primarily from 25 to 35 years for wind plants, 25 to 30 years for solar plants and from 20 to 47 years for nuclear plants (see Note 5 - Nonrecurring Fair Value Measurements). NEER reviews the estimated useful lives of its fixed assets on an ongoing basis. In 2017, this review indicated that the actual lives of certain equipment at its wind plants are expected to be longer than those previously estimated for depreciation purposes. As a result, effective January 1, 2017, NEER changed the estimated useful lives of certain wind plant equipment from 30 years to 35 years to better reflect the period during which these assets are expected to remain in service. This change increased net income attributable to NEE by approximately $60 million and basic and diluted earnings per share attributable to NEE by approximately $0.12 for the year ended December 31, 2017. NEER's oil and gas production assets, representing approximately 14% and 9%, respectively, of NEER's depreciable electric plant in service and other property at December 31, 2018 and 2017, are accounted for under the successful efforts method. Depletion expenses for the acquisition of reserve rights and development costs are recognized using the unit of production method.

Nuclear Fuel - FPL and NEER have several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel. See Note 15 - Contracts. FPL's and NEER's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a noncash item which represents the allowed cost of capital, including an ROE, used to finance construction projects. The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income. For FPL, FPSC rules limit the recording of AFUDC to projects that have an estimated cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete. FPSC rules allow construction projects below the 0.5% threshold as a component of rate base. During 2018, 2017 and 2016, FPL capitalized AFUDC at a rate of 5.97%, 6.16% and 6.34%, respectively, which amounted to approximately $114 million, $101 million and $97 million, respectively. See Note 15 - Commitments.

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

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant or sale of development rights. At December 31, 2018 and 2017, NEER's capitalized development costs totaled approximately $630 million and $433 million, respectively, which are included in noncurrent other assets on NEE's consolidated balance sheets. These costs include land rights and other third-party costs directly associated with the development of a new project. Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost. Capitalized development costs are charged to O&M expenses when it is no longer probable that these costs will be realized.

NEER's construction work in progress includes construction materials, progress payments on major equipment contracts, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of various projects. Interest capitalized on construction projects amounted to approximately $94 million, $89 million and $107 million during 2018, 2017 and 2016, respectively. Interest expense allocated from NextEra Energy Capital Holdings, Inc. (NEECH) to NEER is based on a deemed capital structure of 70% debt and differential membership interests sold by NEER's subsidiaries. Upon commencement of project operation, costs associated with construction work in progress are transferred to electric plant in service and other property.

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

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval. FPL filed updated nuclear decommissioning studies with the FPSC in December 2015. These studies reflect FPL's current plans, under the operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 in 2043. These studies also assume that FPL will be storing spent fuel on site pending removal to a United States (U.S.) government facility. The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, to be approximately $7.5 billion, or $3.2 billion expressed in 2018 dollars.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily carried at fair value. See Note 5. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses, are not recognized in income and are reflected as a corresponding offset in the related regulatory asset or liability accounts. FPL does not currently make contributions to the decommissioning funds, other than the reinvestment of fund earnings. During 2018, 2017 and 2016 fund earnings on decommissioning funds were approximately $94 million, $114 million and $102 million, respectively. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

Fossil and solar plant dismantlement studies are typically performed at least every four years and are submitted to the FPSC for approval. Fossil and solar dismantlement studies in effect during the 2012 rate agreement resulted in an annual expense of $18 million which is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income. As part of the 2016 rate agreement, the FPSC approved a new annual expense of $26 million based on FPL's 2016 fossil and solar dismantlement studies which became effective January 1, 2017. At December 31, 2018, FPL's portion of the ultimate cost to dismantle its fossil and solar units is approximately $1.2 billion, or $513 million expressed in 2018 dollars.

NEER records nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) and dismantlement liabilities for its wind and solar facilities, when required in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred. The liabilities are being accreted using the interest method through the date decommissioning or dismantlement activities are expected to be complete. See Note 13. At December 31, 2018 and 2017, NEER's ARO, which is primarily related to nuclear decommissioning and wind and solar dismantlement, was approximately $988 million and $984 million, respectively, and was primarily determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning or dismantlement. NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $10.8 billion, or $2.1 billion expressed in 2018 dollars. The ultimate cost to dismantle NEER's wind and solar facilities is estimated to be approximately $1.6 billion.

Seabrook files a comprehensive nuclear decommissioning study with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) every four years; the most recent study was filed in 2015. Seabrook's decommissioning funding plan is also subject to annual review by the NDFC. Currently, there are no ongoing decommissioning funding requirements for Seabrook, Duane Arnold and Point Beach, however, the U.S. Nuclear Regulatory Commission (NRC), and in the case of Seabrook, the NDFC, has the authority to require additional funding in the future. NEER's portion of Seabrook's, Duane Arnold's and Point Beach's restricted funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's consolidated balance sheets. Marketable securities held in the decommissioning

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

funds are primarily carried at fair value. See Note 5. Market adjustments for debt securities result in a corresponding adjustment to other comprehensive income (OCI), except for unrealized losses associated with marketable debt securities considered to be other than temporary, including any credit losses, which are recognized in other - net in NEE's consolidated statements of income. Market adjustments for equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's consolidated statements of income. Prior to the adoption of an accounting standards update on January 1, 2018 (see Note 5 - Financial Instruments Accounting Standards Update), changes in fair value of both debt and equity securities resulted in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which were recognized in other - net in NEE's consolidated statements of income. Fund earnings, consisting of dividends, interest and realized gains and losses are recognized in income and are reinvested in the funds. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

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

NEER uses the deferral method to account for certain planned major maintenance costs. NEER's major maintenance costs for its nuclear generation units and combustion turbines are capitalized (included in noncurrent other assets on NEE's consolidated balance sheets) and amortized to O&M expenses on a unit of production method over the period from the end of the last outage to the beginning of the next planned outage.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At December 31, 2018 and 2017, NEE had approximately $4,615 million ($142 million for FPL) and $269 million ($141 million for FPL), respectively, of restricted cash, of which approximately $89 million ($81 million for FPL) and $247 million ($128 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and margin cash collateral requirements, and, at December 31, 2018, also related to cash restricted for the acquisition of Gulf Power Company (see Note 8 - Gulf Power Company). In addition, where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments, which totaled $184 million at December 31, 2018. See Note 4.

Allowance for Doubtful Accounts - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is estimated primarily using a percentage, derived from historical revenue and write-off trends, of the previous four months of revenue. Additional amounts are included in the provision to address specific items that are not considered in the calculation described above. NEER regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of accounts receivable based on the historical bad debt write-off trends for its retail electricity provider operations and, when necessary, using the specific identification method for all other receivables.

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

Storm Fund and Storm Reserve - The storm and property insurance reserve fund (storm fund) provides coverage toward FPL's storm damage costs. Marketable securities held in the storm fund are carried at fair value. See Note 5. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the fund. Fund earnings, as well as any changes in unrealized gains and losses, are not recognized in income and are reflected as a corresponding adjustment to the storm and property insurance reserve (storm reserve). The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes. The storm fund and storm reserve are included in special use funds and noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FPL was impacted by Hurricane Hermine and Hurricane Matthew in 2016. Hurricane Matthew resulted in damage throughout much of FPL's service territory. Damage to FPL property from the hurricane was primarily limited to the transmission and distribution systems. In March 2017, FPL began recovering from its retail customers, through an interim storm surcharge over a 12-month period, eligible storm restoration costs associated with Hurricane Matthew of approximately $201 million ($294 million of recoverable costs less $93 million available in FPL's storm reserve prior to the storm), plus approximately $117 million to replenish the storm reserve to the level authorized in FPL's 2012 rate agreement. As the portion of the Hurricane Matthew surcharge applicable to the replenishment of the storm reserve was billed to customers (which was recorded as operating revenues), the storm reserve was recognized as a regulatory liability and charged to depreciation and amortization expense in NEE's and FPL's consolidated statements of income. In July 2018, the FPSC approved a settlement agreement between FPL and the OPC regarding the recovery of storm costs related to Hurricane Matthew. As part of the settlement agreement, FPL issued a one-time refund to customers in August 2018 totaling approximately $28 million, of which $20 million was for storm costs that were reclassified to property, plant and equipment. Accrued storm restoration costs were approximately $428 million at December 31, 2017 and are included in current other liabilities on NEE's and FPL's consolidated balance sheets. See Rate Regulation - FPL Rates Effective January 2017 through December 2020 for a discussion of Hurricane Irma.

Impairment of Long-Lived Assets - NEE evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. See Note 5 - Nonrecurring Fair Value Measurements.

Goodwill and Other Intangible Assets - NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2018	2017
	(years)	(millions)
Goodwill (by reporting unit):
FPL segment		$304	$11
NEER segment:
Gas infrastructure		487	641
Customer supply		72	72
Generation assets		28	40
Total goodwill		$891	$764
Other intangible assets not subject to amortization, primarily land easements		$135	$138
Other intangible assets subject to amortization:
Customer relationships associated with gas infrastructure	41	$—	$700
Purchased power agreements	21	625	521
Other, primarily transmission and development rights and customer lists	22	34	79
Total		659	1,300
Accumulated amortization		(86)	(151)
Total other intangible assets subject to amortization - net		$573	$1,149

NEE's goodwill relates to various acquisitions which were accounted for using the purchase method of accounting. Other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives. Amortization expense was approximately $19 million, $35 million and $35 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is expected to be approximately $25 million, $26 million, $24 million, $21 million and $21 million for 2019, 2020, 2021, 2022 and 2023, respectively. The reduction in the NEER segment goodwill and other intangible assets subject to amortization in 2018 is largely due to the deconsolidation of NEP (see NextEra Energy Partners, LP above).

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension Plan - NEE records the service cost component of net periodic benefit income to O&M expense and the non-service cost component to other net periodic benefit income in NEE's consolidated statements of income. NEE allocates net periodic pension income to its subsidiaries based on the pensionable earnings of the subsidiaries' employees. Accounting guidance requires recognition of the funded status of the pension plan in the balance sheet, with changes in the funded status recognized in other comprehensive income within shareholders' equity in the year in which the changes occur. Since NEE is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, this accounting guidance is reflected at NEE and not allocated to the subsidiaries. The portion of previously unrecognized actuarial gains and losses and prior service costs or credits that are estimated to be allocable to FPL as net periodic (income) cost in future periods and that otherwise would be recorded in accumulated other comprehensive income (AOCI) are classified as regulatory assets and liabilities at NEE in accordance with regulatory treatment.

Stock-Based Compensation - NEE accounts for stock-based payment transactions based on grant-date fair value. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures of stock-based awards are recognized as they occur. See Note 11 - Stock-Based Compensation.

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

Income Taxes - Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities, and are presented as noncurrent on NEE's and FPL's consolidated balance sheets. In connection with the tax sharing agreement between NEE and certain of its subsidiaries, the income tax provision at each applicable subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at the corporate level. Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in deferred income taxes computed under accounting rules, as compared to regulatory accounting rules. The net regulatory liability totaled $4,074 million ($4,042 million for FPL) and $4,213 million ($4,180 million for FPL) at December 31, 2018 and 2017, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets. NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service. FPL recognizes ITCs as a reduction to income tax expense over the depreciable life of the related energy property. At December 31, 2018 and 2017, FPL’s accumulated deferred ITCs were approximately $326 million and $119 million, respectively, and are included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. NEE and FPL record a deferred income tax benefit created by the convertible ITCs on the difference between the financial statement and tax bases of renewable property. For NEER, this deferred income tax benefit is recorded in income tax expense in the year that the renewable property is placed in service. For FPL, this deferred income tax benefit is offset by a regulatory liability, which is amortized as a reduction of depreciation expense over the approximate lives of the related renewable property in accordance with the regulatory treatment. At December 31, 2018 and 2017, the net deferred income tax benefits associated with FPL's convertible ITCs were approximately $42 million and $44 million, respectively, and are included in noncurrent regulatory assets and noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets.

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that such assets will not be realized. NEE recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL. At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment. All tax positions taken by NEE in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold. NEE and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida, and certain foreign jurisdictions. Federal tax liabilities, with the exception of certain refund claims, are effectively settled for all years prior to 2015. State and foreign tax liabilities, which have varied statutes of limitations regarding additional assessments, are generally effectively settled for years prior to 2009. At December 31, 2018, NEE had unrecognized tax benefits of approximately $61 million that, if disallowed, could impact the annual effective income tax rate. The amounts of unrecognized tax benefits and related interest accruals may change within the next 12 months; however, NEE and FPL do not expect these changes to have a significant impact on NEE’s or FPL’s financial statements. See Note 6.

Sales of Differential Membership Interests - Certain subsidiaries of NEER sold Class B membership interests in entities that have ownership interests in wind and solar facilities, with generating capacity totaling approximately 6,803 MW and 473 MW, respectively, at December 31, 2018, to third-party investors. NEE retains a controlling interest in the entities and therefore presents the Class B

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

member interests as noncontrolling interests. Noncontrolling interests represents the portion of net assets in consolidated entities that are not owned by NEE and are reported as a component of equity in NEE’s consolidated balance sheet. The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to NEE. NEE has the right to call the third-party interests at specified amounts if and when the flip date occurs. NEE has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each wind and solar project but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interest reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the third-party investor, in hypothetical liquidation, would achieve its targeted return, NEE attributes the additional hypothetical proceeds to the Class B membership interests based on the call price. A loss attributable to noncontrolling interest on NEE’s consolidated statements of income represents earnings attributable to NEE. Additionally, net (income) loss attributable to noncontrolling interests in NEE's consolidated statement of income for the year ended December 31, 2018 includes a benefit to NEE of approximately $497 million ($373 million after tax) related to a reduction of differential membership interests as a result of a change in the federal corporate income tax rate effective January 1, 2018.

Prior to 2018, the proceeds received on the sale of Class B membership interest in entities were deferred and recorded as a liability in deferral related to differential membership interests - VIEs on NEE's consolidated balance sheets. The deferred amount was being recognized in benefits associated with differential membership interests - net in NEE's consolidated statements of income as the Class B members received their portion of the economic attributes. On January 1, 2018, upon the adoption of the accounting standards update regarding the accounting for partial sales of nonfinancial assets as discussed in Basis of Presentation above, NEE recorded an increase to retained earnings of approximately $34 million ($56 million pretax) and a reduction to additional paid-in capital of $77 million ($59 million after tax). In addition, the liability reflected as deferral related to differential membership interests - VIEs at December 31, 2017 was reclassified to noncontrolling interests.

Redeemable Noncontrolling Interests - Certain subsidiaries of NEER sold Class B membership interests in entities that have ownership interests in wind facilities to third-party investors. As specified in the respective limited liability company agreements, if, subject to certain contingencies, certain events occur, including, among others, those that would delay construction or cancel any of the underlying projects, an investor has the option to require NEER to return all or part of its investment. As these potential redemptions are outside of NEER’s control, these balances were classified as redeemable noncontrolling interests on NEE's consolidated balance sheet as of December 31, 2018. These contingencies are expected to be resolved in 2019.

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

Leases - During the fourth quarter of 2018, NEE and FPL elected to early adopt an accounting standards update which requires, among other things, that lessees recognize a right-of-use asset and a lease liability for all leases (new lease standard). Certain amounts included in prior years' consolidated financial statements have been retrospectively adjusted for the new lease standard. See Note 14.

Merger-Related - During 2018, 2017 and 2016, NEE and certain of its affiliates incurred costs related to several proposed mergers, including transaction costs, integration costs and the payment of certain termination fees, which are included in merger-related expenses in NEE's consolidated statements of income. See Note 8.

Disposal of a Business/Assets - In December 2018, subsidiaries of NEER completed the sale of its ownership interests in ten wind generation facilities and one solar generation facility located in the Midwest, South and West regions of the U.S. with a total generating capacity of 1,388 MW to a subsidiary of NEP for net cash proceeds of approximately $1.3 billion, after transaction costs and working capital adjustments and NEP's assumption of approximately $941 million in existing noncontrolling interests related to differential membership investors. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $36 million ($32 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2018 and is included in losses (gains) on disposal of a business/assets - net.

In 2017, an indirect wholly owned subsidiary of NEE completed the sale of its membership interests in its fiber-optic telecommunications business for net cash proceeds of approximately $1.1 billion, after repayment of $370 million of related long-term debt. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $1.1 billion ($685 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2017 and is included in losses (gains) on disposal of a business/assets - net.

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

2. Revenue from Contracts with Customers

Effective January 1, 2018, NEE and FPL adopted an accounting standards update that provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures regarding such contracts (new revenue standard). Under the new revenue standard, revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The promised goods or services in the majority of NEE’s contracts with customers under the new revenue standard is, at FPL, for the delivery of electricity based on tariff rates approved by the FPSC and, at NEER, for the delivery of energy commodities and the availability of electric capacity and electric transmission. NEE and FPL adopted the new revenue standard using the modified retrospective approach applying it only to contracts that were not complete at January 1, 2018. On January 1, 2018, NEE recorded a reduction to retained earnings of approximately $25 million representing the cumulative effect of adopting the new revenue standard, which was primarily due to identifying separate performance obligations in certain energy-related contracts at NEER. The cumulative effect of adopting the new revenue standard was not material at FPL. The impact of applying the new revenue standard to NEE’s and FPL's December 31, 2018 financial statements as compared to the prior revenue standard was not material.

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. In 2018, NEE’s and FPL’s revenue from contracts with customers was approximately $15.4 billion and $11.8 billion, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL - FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which is to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At December 31, 2018 and 2017, FPL's unbilled revenues amounted to approximately $432 million and $428 million, respectively, and are included in customer receivables on NEE’s and FPL’s consolidated balance sheets.

NEER - NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2019 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price related primarily to electric capacity sales associated with ISO annual auctions through 2020 and certain power purchase agreements with maturity dates through 2034. At December 31, 2018, NEER expects to record approximately $860 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

Upon the adoption of the new lease standard, certain of NEER’s renewable power sales agreements that were accounted for under the previous lease guidance are now accounted for under the revenue standard. See Note 14.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Employee Retirement Benefits

Employee Pension Plan and Other Benefits Plans - NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. NEE also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees, and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements. The total accrued benefit cost of the SERP and postretirement plans is approximately $226 million ($187 million for FPL) and $241 million ($208 million for FPL) at December 31, 2018 and 2017, respectively.

Pension Plan Assets, Benefit Obligations and Funded Status - The changes in assets, benefit obligations and the funded status of the pension plan are as follows:

	2018	2017
	(millions)
Change in pension plan assets:
Fair value of plan assets at January 1	$4,020	$3,651
Actual return on plan assets	(69)	574
Benefit payments	(160)	(205)
Acquisitions(a)	15	—
Fair value of plan assets at December 31	$3,806	$4,020
Change in pension benefit obligation:
Obligation at January 1	$2,593	$2,474
Service cost	70	66
Interest cost	82	83
Acquisitions(a)	15	—
Special termination benefits(b)	35	38
Plan amendments	—	12
Actuarial losses (gains) - net	(113)	125
Benefit payments	(160)	(205)
Obligation at December 31(c)	$2,522	$2,593
Funded status:
Prepaid pension benefit costs at NEE at December 31	$1,284	$1,427
Prepaid pension benefit costs at FPL at December 31(d)	$1,407	$1,351
_________________________

(a)	Relates to fully funded pension obligations acquired in 2018, see Note 8.

(b)	Reflects enhanced early retirement programs.

(c)	NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, at December 31, 2018 and 2017 was approximately $2,479 million and $2,548 million, respectively.

(d)	Reflects FPL's allocated benefits under NEE's pension plan.

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid pension benefit costs are as follows:

	2018	2017
	(millions)
Unrecognized prior service benefit (net of $2 and $2 tax expense, respectively)	$2	$2
Unrecognized losses (net of $27 and $32 tax benefit, respectively)	(71)	(49)
Total	$(69)	$(47)

NEE's unrecognized amounts included in regulatory assets yet to be recognized as components of net prepaid pension benefit costs are as follows:

	2018	2017
	(millions)
Unrecognized prior service benefit	$(3)	$(4)
Unrecognized losses	376	160
Total	$373	$156

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the assumptions used to determine the benefit obligation for the pension plan. These rates are used in determining net periodic income in the following year.

	2018	2017
Discount rate(a)	4.26%	3.59%
Salary increase	4.40%	4.10%
_________________________

(a)	The method of estimating the interest cost component of net periodic benefit costs uses a full yield curve approach by applying a specific spot rate along the yield curve.

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

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2018(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$1,030	$11	$2	$1,043
Equity commingled vehicles(c)	—	638	—	638
U.S. Government and municipal bonds	84	11	—	95
Corporate debt securities(d)	—	252	—	252
Asset-backed securities	—	253	—	253
Debt security commingled vehicles	—	133	—	133
Convertible securities(e)	17	303	—	320
Total investments in the fair value hierarchy	$1,131	$1,601	$2	2,734
Total investments measured at net asset value(f)				1,072
Total fair value of plan assets				$3,806
_____________________

(a)	See Note 5 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $459 million.

(c)	Includes foreign investments of $193 million.

(d)	Includes foreign investments of $77 million.

(e)	Includes foreign investments of $30 million.

(f)	Includes foreign investments of $214 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$1,077	$16	$2	$1,095
Equity commingled vehicles(c)	—	853	—	853
U.S. Government and municipal bonds	118	13	—	131
Corporate debt securities(d)	3	238	10	251
Asset-backed securities	—	170	—	170
Debt security commingled vehicles(e)	—	155	—	155
Convertible securities(f)	19	307	—	326
Total investments in the fair value hierarchy	$1,217	$1,752	$12	2,981
Total investments measured at net asset value(g)				1,039
Total fair value of plan assets				$4,020
______________________

(a)	See Note 5 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $480 million.

(c)	Includes foreign investments of $287 million.

(d)	Includes foreign investments of $73 million.

(e)	Includes foreign investments of $2 million.

(f)	Includes foreign investments of $35 million.

(g)	Includes foreign investments of $233 million

Expected Cash Flows - The following table provides information about benefit payments expected to be paid by the pension plan for each of the following calendar years (in millions):

2019	$226
2020	$160
2021	$167
2022	$167
2023	$172
2024 - 2028	$877

Net Periodic (Income) Cost - The components of net periodic (income) cost for the plans are as follows:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
		(millions)
Service cost	$70	$66	$62	$1	$1	$2
Interest cost	82	83	105	7	8	13
Expected return on plan assets	(276)	(270)	(260)	—	—	(1)
Amortization of prior service cost (benefit)	(1)	(1)	1	(15)	(10)	(2)
Special termination benefits	35	38	—	—	—	—
Postretirement benefits settlement	—	—	—	—	1	—
Net periodic (income) cost at NEE	$(90)	$(84)	$(92)	$(7)	$—	$12
Net periodic (income) cost allocated to FPL	$(57)	$(51)	$(58)	$(6)	$—	$9

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income - The components of net periodic income (cost) recognized in OCI for the pension plan are as follows:

	2018	2017	2016
	(millions)
Prior service benefit (net of $3 tax expense)	$—	$—	$4
Net gains (losses) (net of $4 tax benefit, $23 tax expense and $16 tax benefit, respectively)	(13)	37	(26)
Total	$(13)	$37	$(22)

Regulatory Assets (Liabilities) - The components of net periodic (income) cost recognized during the year in regulatory assets (liabilities) for the pension plan are as follows:

	2018	2017
	(millions)
Unrecognized losses (gains)	$216	$(120)
Amortization of prior service cost	1	1
Total	$217	$(119)

The assumptions used to determine net periodic income for the pension plan are as follows:

	2018	2017	2016
Discount rate	3.59%	4.09%	4.35%
Salary increase	4.10%	4.10%	4.10%
Expected long-term rate of return, net of investment management fees(a)	7.35%	7.35%	7.35%
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

Employee Contribution Plan - NEE offers an employee retirement savings plan which allows eligible participants to contribute a percentage of qualified compensation through payroll deductions. NEE makes matching contributions to participants' accounts. Defined contribution expense pursuant to this plan was approximately $54 million, $53 million and $52 million for NEE ($34 million, $33 million and $32 million for FPL) for the years ended December 31, 2018, 2017 and 2016, respectively.

Amendments to Presentation of Retirement Benefits - Effective January 1, 2018, NEE adopted an accounting standards update that requires certain changes in classification of components of net periodic pension and postretirement benefit costs within the income statement and allows only the service cost component to be eligible for capitalization. NEE adopted the standards update using the retrospective approach for presentation of the components of net periodic pension and postretirement benefit costs and the prospective approach for capitalization of service cost. Upon adoption, NEE, among other things, reclassified the non-service cost components noted in the net periodic (income) cost table above from O&M expense to other net periodic benefit income in NEE's consolidated statements of income. The adoption of this standards update did not have an impact on net income attributable to NEE and did not have any impact on FPL as NEE is the plan sponsor.

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

For interest rate and foreign currency derivative instruments, essentially all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's consolidated statements of income. In addition, for the years ended December 31, 2018, 2017 and 2016 NEE reclassified approximately $3 million ($2 million after tax), $2 million ($1 million after tax) and $18 million ($11 million after tax), respectively, from AOCI to interest expense primarily because it became probable that related future transactions being hedged would not occur. At December 31, 2018, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $20 million of net losses included in AOCI at December 31, 2018 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at December 31, 2018 and December 31, 2017, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 5 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the consolidated balance sheets.

	December 31, 2018
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$4,651	$3,305	$1,840	$683
Interest rate contracts	56	472	49	465
Foreign currency contracts	17	30	30	43
Total fair values	$4,724	$3,807	$1,919	$1,191

FPL:
Commodity contracts	$2	$43	$—	$41

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$564
Noncurrent derivative assets(b)			1,355
Current derivative liabilities				$675
Noncurrent derivative liabilities				516
Total derivatives			$1,919	$1,191

Net fair value by FPL balance sheet line item:
Current other liabilities				$32
Noncurrent other liabilities				9
Total derivatives			$—	$41
______________________

(a)	Reflects the netting of approximately $124 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $65 million in margin cash collateral received from counterparties.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$3,962	$2,792	$1,737	$567
Interest rate contracts	50	275	55	280
Foreign currency contracts	—	40	12	52
Total fair values	$4,012	$3,107	$1,804	$899

FPL:
Commodity contracts	$3	$3	$2	$2

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$489
Noncurrent derivative assets			1,315
Current derivative liabilities				$364
Noncurrent derivative liabilities(b)				535
Total derivatives			$1,804	$899

Net fair value by FPL balance sheet line item:
Current other assets			$2
Current other liabilities				$2
Total derivatives			$2	$2
______________________

(a)	Reflects the netting of approximately $39 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $39 million in margin cash collateral paid to counterparties.

At December 31, 2018 and 2017, NEE had approximately $16 million and $10 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's consolidated balance sheets. Additionally, at December 31, 2018 and 2017, NEE had approximately $157 million and $40 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's consolidated statements of income as follows:

	Years Ended December 31,
	2018	2017	2016
	(millions)
Commodity contracts:(a)
Operating revenues	$377	$454	$459
Fuel, purchased power and interchange	(2)	—	(1)
Foreign currency contracts - interest expense	19	55	14
Foreign currency contracts - other - net	—	(4)	(1)
Interest rate contracts - interest expense	(280)	(223)	181
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(30)	(48)	(90)
Foreign currency contracts	(4)	(81)	(11)
Total	$80	$153	$551
______________________

(a)
For the years ended December 31, 2018, 2017 and 2016, FPL recorded gains (losses) of approximately $(31) million, $(169) million and $203 million, respectively, related to commodity contracts as regulatory liabilities (assets) on its consolidated balance sheets.

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

	December 31, 2018				December 31, 2017
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(100)	MWh(a)	1		(109)	MWh(a)	—
Natural gas	(491)	MMBtu(b)	231	MMBtu(b)	(74)	MMBtu(b)	142	MMBtu(b)
Oil	(30)	barrels	—		(15)	barrels	—
______________________

(a)	Megawatt-hours

(b)	One million British thermal units

At December 31, 2018 and 2017, NEE had interest rate contracts with notional amounts totaling approximately $18.2 billion and $12.1 billion, respectively, and foreign currency contracts with notional amounts totaling approximately $656 million and $718 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At December 31, 2018 and 2017, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.8 billion ($34 million for FPL) and $1.1 billion ($3 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $270 million (none at FPL) and $145 million (none at FPL) at December 31, 2018 and 2017, respectively. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.5 billion ($45 million at FPL) and $1.2 billion ($45 million at FPL) at December 31, 2018 and 2017, respectively. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $610 million ($145 million at FPL) and $210 million ($95 million at FPL) at December 31, 2018 and 2017, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At December 31, 2018 and 2017, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $2 million (none at FPL), respectively, in cash and $88 million (none at FPL) and $20 million (none at FPL), respectively, in the form of letters of credit each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2018
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(b)
NEE - equity securities	$486	$—		$—		$486
FPL - equity securities	$206	$—		$—		$206
Special use funds:(c)
NEE:
Equity securities	$1,445	$1,601	(d)	$—		$3,046
U.S. Government and municipal bonds	$449	$155		$—		$604
Corporate debt securities	$—	$728		$—		$728
Mortgage-backed securities	$—	$478		$—		$478
Other debt securities	$—	$145		$1		$146
FPL:
Equity securities	$398	$1,452	(d)	$—		$1,850
U.S. Government and municipal bonds	$350	$120		$—		$470
Corporate debt securities	$—	$544		$—		$544
Mortgage-backed securities	$—	$367		$—		$367
Other debt securities	$—	$131		$1		$132
Other investments:(e)
NEE:
Equity securities	$13	$11		$—		$24
Debt securities	$36	$90		$—		$126
Derivatives:
NEE:
Commodity contracts	$1,379	$1,923		$1,349	$(2,811)	$1,840	(f)
Interest rate contracts	$—	$56		$—	$(7)	$49	(f)
Foreign currency contracts	$—	$17		$—	$13	$30	(f)
FPL - commodity contracts	$—	$2		$—	$(2)	$—	(f)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,329	$1,410		$566	$(2,622)	$683	(f)
Interest rate contracts	$—	$336		$136	$(7)	$465	(f)
Foreign currency contracts	$—	$30		$—	$13	$43	(f)
FPL - commodity contracts	$—	$7		$36	$(2)	$41	(f)
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

(b)	Includes restricted cash equivalents of approximately $85 million ($81 million for FPL) in current other assets on the consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	Included in noncurrent other assets in the consolidated balance sheets.

(f)	See Note 4 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2017
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(b)
NEE - equity securities	$1,294	$—		$—		$1,294
FPL - equity securities	$144	$—		$—		$144
Special use funds:(c)
NEE:
Equity securities	$1,595	$1,719	(d)	$—		$3,314
U.S. Government and municipal bonds	$478	$139		$—		$617
Corporate debt securities	$1	$764		$—		$765
Mortgage-backed securities	$—	$435		$—		$435
Other debt securities	$—	$129		$—		$129
FPL:
Equity securities	$473	$1,562	(d)	$—		$2,035
U.S. Government and municipal bonds	$362	$112		$—		$474
Corporate debt securities	$—	$539		$—		$539
Mortgage-backed securities	$—	$333		$—		$333
Other debt securities	$—	$116		$—		$116
Other investments:(e)
NEE:
Equity securities	$2	$10		$—		$12
Debt securities	$34	$103		$—		$137
Derivatives:
NEE:
Commodity contracts	$1,303	$1,301		$1,358	$(2,225)	$1,737	(f)
Interest rate contracts	$—	$50		$—	$5	$55	(f)
Foreign currency contracts	$—	$—		$—	$12	$12	(f)
FPL - commodity contracts	$—	$1		$2	$(1)	$2	(f)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,217	$915		$660	$(2,225)	$567	(f)
Interest rate contracts	$—	$143		$132	$5	$280	(f)
Foreign currency contracts	$—	$40		$—	$12	$52	(f)
FPL - commodity contracts	$—	$1		$2	$(1)	$2	(f)
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

(b)	Includes restricted cash equivalents of approximately $159 million ($128 million for FPL) in current other assets on the consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	Included in noncurrent other assets in the consolidated balance sheets.

(f)	See Note 4 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at December 31, 2018 are as follows:

Transaction Type	Fair Value at December 31, 2018		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$804	$201	Discounted cash flow	Forward price (per MWh)	$(30)	—	$180
Forward contracts - gas	81	49	Discounted cash flow	Forward price (per MMBtu)	$1	—	$8
Forward contracts - other commodity related	2	1	Discounted cash flow	Forward price (various)	$1	—	$63
Options - power	44	8	Option models	Implied correlations	1%	—	100%
				Implied volatilities	8%	—	430%
Options - primarily gas	148	152	Option models	Implied correlations	1%	—	100%
				Implied volatilities	1%	—	283%
Full requirements and unit contingent contracts	270	155	Discounted cash flow	Forward price (per MWh)	$(87)	—	$801
				Customer migration rate(a)	—%	—	20%
Total	$1,349	$566
______________________

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————

(a)	Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate contract net liabilities related to the solar projects in Spain of approximately $136 million at December 31, 2018 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2018		2017		2016
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$566	$—	$578	$1	$538	$—
Realized and unrealized gains (losses):
Included in earnings(a)	35	(1)	376	—	333	—
Included in other comprehensive income (loss)(b)	7	—	(18)	—	8	—
Included in regulatory assets and liabilities	(18)	(18)	—	—	1	1
Purchases	152	(16)	126	—	261	—
Settlements	28	(2)	(317)	(1)	(390)	—
Issuances	(115)	—	(197)	—	(195)	—
Impact of adoption of new revenue standard(c)	(30)	—	—	—	—	—
Transfers in(d)	—	—	17	—	19	—
Transfers out(d)	22	1	1	—	3	—
Fair value of net derivatives based on significant unobservable inputs at December 31	$647	$(36)	$566	$—	$578	$1
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(e)	$100	$(1)	$277	$—	$219	$—
______________________

(a)
For the years ended December 31, 2018, 2017 and 2016, $48 million, $379 million and $397 million of realized and unrealized gains are included in the consolidated statements of income in operating revenues and the balance is included in interest expense.

(b)	Included in net unrealized gains (losses) on foreign currency translation in the consolidated statements of comprehensive income.

(c)	See Note 2.

(d)
Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data and, in 2016, a favorable change to a credit valuation adjustment. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(e)
For the years ended December 31, 2018, 2017 and 2016, $112 million, $281 million and $283 million of unrealized gains are included in the consolidated statements of income in operating revenues and the balance is included in interest expense.

Contingent Consideration - NEE recorded a liability related to a contingent holdback as part of a 2015 acquisition of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas. Contingent consideration is required to be reported at fair value at each reporting date. NEE determined this fair value based on management's probability assessment. The significant inputs and assumptions used in the fair value measurement included the estimated probability of executing contracts related to financial performance and capital expenditure thresholds as well as the appropriate discount rate. In 2016, NEE recorded fair value adjustments to eliminate the entire contingent holdback as the contracts contemplated in the acquisition were not executed by December 31, 2016. The fair value adjustments are included in revaluation of contingent consideration in NEE's consolidated statements of income.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A wholly owned subsidiary of NEER has a power purchase agreement (PPA) with Duane Arnold's primary customer for the energy and capacity related to NEER's 70% ownership share of Duane Arnold that was set to expire on December 31, 2025. NEER had previously expected Duane Arnold would operate at least until the end of its NRC operating license in February 2034. In early December 2017, NEER concluded that it was unlikely that Duane Arnold's primary customer would extend the current PPA after it was set to expire in 2025. Without the long-term cash flow certainty of a PPA for Duane Arnold's energy and capacity, NEER would likely close Duane Arnold on or about December 31, 2025, the end of the term of the PPA. As a result of the change in Duane Arnold's useful life, NEER updated depreciation and ARO estimates to reflect the December 31, 2025 closure. A recoverability analysis performed by NEER determined that the undiscounted cash flows of Duane Arnold were less than its carrying amount and, accordingly, NEER performed a fair value analysis to determine the amount of the impairment. Based on the fair value analysis, long-lived assets (primarily property, plant and equipment) with a carrying amount of approximately $502 million were written down to their fair value of $82 million, resulting in an impairment of $420 million ($258 million after tax), which is included in impairment charges in NEE's consolidated statements of income for the year ended December 31, 2017. The estimate of fair value was based on a combination of the income and market value approaches. The income approach utilized a discounted cash flow valuation technique considering contracted revenue rates (Level 2), annual generation forecasts, annual projected capital and maintenance expenditures and a discount rate (all of which are Level 3). The market value approach utilized a transaction involving a comparable nuclear power plant sale in March 2017 and adjusted for certain entity specific assumptions (Level 3). In January 2019, an amendment to the PPA with Duane Arnold's primary customer became effective which shortened the term of the PPA by five years and results in the PPA expiring on December 31, 2020. Operations of Duane Arnold are expected to cease in late 2020, subject to approval by the Midcontinent Independent System Operator.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2018			December 31, 2017
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$884	$883		$743	$744
Other investments - primarily notes receivable(b)	$54	$54		$500	$680
Long-term debt, including current portion	$29,498	$30,043	(c)	$33,134	$35,447	(c)
FPL:
Special use funds(a)	$693	$692		$593	$593
Long-term debt, including current portion	$11,783	$12,613	(c)	$11,702	$13,285	(c)
______________________

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).

(b)
Included in noncurrent other assets in the consolidated balance sheets. At December 31, 2017, primarily a note receivable (Level 3) classified as held for sale and under contract, along with debt secured by this note receivable (see Note 9 - NEER).

(c)	At December 31, 2018 and 2017, substantially all is Level 2 for NEE and all is Level 2 for FPL.

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $5,818 million and $6,003 million at December 31, 2018 and 2017, respectively, ($3,987 million and $4,090 million, respectively, for FPL) and FPL's storm fund assets of $68 million at December 31, 2018. The investments held in the special use funds consist of equity and debt securities which are primarily carried at estimated fair value. In connection with the adoption of a new accounting standards update as discussed below, available for sale securities include only debt securities in 2018 and debt and equity securities in 2017. The amortized cost of debt securities is approximately $1,994 million and $1,921 million at December 31, 2018 and 2017, respectively ($1,542 million and $1,443 million, respectively, for FPL). The cost basis of equity securities was approximately $1,521 million at December 31, 2017 ($783 million for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory asset or liability accounts. For NEE's non-rate regulated operations, changes in fair value of debt securities result in a corresponding adjustment to OCI, except for unrealized losses considered to be other than temporary, including any credit losses, which are recognized in other - net in NEE's consolidated statements of income. For NEE's non-rate regulated operations, changes in fair value of equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's consolidated statements of income. The unrealized gains (losses) recognized during the year ended December 31, 2018 on equity securities held at December 31, 2018 were $(259) million ($(131) million for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2018 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at December 31, 2018 of approximately one year. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2018	2017	2016	2018	2017	2016
	(millions)
Realized gains	$51	$178	$116	$31	$75	$53
Realized losses	$75	$83	$76	$49	$50	$44
Proceeds from sale or maturity of securities	$2,551	$2,817	$3,400	$2,100	$1,902	$2,442

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	December 31,		December 31,
	2018	2017	2018	2017
		(millions)
Unrealized gains	$14	$37	$11	$28
Unrealized losses(a)	$52	$12	$41	$9
Fair value	$1,273	$918	$961	$670
______________________

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at December 31, 2018 and 2017 were not material to NEE or FPL.

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

Financial Instruments Accounting Standards Update - Effective January 1, 2018, NEE and FPL adopted an accounting standards update which modifies guidance for financial instruments and makes certain changes to presentation and disclosure requirements. The standards update requires that equity investments (except investments accounted for under the equity method and investments that are consolidated) be measured at fair value with changes in fair value recognized in net income. This standards update primarily impacts the equity securities in NEER's special use funds and is expected to result in increased earnings volatility in future periods based on market conditions. NEE and FPL adopted this standards update using the modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings on January 1, 2018. Upon adoption, NEE reclassified net unrealized after-tax gains of approximately $312 million from accumulated other comprehensive income (loss) to retained earnings. The implementation of this standards update had no impact on FPL as changes in the fair value of equity securities in FPL's special use funds are deferred as regulatory assets or liabilities pursuant to accounting guidance for regulated operations.

6. Income Taxes

On December 22, 2017, tax reform legislation was signed into law which, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, NEE, including FPL, performed an analysis to preliminarily revalue its deferred income taxes and included an estimate of changes in the balances in NEE's and FPL's December 31, 2017 financial statements. At December 31, 2017, the revaluation reduced NEE’s net deferred income tax liabilities by approximately $6.5 billion, of which $4.5 billion related to net deferred income tax liabilities at FPL and the remaining $2 billion related to net deferred income tax liabilities at NEER. The $2 billion reduction in NEER’s deferred income tax liabilities increased NEER’s 2017 net income. The $4.5 billion reduction in FPL’s deferred income tax liabilities was recorded as a regulatory liability. At December 31, 2018, NEE and FPL have completed the accounting for all of the enactment-date income tax effects of tax reform resulting in no material adjustments in 2018 to the initial provisional amounts recorded. The U.S. Department of Treasury has also released proposed regulations related to the business interest expense limitations and foreign tax credits associated with tax reform. These proposed regulations are not final and are subject to change in the regulatory review process. Effective January 1, 2018, NEE early adopted an accounting standards update that provided entities the option to reclassify certain effects of tax reform from AOCI to retained earnings. Upon adoption, NEE reclassified approximately $16 million of tax benefits from AOCI to retained earnings.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2018	2017(a)	2016(a)	2018	2017	2016
	(millions)
Federal:
Current	$30	$100	$72	$251	$168	$72
Deferred	1,153	(1,047)	1,071	134	776	830
Total federal	1,183	(947)	1,143	385	944	902
State:
Current	63	88	76	91	29	57
Deferred	330	199	160	63	133	92
Total state	393	287	236	154	162	149
Total income tax expense (benefit)	$1,576	$(660)	$1,379	$539	$1,106	$1,051
_________________________

(a)	Prior period amounts have been retrospectively adjusted as discussed in Note 14.

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2018	2017(a)	2016(a)	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%	21.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	4.2	2.9	3.5	4.5	3.5	3.5
Tax reform impact on differential membership interests	1.4	—	—	—	—	—
Tax reform rate change	—	(41.3)	—	—	(0.5)	—
PTCs and ITCs - NEER	(3.0)	(8.4)	(3.9)	—	—	—
Amortization of deferred regulatory credit	(1.8)	—	—	(5.0)	(0.1)	(0.1)
Convertible ITCs - NEER	—	0.6	(1.7)	—	—	—
Adjustments associated with Canadian assets	—	—	(0.7)	—	—	—
Other - net	(0.4)	(3.0)	(0.7)	(0.6)	(0.9)	(0.6)
Effective income tax rate	21.4%	(14.2)%	31.5%	19.9%	37.0%	37.8%
_________________________

(a)	Prior period amounts have been retrospectively adjusted as discussed in Note 14.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2018	2017(a)	2018	2017
	(millions)
Deferred tax liabilities:
Property-related	$9,315	$9,030	$6,113	$6,045
Pension	374	364	357	342
Investments in partnerships and joint ventures	1,925	442	—	—
Other	1,505	1,370	791	584
Total deferred tax liabilities	13,119	11,206	7,261	6,971
Deferred tax assets and valuation allowance:
Decommissioning reserves	313	306	278	271
Net operating loss carryforwards	350	482	3	3
Tax credit carryforwards	3,259	3,126	—	—
ARO and accrued asset removal costs	310	210	237	146
Regulatory liabilities	1,277	1,267	1,283	1,273
Other	751	720	295	273
Valuation allowance(b)	(273)	(252)	—	—
Net deferred tax assets	5,987	5,859	2,096	1,966
Net deferred income taxes	$7,132	$5,347	$5,165	$5,005
______________________

(a)	Prior period amounts have been retrospectively adjusted as discussed in Note 14.

(b)	Reflects a valuation allowance related to the solar projects in Spain, deferred state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2018	2017(a)	2018	2017
		(millions)
Noncurrent other assets	$235	$417	$—	$—
Deferred income taxes - noncurrent liabilities	(7,367)	(5,764)	(5,165)	(5,005)
Net deferred income taxes	$(7,132)	$(5,347)	$(5,165)	$(5,005)
_________________________

(a)	Prior period amounts have been retrospectively adjusted as discussed in Note 14.

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2018 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
State	269		2019-2038
Foreign	81	(a)	2019-2038
Net operating loss carryforwards	$350
Tax credit carryforwards:
Federal	$2,915		2028-2038
State	344	(b)	2019-2044
Tax credit carryforwards	$3,259
______________________

(a)	Includes $60 million of net operating loss carryforwards with an indefinite expiration period.

(b)	Includes $188 million of ITC carryforwards with an indefinite expiration period.

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

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2018
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$2,227	$912	$51
Scherer Unit No. 4	76%	$1,222	$445	$21
NEER:
Duane Arnold	70%	$70	$9	$13
Seabrook	88.23%	$1,205	$337	$85
Wyman Station Unit No. 4	87.49%	$28	$6	$—
Stanton	65%	$135	$—	$—
Corporate and Other:
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$81	$13	$11
______________________

(a)	Excludes nuclear fuel.

8. Acquisitions

Gulf Power Company - On January 1, 2019, NEE acquired the outstanding common shares of Gulf Power Company (Gulf Power), a rate-regulated electric utility under the jurisdiction of the FPSC. Gulf Power serves more than 460,000 customers in eight counties throughout northwest Florida and has approximately 9,400 miles of transmission and distribution lines and 2,300 MW of electric generating capacity. The aggregate purchase price included approximately $4.47 billion in cash consideration, excluding post-closing working capital adjustments, and the assumption of approximately $1.3 billion of Gulf Power debt. The cash purchase price was funded through $4.5 billion of borrowings by NEECH in December 2018 under certain short-term bi-lateral term loan agreements which mature in June 2019; the proceeds of which borrowings were restricted and included in noncurrent other assets on NEE's consolidated balance sheet at December 31, 2018. NEE incurred approximately $26 million in acquisition-related costs during the year ended December 31, 2018, which are reflected in merger-related expenses in NEE's consolidated statements of income. NEE is in the process of evaluating the purchase accounting considerations, including the initial purchase price allocation.

Other - In July 2018, NEE acquired the outstanding common shares of the entity that owns Florida City Gas (FCG), which serves approximately 110,000 residential and commercial natural gas customers in Florida's Miami-Dade, Brevard, St. Lucie and Indian River counties with 3,700 miles of natural gas pipeline, for approximately $530 million in cash subject to certain adjustments. Upon closing, NEE transferred FCG to FPL.
In December 2018, NEE acquired a 100% interest in an entity that indirectly owns Oleander Power Project, an approximately 791 MW natural gas-fired, simple-cycle combustion turbine electric generation facility located near Cocoa, Florida, and a 100% interest in an entity that owns a 65% interest in Stanton Energy Center Unit A, an approximately 660 MW combined-cycle electric generation facility located near Orlando, Florida for approximately $200 million in cash, subject to certain adjustments.
Trans Bay Cable, LLC - In November 2018, a wholly owned subsidiary of NextEra Energy Transmission, LLC (NEET) entered into an agreement to acquire the outstanding membership interests of Trans Bay Cable, LLC (Trans Bay) for approximately $1.05 billion, including the assumption of debt, pending, among other things, approval of the California Public Utilities Commission and the FERC. Trans Bay owns and operates a 53-mile, high-voltage direct current underwater transmission cable system in California extending from Pittsburg to San Francisco, with utility rates set by the FERC and revenues paid by the California Independent System Operator. The acquisition is expected to close in late 2019. NEECH guarantees the payment obligation under the agreement.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Variable Interest Entities (VIEs)

At December 31, 2018, NEE had 31 VIEs which it consolidated and had interests in certain other VIEs which it did not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $77 million and $148 million at December 31, 2018 and 2017, respectively, and consisted primarily of storm-recovery property, which are included in both current and noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets. The liabilities of the VIE were approximately $76 million and $147 million at December 31, 2018 and 2017, respectively, and consisted primarily of storm-recovery bonds, which are included in current portion of long-term debt and long-term debt on NEE's and FPL's consolidated balance sheets.

NEER - NEE consolidates 30 NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and has the obligation to absorb expected losses of these VIEs.

Prior to January 1, 2018, a subsidiary of NEER was the primary beneficiary of, and therefore consolidated, NEP, which consolidated NEP OpCo because of NEP’s controlling interest as the general partner of NEP OpCo. At December 31, 2017, NEE owned a controlling non-economic general partner interest in NEP and a limited partner interest in NEP OpCo, and presented limited partner interests in NEP and NEP OpCo as a noncontrolling interest in NEE's consolidated financial statements. At December 31, 2017, NEE owned common units of NEP OpCo representing a noncontrolling interest in NEP’s operating projects of approximately 65.1%. The assets and liabilities of NEP were approximately $8.4 billion and $6.2 billion, respectively, at December 31, 2017, and primarily consisted of property, plant and equipment and long-term debt. During the third quarter of 2017, changes to NEP's governance structure were made that, among other things, enhanced NEP unitholder governance rights. The new governance structure established a NEP board of directors, which elected board members commenced service in January 2018. As a result of these governance changes, NEP is no longer a VIE and NEP was deconsolidated from NEE in January 2018 (see Note 1 - NextEra Energy Partners, LP) resulting in NEE no longer indirectly consolidating NEP OpCo. NEP OpCo continues to be a VIE and NEE records its noncontrolling interest in NEP OpCo as an equity method investment (See Other below).

Three NEER VIEs consolidate four entities, two of which VIEs were acquired during 2018 (see Note 8 - Other), which own and operate natural gas/oil electric generation facilities with the capability of producing 1,560 MW. These entities sell their electric output under power sales contracts to third parties, with expiration dates ranging from 2020 through 2031. The power sales contracts provide the offtakers the ability to dispatch the facilities and require the offtakers to absorb the cost of fuel. The assets and liabilities of the VIEs were approximately $257 million and $21 million, respectively, at December 31, 2018, and consisted primarily of property, plant and equipment. One of the three was a VIE at December 31, 2017; the assets and liabilities of that VIE totaled approximately $89 million and $29 million, respectively, and consisted primarily of property, plant and equipment and long-term debt.

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own and operate solar photovoltaic (PV) facilities with the capability of producing a total of approximately 277 MW. Each of the two indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These three entities sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The three entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs were approximately $529 million and $557 million, respectively, at December 31, 2018 and $548 million and $594 million, respectively, at December 31, 2017, and consisted primarily of property, plant and equipment and long-term debt.

In February 2018, NEER sold a special purpose entity for net cash proceeds of approximately $71 million. In connection with the sale and related consolidating state income tax effects, a gain of approximately $50 million (approximately $37 million after tax) was recorded in gains on disposal of investments and other property - net in NEE's consolidated statements of income during the year ended December 31, 2018. Prior to the sale, the special purpose entity had insufficient equity at risk and was considered a VIE. The entity provided a loan in the form of a note receivable (see Note 5 - Fair Value of Financial Instruments Recorded at Other

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

than Fair Value) to an unrelated third party, and also issued senior secured bonds which were collateralized by the note receivable. The assets and liabilities of the VIE were approximately $490 million and $502 million, respectively at December 31, 2017, and consisted primarily of the note receivable (included in noncurrent other assets and classified as held for sale) and long-term debt.

The other 25 NEER VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 6,803 MW and 473 MW, respectively, and own a wind electric generation facility that, upon completion of construction, which is anticipated in the first quarter of 2019, is expected to have a total generating capacity of 278 MW. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2019 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. Certain entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $10.2 billion and $1.4 billion, respectively, at December 31, 2018. There were 31 consolidated VIEs at December 31, 2017 which included 12 NEP-owned projects prior to the NEP deconsolidation; the assets and liabilities of those VIEs totaled approximately $13.1 billion and $6.9 billion, respectively. At December 31, 2018 and 2017, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and long-term debt, and also deferral related to differential membership interests at December 31, 2017.

Other - At December 31, 2018 and 2017, several NEE subsidiaries had investments totaling approximately $2,668 million ($2,203 million at FPL) and $2,634 million ($2,195 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. Beginning in January 2018, as a result of the deconsolidation of NEP, NEE records its noncontrolling interest in NEP OpCo as an equity method investment. NEE’s investment in these entities totaled approximately $4,680 million and $248 million at December 31, 2018 and 2017, respectively. Subsidiaries of NEE had committed to invest an additional approximately $55 million and $75 million in three of the entities at December 31, 2018 and 2017, respectively.

10. Investments in Partnerships and Joint Ventures

Certain subsidiaries of NEE, primarily NEER, have noncontrolling non-majority owned interests in various partnerships and joint ventures, essentially all of which own or are in the process of developing natural gas pipelines or own electric generation facilities. At December 31, 2018 and 2017, NEE's investments in partnerships and joint ventures totaled approximately $6,748 million and $2,321 million, respectively, which are included in investment in equity method investees on NEE's consolidated balance sheets. NEER's interest in these partnerships and joint ventures primarily range from approximately 31% to 64%. At December 31, 2018 and 2017, the principal entities included in NEER's investments in partnerships and joint ventures were Sabal Trail Transmission, LLC (Sabal Trail) and Mountain Valley Pipeline, LLC, and in 2018 also included NEP OpCo, and in 2017 also included Northeast Energy, LP and Cedar Point II Wind, LP.

Summarized combined information for these principal entities is as follows:

	2018	2017
	(millions)
Net income	$632	$358
Total assets	$16,334	$6,001
Total liabilities	$5,990	$1,217
Partners'/members' equity(a)	$10,344	$4,784

NEER's share of underlying equity in the principal entities	$2,958	$2,024
Difference between investment carrying amount and underlying equity in net assets(b)	3,193	105
NEER's investment carrying amount for the principal entities	$6,151	$2,129
______________________

(a)	2018 amount reflects NEER's interest, as well as third-party interests, in NEP OpCo.

(b)
Primarily associated with NEP OpCo; approximately 70% of the difference between the investment carrying amount and the underlying equity in net assets relates to goodwill and is not being amortized; the remaining balance is being amortized primarily over a period of 22 to 31 years.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEER provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NEER is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At December 31, 2018, the cash sweep amount (due to NEP and its subsidiaries) held in accounts belonging to NEER or its subsidiaries was approximately $66 million and is included in accounts payable. Fee income totaling approximately $94 million related to the CSCS agreement and the service agreements is included in operating revenues in NEE's consolidated statements of income for the year ended December 31, 2018. Amounts due from NEP of approximately $45 million are included in other receivables and $34 million are included in noncurrent other assets at December 31, 2018. Under the CSCS agreement, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $775 million at December 31, 2018 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2019 to 2050 and included certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s consolidated balance sheet at fair value. As a result of deconsolidation, approximately $33 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's consolidated balance sheet at December 31, 2018.

11. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Years Ended December 31,
	2018	2017	2016
	(millions, except per share amounts)
Numerator:(a)
Net income attributable to NEE - basic	$6,638	$5,380	$2,906
Adjustment for the impact of dilutive securities at NEP(b)	(19)	—	—
Net income attributable to NEE - assuming dilution	$6,619	$5,380	$2,906

Denominator:
Weighted-average number of common shares outstanding - basic	473.2	468.8	463.1
Equity units, stock options, performance share awards, forward sale agreements and restricted stock(c)	3.8	3.7	2.7
Weighted-average number of common shares outstanding - assuming dilution	477.0	472.5	465.8
Earnings per share attributable to NEE:(a)
Basic	$14.03	$11.48	$6.27
Assuming dilution	$13.88	$11.39	$6.24
______________________
(a) Prior period amounts have been retrospectively adjusted as discussed in Note 14.
(b) Related to NEP Series A convertible preferred units and NEP's senior unsecured convertible notes (see below).
(c) Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to stock options, performance share awards, equity units and/or forward sale agreements, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 0.1 million, 3.1 million and 7.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Potentially Dilutive Securities at NEP - In November 2017, NEP issued approximately $550 million of Series A convertible preferred units representing limited partner interests in NEP (NEP preferred units). Holders of NEP preferred units may elect to convert all or any portion of their NEP preferred units into common units of NEP at any time after June 20, 2019 subject to certain conditions. NEP may elect to convert all or any portion of its NEP preferred units into NEP common units through November 2020 if certain conditions are met and subject to certain maximum conversion amounts. In addition, NEP has senior unsecured convertible notes outstanding of approximately $300 million at December 31, 2018. Holders of these notes may convert all or any portion of the notes into NEP common units. The NEP preferred units and NEP senior unsecured convertible notes are potentially dilutive securities to NEE.

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

Stock-Based Compensation - Net income for the years ended December 31, 2018, 2017 and 2016 includes approximately $82 million, $76 million and $77 million, respectively, of compensation costs and $21 million, $29 million and $30 million, respectively, of income tax benefits related to stock-based compensation arrangements. Compensation cost capitalized for the years ended December 31, 2018, 2017 and 2016 was not material. At December 31, 2018, there were approximately $98 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 1.8 years.

At December 31, 2018, approximately 15 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) Amended and Restated 2011 Long Term Incentive Plan, (b) 2017 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans. NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market. NEE satisfies stock option exercises by issuing new shares of its common stock. NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

Restricted Stock and Performance Share Awards - Restricted stock typically vests within three years after the date of grant and is subject to, among other things, restrictions on transferability prior to vesting. The fair value of restricted stock is measured based upon the closing market price of NEE common stock as of the date of grant. Performance share awards are typically payable at the end of a three-year performance period if the specified performance criteria are met. The fair value for the majority of performance share awards is estimated based upon the closing market price of NEE common stock as of the date of grant less the present value of expected dividends, multiplied by an estimated performance multiple which is subsequently trued up based on actual performance.

The activity in restricted stock and performance share awards for the year ended December 31, 2018 was as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock:
Nonvested balance, January 1, 2018	511,313	$116.36
Granted	209,983	$155.66
Vested	(238,554)	$113.84
Forfeited	(2,806)	$136.19
Nonvested balance, December 31, 2018	479,936	$134.69
Performance Share Awards:
Nonvested balance, January 1, 2018	808,408	$110.98
Granted	460,252	$124.22
Vested	(468,571)	$96.70
Forfeited	(17,425)	$115.37
Nonvested balance, December 31, 2018	782,664	$123.47

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2017 and 2016 was $130.16 and $112.86 respectively. The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2017 and 2016 was $107.39 and $89.23, respectively.

The total fair value of restricted stock and performance share awards vested was $115 million, $96 million and $99 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years. The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant. The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2018	2017	2016
Expected volatility(a)	14.41%	14.91%	16.37%
Expected dividends	3.05%	3.16%	3.16%
Expected term (years)(b)	7.0	7.0	7.0
Risk-free rate	2.83%	2.23%	1.50%
______________________

(a)	Based on historical experience.

(b)	Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2018 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2018	2,483,022	$83.45
Granted	330,071	$154.43
Exercised	(317,463)	$55.94
Balance, December 31, 2018	2,495,630	$96.33	5.6	$193

Exercisable, December 31, 2018	1,800,897	$80.29	4.5	$168

The weighted-average grant date fair value of options granted was $18.05, $13.25 and $11.74 per share for the years ended December 31, 2018, 2017 and 2016, respectively. The total intrinsic value of stock options exercised was approximately $35 million, $41 million and $42 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Cash received from option exercises was approximately $18 million, $23 million and $36 million for the years ended December 31, 2018, 2017 and 2016, respectively. The tax benefits realized from options exercised were approximately $9 million, $16 million and $16 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2015	$(170)		$174		$(62)		$(85)	$(24)	$(167)
Other comprehensive income (loss) before reclassifications	—		69		(21)		(5)	2	45
Amounts reclassified from AOCI	70	(a)	(18)	(b)	—		—	—	52
Net other comprehensive income (loss)	70		51		(21)		(5)	2	97
Balances, December 31, 2016	(100)		225		(83)		(90)	(22)	(70)
Other comprehensive income before reclassifications	—		127		46		23	2	198
Amounts reclassified from AOCI	32	(a)	(36)	(b)	(2)	(c)	—	—	(6)
Net other comprehensive income	32		91		44		23	2	192
Less other comprehensive income attributable to noncontrolling interests	9		—		—		2	—	11
Balances, December 31, 2017	(77)		316		(39)		(69)	(20)	111
Other comprehensive income (loss) before reclassifications	—		(12)		(14)		(31)	4	(53)
Amounts reclassified from AOCI	26	(a)	1	(b)	(3)	(c)	—	—	24
Net other comprehensive income (loss)	26		(11)		(17)		(31)	4	(29)
Impact of NEP deconsolidation(d)	3		—		—		37	18	58
Adoption of accounting standards updates(e)	(7)		(312)		(9)		—	—	(328)
Balances, December 31, 2018	$(55)		$(7)		$(65)		$(63)	$2	$(188)
————————————

(a)	Reclassified to interest expense in NEE's consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's consolidated statements of income.

(c)	Reclassified to other net periodic benefit income in NEE's consolidated statements of income.

(d)	Reclassified and included in gain on NEP deconsolidation. See Note 1 - NextEra Energy Partners, LP.

(e)	Reclassified to retained earnings. See Note 5 - Financial Instruments Accounting Standards Update and Note 6.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt

Long-term debt consists of the following:

		December 31,
		2018			2017
	Maturity Date	Balance		Weighted- Average Interest Rate	Balance		Weighted- Average Interest Rate
		(millions)			(millions)
FPL:
First mortgage bonds - fixed	2020-2048	$10,626		4.60%	$9,145		4.70%
Storm-recovery bonds - fixed(a)	2021	74		5.26%	144		5.26%
Pollution control, solid waste disposal and industrial development revenue bonds - primarily variable(b)	2020-2048	1,022		2.04%	966		2.12%
Senior unsecured notes - variable(c)(d)	2068	193		2.40%	—
Other long-term debt - variable(d)	2018-2021	—			1,501		2.01%
Unamortized debt issuance costs and discount		(132)			(105)
Total long-term debt of FPL		11,783			11,651
Less current portion of long-term debt		95			464
Long-term debt of FPL, excluding current portion		11,688			11,187
NEECH:
Debentures - fixed(e)	2018-2027	4,300		3.21%	4,100		3.00%
Debentures - variable(d)	2019-2021	2,341		3.11%	—
Debentures, related to NEE's equity units - fixed	2020-2021	1,500		1.65%	2,200		1.88%
Junior subordinated debentures - primarily fixed(e)	2057-2077	3,456		4.99%	3,456		4.79%
Japanese yen denominated senior notes - fixed(e)	2030	91		5.13%	89		5.13%
Japanese yen denominated term loans - variable(d)(e)	2020	546		2.76%	532		2.76%
Other long-term debt - fixed	2018-2044	818		2.57%	920		2.46%
Other long-term debt - variable(d)	2019-2023	50		3.53%	52		2.58%
Fair value hedge adjustment		(1)			1
Unamortized debt issuance costs and discount		(88)			(94)
Total long-term debt of NEECH		13,013			11,256
Less current portion of long-term debt		2,019			645
Long-term debt of NEECH, excluding current portion		10,994			10,611
NEER:
Senior secured limited-recourse bonds and notes - fixed(f)	2020-2038	325		4.25%	2,114		5.74%
Senior secured limited-recourse term loans - primarily variable(d)(e)	2019-2037	3,869		4.39%	5,165		3.32%
Senior unsecured notes - fixed(e)	2024-2027	—			1,100		4.38%
Senior unsecured NEP convertible notes - fixed(g)	2020	—			300		1.50%
Other long-term debt - primarily variable(d)	2018-2040	601		2.57%	1,678	(e)	3.28%
Unamortized debt issuance costs and premium - net		(93)			(181)
Total long-term debt of NEER		4,702			10,176
Less current portion of long-term debt		602	(h)		564
Long-term debt of NEER, excluding current portion		4,100			9,612
Total long-term debt		$26,782			$31,410
______________________

(a)
Principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, however, it is being paid semiannually and sequentially.

(b)
Includes approximately $893 million of variable rate tax exempt bonds that permit individual bondholders to tender the bonds for purchase at any time prior to maturity. In the event these variable rate tax exempt bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase the variable rate tax exempt bonds. At December 31, 2018, all variable rate tax exempt bonds tendered for purchase have been successfully remarketed. FPL's bank revolving line of credit facilities are available to support the purchase of the variable rate tax exempt bonds. Variable interest rate is established at various intervals by the remarketing agent.

(c)
Permit individual noteholders to require repayment prior to maturity, of which approximately $94 million can be required to be repaid beginning in June 2019 and the remainder beginning in November 2019. FPL’s bank revolving line of credit facilities are available to support the purchase of the senior unsecured notes.

(d)	Variable rate is based on an underlying index plus a margin.

(e)
Interest rate contracts, primarily swaps, have been entered into with respect to certain of these debt issuances. Additionally, foreign currency contracts have been entered into with respect to the Japanese yen denominated debt. See Note 4.

(f)	Includes approximately $483 million in 2017 of debt held by a wholly owned subsidiary of NEER and collateralized by a third-party note receivable held by that subsidiary. See Note 9 - NEER.

(g)
A holder may convert all or any portion of its notes into NEP common units and cash in lieu of any fractional common unit at the conversion rate. At December 31, 2017, the conversion rate, subject to certain adjustments, was 18.9170 NEP common units per $1,000 principal amount of the convertible notes.

(h)	Includes $365 million of debt as a result of events of default under certain financings caused by the bankruptcy filing of a counterparty to several PPAs.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum annual maturities of long-term debt for NEE are approximately $2,389 million, $1,827 million, $3,225 million, $1,272 million and $1,743 million for 2019, 2020, 2021, 2022 and 2023, respectively. Such amounts include scheduled payments under the financing agreements for debt in default as the lenders have not issued any acceleration notices. The respective amounts for FPL are approximately $95 million, $30 million, $68 million, $120 million and $537 million.

At December 31, 2018 and 2017, short-term borrowings had a weighted-average interest rate of 2.95% (2.87% for FPL) and 1.68% (1.68% for FPL), respectively. Subsidiaries of NEE, including FPL, had credit facilities with available capacity at December 31, 2018 of approximately $10.1 billion ($3.9 billion for FPL), of which approximately $9.9 billion ($3.9 billion for FPL) relate to revolving line of credit facilities and $0.2 billion (none for FPL) relate to letter of credit facilities. Certain of the revolving line of credit facilities provide for the issuance of letters of credit at December 31, 2018 of up to approximately $2.2 billion ($0.6 billion for FPL). The issuance of letters of credit under certain revolving line of credit facilities is subject to the aggregate commitment of the relevant banks to issue letters of credit under the applicable facility.

NEE has guaranteed certain payment obligations of NEECH, including most of those under NEECH's debt, including all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications. NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.

In August 2016, NEE sold $1.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series I Debenture due September 1, 2021 issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2019 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $127.63 to $159.54. If purchased on the final settlement date, as of December 31, 2018, the number of shares issued would (subject to antidilution adjustments) range from 0.3954 shares if the applicable market value of a share of common stock is less than or equal to $127.63 to 0.3162 shares if the applicable market value of a share is equal to or greater than $159.54, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 28, 2019. Total annual distributions on the equity units are at the rate of 6.123%, consisting of interest on the debentures (1.65% per year) and payments under the stock purchase contracts (4.473% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2019. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of NEE's and FPL's AROs is as follows:

	FPL	NEER		NEE
		(millions)
Balances, December 31, 2016	$1,919	$817		$2,736
Liabilities incurred	17	59		76
Accretion expense	96	52		148
Liabilities settled	—	(14)	(a)	(14)
Revision in estimated cash flows - net	15	70	(b)	85
Balances, December 31, 2017	2,047	984		3,031
Liabilities incurred	—	49		49
Accretion expense	101	57		158
Liabilities settled	(1)	(25)	(c)	(26)
Revision in estimated cash flows - net	—	4		4
Impact of NEP deconsolidation	—	(81)	(d)	(81)
Balances, December 31, 2018	$2,147	$988		$3,135
______________________

(a)	Includes approximately $13 million reclassified to liabilities associated with assets held for sale included in other current liabilities in NEE's consolidated balance sheets.

(b)	Primarily reflects the effect of the revised cost estimate due to the change in useful life of Duane Arnold. See Note 5 - Nonrecurring Fair Value Measurements.

(c)	Primarily reflects sale of ownership interests to a subsidiary of NEP. See Note 1 - Disposal of a Business/Assets.

(d)	See Note 1 - NextEra Energy Partners, LP.

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are as follows (see Note 5 - Special Use Funds):

	FPL	NEER	NEE
		(millions)
Balances, December 31, 2018	$3,987	$1,831	$5,818
Balances, December 31, 2017	$4,090	$1,913	$6,003

NEE and FPL have identified but not recognized ARO liabilities related to electric transmission and distribution assets and pipelines resulting from easements over property not owned by NEE or FPL. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property or facility for its specified purpose. The ARO liability is not estimable for such easements as NEE and FPL intend to use these properties indefinitely. In the event NEE and FPL decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

14. Leases

During the fourth quarter of 2018, NEE and FPL adopted the new lease standard by recognizing and measuring leases existing at, or entered into after, January 1, 2016. As permitted by the new lease standard, NEE and FPL elected (i) not to reevaluate land easements if they were not previously accounted for as leases, (ii) to apply hindsight when assessing lease term and impairment of the right-of-use (ROU) asset, (iii) not to apply the recognition requirements to short-term leases and (iv) not to separate nonlease components from associated lease components for substantially all classes of underlying assets. Upon adoption of the new lease standard, NEE recorded an increase to retained earnings of approximately $32 million at January 1, 2016 representing the cumulative effect of adopting the new lease standard. Also upon adoption, ROU assets and lease liabilities in connection with operating and finance leases at NEE and FPL, as well as net investments in sales-type leases at NEE, were recorded. ROU assets are included in noncurrent other assets, lease liabilities are included in current and noncurrent other liabilities and net investments in sales-type leases are included in current and noncurrent other assets on NEE’s and FPL's consolidated balance sheets. Operating lease expense is included in O&M expenses, amortization expense is included in depreciation and amortization expense and interest income associated with sales-type leases is included in operating revenues in NEE’s and FPL’s consolidated statements of income. The impact of adopting the new lease standard was not material to NEE’s or FPL’s financial statements for the periods presented.

NEE has operating and finance leases primarily related to buildings, equipment and land use agreements that convey exclusive use of the land during the arrangement for certain of its renewable energy projects and substations. Operating and finance leases primarily have fixed payments with expiration dates ranging from 2019 to 2051, some of which include options to extend the leases from 1 to 20 years and some have options to terminate at NEE's discretion. At December 31, 2018, NEE’s ROU assets and lease liabilities for operating leases totaled approximately $133 million and $141 million, respectively; the respective amounts at December 31, 2017 were $141 million and $150 million. At December 31, 2018, NEE’s ROU assets and lease liabilities for finance leases totaled approximately $68 million and $63 million, respectively; the respective amounts at December 31, 2017 were $75 million and $72 million. NEE’s lease liabilities at December 31, 2018 and 2017 were calculated using a weighted-average incremental borrowing rate at the lease inception of 4.31% and 3.65%, respectively, for operating leases and 2.72% and 2.72%, respectively, for finance leases and a weighted-average remaining lease term of 19 years for operating leases and 10 years for finance leases.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2018, expected lease payments over the remaining terms of the leases were approximately $330 million with no one year being material. Operating and finance leases did not have a material impact to NEE’s consolidated statements of income or cash flows.

NEE has sales-type leases primarily related to three natural gas and/or oil electric generation facilities and certain battery storage facilities that sell their electric output under power sales agreements to third parties which provide the customers the ability to dispatch the facilities. Under the new lease standard, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on fixed payments under the contract and the residual value of the asset being leased. At December 31, 2018 and 2017, NEE recorded a net investment in sales-type leases of approximately $69 million and $47 million, respectively, and losses at commencement of sales-type leases due to the variable nature of the lease payments of approximately $20 million for the year ended December 31, 2018, which are recorded in losses (gains) on disposal of a business/assets - net in NEE's consolidated statements of income. The power sales agreements have expiration dates from 2020 to 2027 for the natural gas and/or oil generation facilities and 2026 to 2043 for the battery storage facilities. At December 31, 2018, NEE expects to receive approximately $200 million of lease payments over the remaining terms of the power sales agreements with no one year being material.

Upon adoption of the new lease standard, certain of NEE’s renewable power sales agreements that were accounted for under the previous lease guidance are now accounted for under the revenue standard. Revenues recognized related to the power sales agreements are consistent with historical amounts recorded under the previous lease guidance. See Note 2.

15. Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects and the procurement of nuclear fuel, as well as equity contributions to joint ventures for the development and construction of natural gas pipeline assets. Capital expenditures for Corporate and Other primarily include the cost to maintain existing transmission facilities at NEET. Also see Note 8 - Gulf Power Company.

At December 31, 2018, estimated capital expenditures for 2019 through 2023 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals for FPL) have been received were as follows:

	2019	2020	2021	2022	2023	Total
	(millions)
FPL:
Generation:(a)
New(b)	$1,250	$875	$1,025	$920	$790	$4,860
Existing	1,255	600	820	710	500	3,885
Transmission and distribution	2,840	2,680	3,155	2,640	2,545	13,860
Nuclear fuel	200	205	220	165	120	910
General and other	635	515	430	270	240	2,090
Total	$6,180	$4,875	$5,650	$4,705	$4,195	$25,605
NEER:
Wind(c)	$2,235	$995	$20	$20	$20	$3,290
Solar(d)	470	150	—	—	5	625
Nuclear, including nuclear fuel	210	160	165	185	130	850
Natural gas pipelines(e)	705	130	20	20	—	875
Other	650	50	40	35	35	810
Total	$4,270	$1,485	$245	$260	$190	$6,450
Corporate and Other	$70	$50	$25	$10	$5	$160
______________________

(a)	Includes AFUDC of approximately $67 million, $59 million, $74 million, $62 million and $36 million for 2019 through 2023, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 4,395 MW.

(d)	Includes capital expenditures for new solar projects and related transmission totaling approximately 575 MW.

(e)	Construction of a natural gas pipeline is subject to certain conditions, including FERC approval. In addition, completion of another natural gas pipeline is subject to final permitting.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas and coal with expiration dates through 2042.

At December 31, 2018, NEER has entered into contracts with expiration dates ranging from late February 2019 through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel and has made commitments for the construction of natural gas pipelines. Approximately $2.7 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates ranging from March 2019 through 2038.

The required capacity and/or minimum payments under contracts, including those discussed above at December 31, 2018, were estimated as follows:

	2019	2020	2021	2022	2023	Thereafter
	(millions)
FPL(a)	$985	$990	$985	$970	$960	$11,495
NEER(b)	$2,215	$390	$170	$185	$105	$1,365
Corporate and Other(c)(d)	$45	$30	$15	$10	$5	$—
_______________________

(a)
Includes approximately $320 million, $385 million, $415 million, $415 million, $410 million and $7,175 million in 2019 through 2023 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection, LLC. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $303 million and $155 million for the years ended December 31, 2018 and 2017, respectively, of which $95 million and $41 million, respectively, were eliminated in consolidation at NEE.

(b)
Includes approximately $15 million, $65 million, $65 million, $65 million, $65 million and $1,020 million in 2019 through 2023 and thereafter, respectively, of firm commitments related to a natural gas transportation agreement with a joint venture, in which NEER has a 31% equity investment, that is constructing a natural gas pipeline. These firm commitments are subject to the completion of construction of the pipeline which is expected at the end of 2019.

(c)	Includes an approximately $55 million commitment to invest in clean power and technology businesses through 2022.

(d)	Excludes approximately $20 million in 2019 of joint obligations of NEECH and NEER which are included in the NEER amounts above.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $450 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $13.6 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $1.1 billion ($550 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $164 million ($82 million for FPL) per incident per year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $16 million, $41 million and $20 million, plus any applicable taxes, per incident, respectively.

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

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets. If FPL's future storm restoration costs exceed the storm reserve, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law. See Note 1 - Storm Fund and Storm Reserve.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business. Corporate and Other represents other business activities and includes eliminating entries. See Note 2 for information regarding NEE's and FPL's operating revenues.

NEE's segment information is as follows:

	2018				2017(a)				2016(a)
	FPL	NEER(b)(c)	Corp. and Other	NEE Consoli- dated	FPL	NEER(b)	Corp. and Other	NEE Consoli- dated	FPL	NEER(b)	Corp. and Other	NEE Consoli- dated
					(millions)
Operating revenues	$11,862	$4,878	$(13)	$16,727	$11,972	$5,164	$37	$17,173	$10,895	$4,876	$367	$16,138
Operating expenses - net	$8,708	$3,568	$171	$12,447	$8,582	$4,296	$(878)	$12,000	$7,734	$3,411	$534	$11,679
Interest expense	$541	$581	$376	$1,498	$481	$801	$276	$1,558	$459	$733	$(94)	$1,098
Interest income	$4	$40	$7	$51	$2	$72	$7	$81	$2	$34	$46	$82
Depreciation and amortization	$2,633	$1,205	$73	$3,911	$940	$1,393	$24	$2,357	$1,700	$1,360	$60	$3,120
Equity in earnings of equity method investees	$—	$320	$38	$358	$—	$136	$5	$141	$—	$119	$29	$148
Income tax expense (benefit)(d)	$539	$1,187	$(150)	$1,576	$1,106	$(2,031)	$265	$(660)	$1,051	$238	$90	$1,379
Net income (loss)	$2,171	$3,802	$(197)	$5,776	$1,880	$2,907	$536	$5,323	$1,727	$1,211	$61	$2,999
Net income (loss) attributable to NEE	$2,171	$4,664	$(197)	$6,638	$1,880	$2,964	$536	$5,380	$1,727	$1,118	$61	$2,906
Capital expenditures, independent power and other investments and nuclear fuel purchases	$5,135	$7,138	$731	$13,004	$5,291	$5,375	$74	$10,740	$3,934	$5,521	$181	$9,636
Property, plant and equipment	$54,717	$36,063	$1,303	$92,083	$51,915	$40,615	$1,035	$93,565	$48,247	$37,495	$1,056	$86,798
Accumulated depreciation and amortization	$13,218	$8,364	$167	$21,749	$12,791	$8,371	$114	$21,276	$12,295	$7,580	$143	$20,018
Total assets	$53,484	$43,530	$6,688	$103,702	$50,254	$45,671	$2,038	$97,963	$45,887	$41,835	$2,752	$90,474
Investment in equity method investees	$—	$6,494	$254	$6,748	$—	$2,153	$168	$2,321	$—	$1,661	$106	$1,767
_________________________

(a)	Amounts have been retrospectively adjusted as discussed in Note 14 and Note 3 - Amendments to Presentation of Retirement Benefits.

(b)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NEER's subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.

(c)	NEP was deconsolidated from NEER in January 2018. See Note 1 - NextEra Energy Partners, LP.

(d)	NEER includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 - Income Taxes.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2018				Year Ended December 31, 2017(a)				Year Ended December 31, 2016(a)
	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated
	(millions)
Operating revenues	$—	$5,007	$11,720	$16,727	$—	$5,301	$11,872	$17,173	$—	$5,266	$10,872	$16,138
Operating expenses - net	(196)	(3,652)	(8,599)	(12,447)	(175)	(3,273)	(8,552)	(12,000)	(163)	(3,655)	(7,861)	(11,679)
Interest expense	(17)	(940)	(541)	(1,498)	(3)	(1,074)	(481)	(1,558)	(1)	(637)	(460)	(1,098)
Equity in earnings of subsidiaries	6,548	—	(6,548)	—	5,393	—	(5,393)	—	2,950	—	(2,950)	—
Equity in earnings of equity method investees	—	358	—	358	—	141	—	141	—	148	—	148
Gain on NEP deconsolidation	—	3,927	—	3,927	—	—	—	—	—	—	—	—
Other income - net	169	21	95	285	151	702	54	907	148	645	76	869
Income (loss) before income taxes	6,504	4,721	(3,873)	7,352	5,366	1,797	(2,500)	4,663	2,934	1,767	(323)	4,378
Income tax expense (benefit)	(134)	1,195	515	1,576	(14)	(1,719)	1,073	(660)	28	350	1,001	1,379
Net income (loss)	6,638	3,526	(4,388)	5,776	5,380	3,516	(3,573)	5,323	2,906	1,417	(1,324)	2,999
Net (income) loss attributable to noncontrolling interests	—	862	—	862	—	57	—	57	—	(93)	—	(93)
Net income (loss) attributable to NEE	$6,638	$4,388	$(4,388)	$6,638	$5,380	$3,573	$(3,573)	$5,380	$2,906	$1,324	$(1,324)	$2,906
______________________

(a)	Amounts have been retrospectively adjusted as discussed in Note 14 and Note 3 - Amendments to Presentation of Retirement Benefits.

(b)	Represents primarily FPL and consolidating adjustments.

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2018				Year Ended December 31, 2017(a)				Year Ended December 31, 2016(a)
	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated
	(millions)
Comprehensive income (loss) attributable to NEE	$6,667	$4,434	$(4,434)	$6,667	$5,561	$3,710	$(3,710)	$5,561	$3,003	$1,442	$(1,442)	$3,003
______________________

(a)	Amounts have been retrospectively adjusted as discussed in Note 14.

(b)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2018				December 31, 2017(a)
	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated
	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$220	$37,145	$54,718	$92,083	$20	$41,630	$51,915	$93,565
Accumulated depreciation and amortization	(58)	(8,473)	(13,218)	(21,749)	(15)	(8,470)	(12,791)	(21,276)
Total property, plant and equipment - net	162	28,672	41,500	70,334	5	33,160	39,124	72,289
CURRENT ASSETS
Cash and cash equivalents	(1)	525	114	638	1	1,679	34	1,714
Receivables	292	1,771	906	2,969	442	1,633	662	2,737
Other	5	1,425	1,356	2,786	5	1,307	1,418	2,730
Total current assets	296	3,721	2,376	6,393	448	4,619	2,114	7,181
OTHER ASSETS
Investment in subsidiaries	33,397	—	(33,397)	—	27,853	—	(27,853)	—
Investment in equity method investees	—	6,748	—	6,748	—	2,321	—	2,321
Other	938	6,477	12,812	20,227	595	7,789	7,788	16,172
Total other assets	34,335	13,225	(20,585)	26,975	28,448	10,110	(20,065)	18,493
TOTAL ASSETS	$34,793	$45,618	$23,291	$103,702	$28,901	$47,889	$21,173	$97,963
CAPITALIZATION
Common shareholders' equity	$34,144	$7,917	$(7,917)	$34,144	$28,236	$10,773	$(10,773)	$28,236
Noncontrolling interests	—	3,269	—	3,269	—	1,295	—	1,295
Redeemable noncontrolling interests	—	468	—	468	—	—	—	—
Long-term debt	—	15,094	11,688	26,782	—	20,224	11,186	31,410
Total capitalization	34,144	26,748	3,771	64,663	28,236	32,292	413	60,941
CURRENT LIABILITIES
Debt due within one year	—	9,579	1,351	10,930	—	1,213	2,402	3,615
Accounts payable	32	1,730	624	2,386	3	2,427	805	3,235
Other	168	2,364	1,715	4,247	325	2,081	1,987	4,393
Total current liabilities	200	13,673	3,690	17,563	328	5,721	5,194	11,243
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	988	2,147	3,135	—	984	2,047	3,031
Deferred income taxes	(157)	2,778	4,746	7,367	(82)	1,257	4,589	5,764
Other	606	1,431	8,937	10,974	419	7,635	8,930	16,984
Total other liabilities and deferred credits	449	5,197	15,830	21,476	337	9,876	15,566	25,779
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$34,793	$45,618	$23,291	$103,702	$28,901	$47,889	$21,173	$97,963
______________________

(a)	Amounts have been retrospectively adjusted as discussed in Note 14.

(b)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2018				Year Ended December 31, 2017(a)				Year Ended December 31, 2016(a)
	NEE (Guar- antor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(b)	NEE Consoli- dated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,401	$2,094	$1,098	$6,593	$1,968	$2,749	$1,741	$6,458	$1,897	$2,155	$2,317	$6,369
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(132)	(7,735)	(5,137)	(13,004)	—	(5,449)	(5,291)	(10,740)	(1)	(5,701)	(3,934)	(9,636)
Capital contributions from NEE	(6,270)	—	6,270	—	(92)	—	92	—	(745)	—	745	—
Cash grants under the Recovery Act	—	3	—	3	—	78	—	78	—	335	—	335
Proceeds from sale of the fiber-optic telecommunications business	—	—	—	—	—	1,454	—	1,454	—	—	—	—
Sale of independent power and other investments of NEER	—	1,617	—	1,617	—	178	—	178	—	658	—	658
Proceeds from sale or maturity of securities in special use funds and other investments	—	1,178	2,232	3,410	9	1,221	1,977	3,207	—	1,281	2,495	3,776
Purchases of securities in special use funds and other investments	—	(1,330)	(2,403)	(3,733)	—	(1,163)	(2,081)	(3,244)	—	(1,323)	(2,506)	(3,829)
Proceeds from sales of noncontrolling interests in NEP	—	—	—	—	—	—	—	—	—	645	—	645
Distributions from subsidiaries and equity method investees	4,466	637	(4,466)	637	—	7	—	7	—	—	—	—
Other - net	12	(133)	241	120	7	117	18	142	—	(19)	24	5
Net cash used in investing activities	(1,924)	(5,763)	(3,263)	(10,950)	(76)	(3,557)	(5,285)	(8,918)	(746)	(4,124)	(3,176)	(8,046)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	2,651	1,748	4,399	—	6,393	1,961	8,354	—	5,349	308	5,657
Retirements of long-term debt	—	(1,512)	(1,590)	(3,102)	—	(5,907)	(873)	(6,780)	—	(3,048)	(262)	(3,310)
Proceeds from differential membership investors	—	1,841	—	1,841	—	1,414	—	1,414	—	1,859	—	1,859
Net change in commercial paper	—	1,493	(431)	1,062	—	—	1,419	1,419	—	(318)	212	(106)
Proceeds from other short-term debt	—	5,665	—	5,665	—	—	450	450	—	—	500	500
Repayments of other short-term debt	—	(205)	(250)	(455)	—	—	(2)	(2)	—	(212)	(450)	(662)
Payments to related parties under CSCS agreement – net	—	(21)	—	(21)	—	—	—	—	—	—	—	—
Issuances of common stock - net	718	—	—	718	55	—	—	55	537	—	—	537
Proceeds from issuance of NEP convertible preferred units - net	—	—	—	—	—	548	—	548	—	—	—	—
Dividends on common stock	(2,101)	—	—	(2,101)	(1,845)	—	—	(1,845)	(1,612)	—	—	(1,612)
Contributions from (dividends to) NEE	—	(7,272)	7,272	—	—	(633)	633	—	—	(650)	650	—
Other - net	(96)	(238)	(38)	(372)	(102)	(601)	(22)	(725)	(75)	(318)	(46)	(439)
Net cash provided by (used in) financing activities	(1,479)	2,402	6,711	7,634	(1,892)	1,214	3,566	2,888	(1,150)	2,662	912	2,424
Effects of currency translation on cash, cash equivalents and restricted cash	—	(7)	—	(7)	—	26	—	26	—	10	—	10
Net increase (decrease) in cash, cash equivalents and restricted cash	(2)	(1,274)	4,546	3,270	—	432	22	454	1	703	53	757
Cash, cash equivalents and restricted cash at beginning of year	1	1,807	175	1,983	1	1,375	153	1,529	—	672	100	772
Cash, cash equivalents and restricted cash at end of year	$(1)	$533	$4,721	$5,253	$1	$1,807	$175	$1,983	$1	$1,375	$153	$1,529
______________________

(a)	Amounts have been retrospectively adjusted as discussed in Note 14.

(b)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

18. Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)(b)	June 30(a)(b)	September 30(a)(b)	December 31(a)(b)
	(millions, except per share amounts)
NEE:
2018
Operating revenues(c)	$3,857	$4,063	$4,416	$4,390
Operating income(c)	$1,059	$1,146	$968	$1,107
Net income(c)(d)	$3,834	$687	$941	$314
Net income attributable to NEE(c)(d)(e)	$4,431	$781	$1,005	$422
Earnings per share attributable to NEE - basic(d)(e)(f)	$9.41	$1.66	$2.12	$0.88
Earnings per share attributable to NEE - assuming dilution(d)(e)(f)	$9.32	$1.61	$2.10	$0.88
Dividends per share	$1.11	$1.11	$1.11	$1.11
High-low common stock sales prices	$164.41 - $145.10	$169.53 - $155.06	$175.65 - $163.52	$184.20 - $164.78
2017
Operating revenues(c)	$3,967	$4,399	$4,803	$4,004
Operating income(c)(g)	$2,362	$1,276	$1,350	$186
Net income(c)(g)	$1,591	$804	$856	$2,072
Net income attributable to NEE(c)(g)	$1,583	$793	$846	$2,158
Earnings per share attributable to NEE - basic(f)(g)	$3.39	$1.70	$1.80	$4.59
Earnings per share attributable to NEE - assuming dilution(f)(g)	$3.37	$1.68	$1.79	$4.55
Dividends per share	$0.9825	$0.9825	$0.9825	$0.9825
High-low common stock sales prices	$133.28 - $117.33	$144.87 - $127.09	$151.60 - $138.00	$159.40 - $145.62

FPL:
2018
Operating revenues(c)	$2,620	$2,908	$3,399	$2,935
Operating income(c)	$707	$921	$917	$609
Net income(c)	$484	$626	$654	$407
2017
Operating revenues(c)	$2,527	$3,091	$3,477	$2,877
Operating income(c)	$811	$940	$1,022	$617
Net income(c)	$445	$526	$566	$344
______________________

(a)
In the opinion of NEE and FPL management, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made. Results of operations for an interim period generally will not give a true indication of results for the year.

(b)	Prior period amounts have been retrospectively adjusted as discussed in Note 14 and Note 3 - Amendments to Presentation of Retirement Benefits.

(c)	The sum of the quarterly amounts may not equal the total for the year due to rounding.

(d)	First quarter of 2018 includes gain on the deconsolidation of NEP (see Note 1 - NextEra Energy Partners, LP).

(e)
First quarter of 2018 reflects a reduction of differential membership interests as a result of a change in the federal corporate income tax rate effective January 1, 2018, which is included in net loss attributable to noncontrolling interests.

(f)	The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.

(g)
First quarter of 2017 includes gain on disposal of a business (see Note 1 - Disposal of a Business/Assets); fourth quarter of 2017 includes impairment charges (see Note 5 - Nonrecurring Fair Value Measurements) and net favorable tax reform impacts (see Note 6).

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2018, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2018.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy and Management" and "Corporate Governance and Board Matters" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2019 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of NEE.

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

Securities Authorized For Issuance Under Equity Compensation Plans

NEE's equity compensation plan information at December 31, 2018 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,250,043	(a)	$96.33	(b)	7,565,475	(c)
Equity compensation plans not approved by security holders	—		—		—
Total	4,250,043		$96.33		7,565,475
__________________________________

(a)
Includes an aggregate of 2,495,630 outstanding options, 1,585,180 unvested performance share awards (at maximum payout), 22,446 deferred fully vested performance shares and 116,825 deferred stock awards (including future reinvested dividends) under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan and former LTIP, and 29,962 fully vested shares deferred by directors under the NextEra Energy, Inc. 2007 Non-Employee Directors Stock Plan and its predecessor, the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan.

(b)	Relates to outstanding options only.

(c)	Includes 7,079,865 shares under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan and 485,610 shares under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan.

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

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2018 and 2017. The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2018	2017
Audit fees(a)	$3,895,000	$3,998,000
Audit-related fees(b)	84,000	4,000
Tax fees(c)	256,000	94,000
All other fees(d)	7,000	22,000
Total	$4,242,000	$4,118,000
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

(b)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and NEE's consolidated financial statements and are not reported under audit fees. These fees primarily relate to attestation services.

(c)
Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2018 and 2017, approximately $22,000 and $7,000, respectively, was paid related to tax advice and planning services. All other tax fees in 2018 and in 2017 related to tax compliance services.

(d)	All other fees consist of fees for products and services other than the services reported under the other named categories. In 2018 and 2017, these fees related to training.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2018 and 2017, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	58
		Attestation Report of Independent Registered Public Accounting Firm	59
		Report of Independent Registered Public Accounting Firm	60
		NEE:
		Consolidated Statements of Income	61
		Consolidated Statements of Comprehensive Income	62
		Consolidated Balance Sheets	63
		Consolidated Statements of Cash Flows	64
		Consolidated Statements of Equity	65
		FPL:
		Consolidated Statements of Income	66
		Consolidated Balance Sheets	67
		Consolidated Statements of Cash Flows	68
		Consolidated Statements of Common Shareholder's Equity	69
		Notes to Consolidated Financial Statements	70 - 114

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

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
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, as amended, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 1996, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated September 10, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated November 19, 2015, File No. 2-27612; Exhibit 4(b) to Form 10-K dated December 31, 2017, File No. 2-27612; Exhibit 4(a) to Form 10-Q dated March 31, 2018, File No. 2-27612; Exhibit 4(j), File No. 333-226056, 333-226056-01 and 333-226056-02; and Exhibit 4(k) File No. 333-226056, 333-226056-01 and 333-226056-02)
		x	x
*4(b)
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
*4(d)
Officer's Certificate of Florida Power & Light Company, dated November 14, 2018, creating the Floating Rate Notes, Series due November 14, 2068 (filed as Exhibit 4 to Form 8-K dated November 14, 2018, File No. 2-27612)
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
x

Exhibit Number	Description	NEE	FPL
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
x
*4(m)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 16, 2015, creating the Series H Debentures due September 1, 2020 (filed as Exhibit 4(c) to Form 8-K dated September 16, 2015, File No. 1-8841)
x
*4(n)
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
x
*4(s)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 9, 2018, creating the Floating Rate Debentures, Series due September 3, 2019 (filed as Exhibit 4 to Form 8-K dated March 9, 2018, File No. 1-8841)
x
*4(t)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated May 4, 2018, creating the Floating Rate Debentures, Series due May 4, 2021 (filed as Exhibit 4 to Form 8-K dated May 4, 2018, File No. 1-8841)
x
*4(u)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated August 28, 2018, creating the Floating Rate Debentures, Series due August 21, 2020 (filed as Exhibit 4(a) to Form 8-K dated August 28, 2018, File No. 1-8841)
x
*4(v)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated August 28, 2018, creating the Floating Rate Debentures, Series due August 28, 2021 (filed as Exhibit 4(b) to Form 8-K dated August 28, 2018, File No. 1-8841)
x
*4(w)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of March 1, 2004, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x

Exhibit Number	Description	NEE	FPL
*4(x)
Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1, 2006, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(y)
First Supplemental Indenture to Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1, 2006, dated as of November 19, 2012, between NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. as Guarantor, and The Bank of New York Mellon, as Trustee (filed as Exhibit 2 to Form 8-A dated January 16, 2013, File No. 1-33028)
x
*4(z)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(aa)
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
x
*4(cc)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(dd)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(ee)
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
x
*4(hh)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated June 7, 2016, creating the Series K Junior Subordinated Debentures due June 1, 2076 (filed as Exhibit 4 to Form 8-K dated June 7, 2016, File No. 1-8841)
x
*4(ii)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 29, 2017, creating the Series L Junior Subordinated Debentures due September 29, 2057 (filed as Exhibit 4(c) to Form 8-K dated September 29, 2017, File No. 1-8841)
x
*4(jj)
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
x

Exhibit Number	Description	NEE	FPL
*4(mm)
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy Partners, LP and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.2 to Form 8-K dated September 25, 2017, File No. 1-8841)
x
*4(nn)
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.3 to Form 8-K dated September 25, 2017, File No. 1-8841)
x
*4(oo)
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 25, 2017, creating the 4.25% Senior Notes due 2024 and the 4.50% Senior Notes due 2027 (filed as Exhibit 4.4 to Form 8-K dated September 25, 2017, File No. 1-8841)
x
*4(pp)
Purchase Contract Agreement, dated as of August 1, 2016, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated August 8, 2016, File No. 1-8841)
x
*4(qq)
Pledge Agreement, dated as of August 1, 2016, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated August 8, 2016, File No. 1-8841)
x
*4(rr)
Senior Note Indenture dated as of January 1, 1998, between Gulf Power Company and Wells Fargo Bank, National Association, as Successor Trustee, and certain indentures supplemental thereto (filed as Exhibit 4.1 to Form 8-K dated June 17, 1998, File No. 0-2429; Exhibit 4.2 to Form 8-K dated April 6, 2010, File No. 1-31737; Exhibit 4.2 to Form 8-K dated September 9, 2010, File No. 1-31737; Exhibit 4.2 to Form 8-K dated May 15, 2012, File No. 1-31737; Exhibit 4.2 to Form 8-K dated June 10, 2013, File No. 1-31737; Exhibit 4.2 to Form 8-K dated September 16, 2014, File No. 1-31737; and Exhibit 4.2 to Form 8-K dated May 15, 2017, File No. 1-31737)

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
		x	x
*10(d)	Appendix A1 (revised as of March 16, 2016) to the NextEra Energy, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10(d) to Form 10-K dated December 31, 2017, File No. 1-8841)	x	x
*10(e)	Appendix A2 (revised as of October 1, 2017) to the NextEra Energy, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10(e) to Form 10-K dated December 31, 2017, File No. 1-8841)	x	x
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
*10(m)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2018, File No. 1-8841)
		x	x
*10(n)
Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(e) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(o)
Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2018, File No. 1-8841)
		x	x
*10(p)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 15, 2008 (filed as Exhibit 10(b) to Form 8-K dated February 15, 2008, File No. 1-8841)
		x	x
*10(q)
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
		x	x
*10(t)	Form of Non-Qualified Stock Option Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(b) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(u)
Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(f) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(v)
Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(g) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(w)
Form of Non-Qualified Stock Option agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2018, File No. 1-8841)
		x	x
*10(x)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Amended and Restated Deferred Stock Award Agreement effective February 12, 2010 between FPL Group, Inc. and James L. Robo (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(y)	Form of Deferred Stock Award Agreement under NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(z)	NextEra Energy, Inc. 2013 Executive Annual Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 11, 2012, File No. 1-8841)	x	x
*10(aa)
NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005 as amended and restated through February 11, 2016 (filed as Exhibit 10(h) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(bb)	FPL Group, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(cc)	FPL Group, Inc. Executive Long-Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(dd)
FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*10(ee)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(ff)	NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, as amended and restated as of May 18, 2017 (filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2017, File No. 1-8841)	x
*10(gg)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2018 (filed as Exhibit 10(jj) to Form 10-K for the year ended December 31, 2017, File No. 1-8841)	x
10(hh)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2019	x
*10(ii)
Form of Amended and Restated Executive Retention Employment Agreement effective December 10, 2009 between FPL Group, Inc. and each of James L. Robo, Armando Pimentel, Jr., and Charles E. Sieving (filed as Exhibit 10(nn) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(jj)
Executive Retention Employment Agreement between FPL Group, Inc. and Joseph T. Kelliher dated as of May 21, 2009 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)
		x	x
*10(kk)
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
*10(mm)
Executive Retention Employment Agreement between NextEra Energy, Inc. and William L. Yeager dated as of January 1, 2013 (filed as Exhibit 10(ccc) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)
		x	x
*10(nn)
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
		x	x
*10(rr)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(ss)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
*10(tt)	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8-K dated July 1, 2014, File No. 1-36518)	x
*10(uu)	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2017, File No. 1-36518)	x
10(vv)	Form of Bi-lateral Term Loan Agreement between NextEra Energy Capital Holdings, Inc. and the Lender dated December 27, 2018	x
21	Subsidiaries of NextEra Energy, Inc.	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x

Exhibit Number	Description	NEE	FPL
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
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

Date: February 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 15, 2019:

JOHN W. KETCHUM	TERRELL KIRK CREWS, II
John W. Ketchum Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	Terrell Kirk Crews, II Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

SHERRY S. BARRAT	AMY B. LANE
Sherry S. Barrat	Amy B. Lane
JAMES L. CAMAREN	RUDY E. SCHUPP
James L. Camaren	Rudy E. Schupp
KENNETH B. DUNN	JOHN L. SKOLDS
Kenneth B. Dunn	John L. Skolds
WILLIAM H. SWANSON
Naren K. Gursahaney	William H. Swanson
KIRK S. HACHIGIAN	HANSEL E. TOOKES, II
Kirk S. Hachigian	Hansel E. Tookes, II
TONI JENNINGS	DARRYL L. WILSON
Toni Jennings	Darryl L. Wilson

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

Date: February 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 15, 2019:

JOHN W. KETCHUM	KEITH FERGUSON
John W. Ketchum Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Keith Ferguson Vice President, Accounting and Controller (Principal Accounting Officer)

Director:

JAMES L. ROBO
James L. Robo

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.