Form 10-Q
period 2019-03-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2019-04-23
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at March 31, 2019: 478,935,335

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at March 31, 2019, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
capacity clause	capacity cost recovery clause, as established by the FPSC
Duane Arnold	Duane Arnold Energy Center
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NEER subsidiary
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
Gulf Power	Gulf Power Company
ISO	independent system operator
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	NextEra Energy Resources, LLC
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
net generating capacity	net ownership interest in plant(s) capacity
net generation	net ownership interest in plant(s) generation
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PTC	production tax credit
PV	photovoltaic
Recovery Act	American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a wholly owned NEER subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
tax reform	Tax Cuts and Jobs Act
U.S.	United States of America

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

•
Any reductions or modifications to, or the elimination of, governmental incentives or policies that support utility scale renewable energy, including, but not limited to, tax laws, policies and incentives, renewable portfolio standards or feed-in tariffs, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

•
NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations, interpretations or ballot or regulatory initiatives.

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
Development and Operational Risks

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

•	NEE may not realize the anticipated benefits of the Gulf Power acquisition, which could materially adversely affect NEE's business, financial condition, results of operations and prospects.

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

•
The inability to operate any of NEE's or FPL's nuclear generation units through the end of their respective operating licenses, or in the case of Duane Arnold through expected shutdown, could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K), and investors should refer to that section of the 2018 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018(a)
OPERATING REVENUES	$4,075	$3,857
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	967	819
Other operations and maintenance	815	771
Acquisition-related	16	—
Depreciation and amortization	772	856
Gains on disposal of businesses/assets - net	(26)	(14)
Taxes other than income taxes and other - net	396	366
Total operating expenses - net	2,940	2,798
OPERATING INCOME	1,135	1,059
OTHER INCOME (DEDUCTIONS)
Interest expense	(714)	(226)
Equity in earnings of equity method investees	16	197
Allowance for equity funds used during construction	26	22
Interest income	12	18
Gain on NEP deconsolidation	—	3,927
Gains on disposal of investments and other property - net	23	50
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net	117	(20)
Other net periodic benefit income	51	51
Other - net	14	6
Total other income (deductions) - net	(455)	4,025
INCOME BEFORE INCOME TAXES	680	5,084
INCOME TAXES	74	1,250
NET INCOME	606	3,834
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	74	597
NET INCOME ATTRIBUTABLE TO NEE	$680	$4,431
Earnings per share attributable to NEE:
Basic	$1.42	$9.41
Assuming dilution	$1.41	$9.32
Weighted-average number of common shares outstanding:
Basic	478.3	470.7
Assuming dilution	481.8	474.3
———————————————
(a) Amounts have been retrospectively adjusted for an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018(a)
NET INCOME	$606	$3,834
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $3 and $3 tax expense, respectively)	10	7
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $3 tax expense and $2 tax benefit, respectively)	8	(5)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1 tax expense and $2 tax benefit, respectively)	2	(1)
Defined benefit pension and other benefits plans:
Net unrealized gain (loss) and unrecognized prior service benefit (cost) (net of $16 and less than $1 tax benefit, respectively)	(52)	(1)
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1 and less than $1 tax benefit, respectively)	(1)	(1)
Net unrealized gains (losses) on foreign currency translation	10	(20)
Other comprehensive income (loss) related to equity method investees (net of less than $1 tax benefit and $1 tax expense, respectively)	(1)	2
Total other comprehensive loss, net of tax	(24)	(19)
IMPACT OF NEP DECONSOLIDATION (NET OF $15 TAX EXPENSE)	—	58
COMPREHENSIVE INCOME	582	3,873
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	74	597
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$656	$4,470
______________________
(a) Amounts have been retrospectively adjusted for an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2019	December 31, 2018
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$89,106	$81,986
Nuclear fuel	1,854	1,740
Construction work in progress	7,198	8,357
Accumulated depreciation and amortization	(23,364)	(21,749)
Total property, plant and equipment - net ($10,219 and $10,553 related to VIEs, respectively)	74,794	70,334
CURRENT ASSETS
Cash and cash equivalents	972	638
Customer receivables, net of allowances of $7 and $10, respectively	2,191	2,302
Other receivables	783	667
Materials, supplies and fossil fuel inventory	1,410	1,223
Regulatory assets ($23 and $41 related to a VIE, respectively)	450	448
Derivatives	474	564
Assets held for sale ($343 related to VIEs)	1,334	—
Other	608	551
Total current assets	8,222	6,393
OTHER ASSETS
Special use funds	6,360	5,886
Investment in equity method investees	6,735	6,748
Prepaid benefit costs	1,295	1,284
Regulatory assets	3,760	3,290
Derivatives	1,339	1,355
Goodwill	3,488	891
Other	3,036	7,521
Total other assets	26,013	26,975
TOTAL ASSETS	$109,029	$103,702
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 479 and 478, respectively)	$5	$5
Additional paid-in capital	10,515	10,490
Retained earnings	23,919	23,837
Accumulated other comprehensive loss	(213)	(188)
Total common shareholders' equity	34,226	34,144
Noncontrolling interests ($3,610 and $3,265 related to VIEs, respectively)	3,614	3,269
Total equity	37,840	37,413
Redeemable noncontrolling interests	71	468
Long-term debt ($984 and $1,020 related to VIEs, respectively)	29,883	26,782
Total capitalization	67,794	64,663
CURRENT LIABILITIES
Commercial paper	2,301	2,749
Other short-term debt	5,415	5,465
Current portion of long-term debt ($36 and $74 related to a VIE, respectively)	2,614	2,716
Accounts payable	2,398	2,386
Customer deposits	484	445
Accrued interest and taxes	619	477
Derivatives	674	675
Accrued construction-related expenditures	709	1,195
Regulatory liabilities	337	325
Liabilities associated with assets held for sale ($141 related to VIEs)	1,180	—
Other	1,195	1,130
Total current liabilities	17,926	17,563
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	3,350	3,135
Deferred income taxes	8,050	7,367
Regulatory liabilities	9,734	9,009
Derivatives	616	516
Other	1,559	1,449
Total other liabilities and deferred credits	23,309	21,476
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$109,029	$103,702

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$606	$3,834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	772	856
Nuclear fuel and other amortization	90	69
Unrealized losses (gains) on marked to market derivative contracts - net	386	(193)
Foreign currency transaction losses (gains)	(5)	38
Deferred income taxes	220	1,270
Cost recovery clauses and franchise fees	(41)	(47)
Equity in earnings of equity method investees	(16)	(197)
Distributions of earnings from equity method investees	84	84
Gains on disposal of businesses, assets and investments - net	(49)	(64)
Gain on NEP deconsolidation	—	(3,927)
Other - net	(112)	(36)
Changes in operating assets and liabilities:
Current assets	283	243
Noncurrent assets	(123)	(22)
Current liabilities	(514)	(595)
Noncurrent liabilities	16	(22)
Net cash provided by operating activities	1,597	1,291
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,104)	(1,166)
Acquisition and capital expenditures of Gulf Power	(4,551)	—
Independent power and other investments of NEER	(1,143)	(2,300)
Nuclear fuel purchases	(97)	(110)
Other capital expenditures and other investments	(134)	(12)
Proceeds from sale or maturity of securities in special use funds and other investments	966	919
Purchases of securities in special use funds and other investments	(1,019)	(1,039)
Other - net	137	41
Net cash used in investing activities	(6,945)	(3,667)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,768	1,804
Retirements of long-term debt	(166)	(942)
Net change in commercial paper	(448)	1,277
Repayments of other short-term debt	(50)	(250)
Payments from (to) related parties under a cash sweep and credit support agreement – net	(24)	2
Issuances of common stock - net	20	7
Dividends on common stock	(598)	(523)
Other - net	(75)	(65)
Net cash provided by financing activities	1,427	1,310
Effects of currency translation on cash, cash equivalents and restricted cash	9	(9)
Net decrease in cash, cash equivalents and restricted cash	(3,912)	(1,075)
Cash, cash equivalents and restricted cash at beginning of period	5,253	1,983
Cash, cash equivalents and restricted cash at end of period	$1,341	$908
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,874	$1,639
———————————————
(a) Amounts have been retrospectively adjusted for an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2018	478	$5	$10,490	$(188)	$23,837	$34,144	$3,269	$37,413
Net income (loss)	—	—	—	—	680	680	(74)
Share-based payment activity	1	—	30	—	—	30	—
Dividends on common stock(a)	—	—	—	—	(598)	(598)	—
Other comprehensive loss	—	—	—	(24)	—	(24)	—
Differential membership interests activity	—	—	—	—	—	—	389
Other	—	—	(5)	(1)	—	(6)	30
Balances, March 31, 2019	479	$5	$10,515	$(213)	$23,919	$34,226	$3,614	$37,840
———————————————

(a)	Dividends per share were $1.25.

	Common Stock		Additional Paid-In Capital(a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings(a)	Total Common Shareholders' Equity(a)	Non- controlling Interests(a)	Total Equity(a)
	Shares	Aggregate Par Value
Balances, December 31, 2017	471	$5	$9,100	$111	$19,020	$28,236	$1,295	$29,531
Net income (loss)	—	—	—	—	4,431	4,431	(597)
Share-based payment activity	—	—	5	—	—	5	—
Dividends on common stock(b)	—	—	—	—	(523)	(523)	—
Other comprehensive loss	—	—	—	(19)	—	(19)	—
Impact of NEP deconsolidation(c)	—	—	—	58	—	58	(2,700)
Adoption of accounting standards updates	—	—	590	(328)	280	542	5,303
Differential membership interests activity	—	—	—	—	—	—	(14)
Other	—	—	1	—	(1)	—	—
Balances, March 31, 2018	471	$5	$9,696	$(178)	$23,207	$32,730	$3,287	$36,017
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	Dividends per share were $1.11.

(c)	See Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018(a)
OPERATING REVENUES	$2,618	$2,620
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	729	712
Other operations and maintenance	340	347
Depreciation and amortization	375	546
Taxes other than income taxes and other - net	317	308
Total operating expenses - net	1,761	1,913
OPERATING INCOME	857	707
OTHER INCOME (DEDUCTIONS)
Interest expense	(139)	(133)
Allowance for equity funds used during construction	24	21
Other - net	2	1
Total other deductions - net	(113)	(111)
INCOME BEFORE INCOME TAXES	744	596
INCOME TAXES	156	112
NET INCOME(b)	$588	$484
_______________________

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2019	December 31, 2018
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$51,536	$49,640
Nuclear fuel	1,262	1,189
Construction work in progress	2,543	3,888
Accumulated depreciation and amortization	(13,135)	(13,218)
Total electric utility plant and other property - net	42,206	41,499
CURRENT ASSETS
Cash and cash equivalents	77	112
Customer receivables, net of allowances of $1 and $3, respectively	993	1,026
Other receivables	326	284
Materials, supplies and fossil fuel inventory	690	670
Regulatory assets ($23 and $41 related to a VIE, respectively)	399	447
Other	166	239
Total current assets	2,651	2,778
OTHER ASSETS
Special use funds	4,367	4,056
Prepaid benefit costs	1,425	1,407
Regulatory assets	2,827	2,843
Goodwill	302	302
Other	546	599
Total other assets	9,467	9,207
TOTAL ASSETS	$54,324	$53,484
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	10,852	10,601
Retained earnings	9,628	9,040
Total common shareholder's equity	21,853	21,014
Long-term debt	12,323	11,688
Total capitalization	34,176	32,702
CURRENT LIABILITIES
Commercial paper	396	1,256
Current portion of long-term debt ($36 and $74 related to a VIE, respectively)	56	95
Accounts payable	698	731
Customer deposits	446	442
Accrued interest and taxes	467	376
Accrued construction-related expenditures	338	323
Regulatory liabilities	293	310
Other	430	543
Total current liabilities	3,124	4,076
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,223	2,147
Deferred income taxes	5,298	5,165
Regulatory liabilities	9,026	8,886
Other	477	508
Total other liabilities and deferred credits	17,024	16,706
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$54,324	$53,484

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$588	$484
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	375	546
Nuclear fuel and other amortization	45	41
Deferred income taxes	203	265
Cost recovery clauses and franchise fees	(27)	(47)
Other - net	10	(59)
Changes in operating assets and liabilities:
Current assets	(35)	(51)
Noncurrent assets	(19)	(20)
Current liabilities	31	(513)
Noncurrent liabilities	(35)	(56)
Net cash provided by operating activities	1,136	590
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,104)	(1,166)
Nuclear fuel purchases	(36)	(37)
Proceeds from sale or maturity of securities in special use funds	562	430
Purchases of securities in special use funds	(596)	(534)
Other - net	1	19
Net cash used in investing activities	(1,173)	(1,288)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	643	1,000
Retirements of long-term debt	(39)	(787)
Net change in commercial paper	(860)	(126)
Repayments of other short-term debt	—	(250)
Capital contributions from NEE	250	850
Other - net	(12)	(21)
Net cash provided by (used in) financing activities	(18)	666
Net decrease in cash, cash equivalents and restricted cash	(55)	(32)
Cash, cash equivalents and restricted cash at beginning of period	254	174
Cash, cash equivalents and restricted cash at end of period	$199	$142
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$585	$641
———————————————
(a) Amounts have been retrospectively adjusted for an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2018	$1,373	$10,601	$9,040	$21,014
Net income	—	—	588
Capital contributions from NEE	—	250	—
Other	—	1	—
Balances, March 31, 2019	$1,373	$10,852	$9,628	$21,853

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2017	$1,373	$8,291	$7,376	$17,040
Net income	—	—	484
Capital contributions from NEE	—	850	—
Other	—	—	(7)
Balances, March 31, 2018	1,373	9,141	7,853	18,367

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2018 Form 10-K. In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. In addition, certain prior year amounts have been retrospectively adjusted for an accounting standards update related to leases. The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. For the three months ended March 31, 2019 and 2018, NEE’s revenue from contracts with customers was approximately $3.8 billion ($2.6 billion at FPL) and $3.6 billion ($2.6 billion at FPL), respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL - FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At March 31, 2019 and December 31, 2018, FPL's unbilled revenues amounted to approximately $442 million and $432 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets.
NEER - NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2019 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price related primarily to electric capacity sales associated with ISO annual auctions through 2020 and certain power purchase agreements with maturity dates through 2034. At March 31, 2019, NEER expects to record approximately $890 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

2.  NEP

NEP was deconsolidated from NEE for financial reporting purposes in January 2018 as a result of changes made to NEP's governance structure during 2017 that, among other things, enhanced NEP common unitholder governance rights. In connection with the deconsolidation, NEE recorded an initial investment in NEP of approximately $4.4 billion based on the fair value of NEP OpCo and NEP common units that were held by subsidiaries of NEE on the deconsolidation date, which investment is included in the investment in equity method investees on NEE's condensed consolidated balance sheets. The fair value was based on the market price of NEP common units as of January 1, 2018, which resulted in NEE recording a gain of approximately $3.9 billion ($3.0 billion after tax) during the three months ended March 31, 2018. NEER continues to operate the projects owned by NEP.
NEER provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NEER is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At March 31, 2019 and December 31, 2018, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NEER or its subsidiaries was approximately $42 million and $66 million, respectively, and is included in accounts payable. Fee income totaling approximately $24 million and $24 million related to the CSCS agreement and the service agreements is included in operating revenues in NEE's condensed consolidated statements of income for the three months ended March 31, 2019 and 2018, respectively. Amounts due from NEP of approximately $46 million and $45 million are included in other receivables and $58 million and $34 million are included in noncurrent other assets at March 31, 2019 and December 31, 2018, respectively. Under the CSCS agreement, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

totaling approximately $761 million at March 31, 2019 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2019 to 2050 and included certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At March 31, 2019, approximately $33 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

In March 2019, subsidiaries of NEER entered into an agreement to sell their ownership interests in certain wind and solar generation facilities to a NEP subsidiary. See Note 11 - Assets and Liabilities Associated with Assets Held for Sale.

3.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic income for the plans are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	(millions)
Service cost	$20	$18	$—	$—
Interest cost	29	20	3	2
Expected return on plan assets	(79)	(69)	—	—
Amortization of prior service benefit	—	—	(4)	(4)
Net periodic income at NEE	$(30)	$(31)	$(1)	$(2)
Net periodic income allocated to FPL	$(18)	$(20)	$(1)	$(2)

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

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value. At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause. For NEE's non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives' fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income. Settlement gains and losses are included within the line items in the condensed consolidated statements of income to which they relate. Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income. For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Settlements related to derivative instruments are primarily recognized in net cash provided by operating activities in NEE's and FPL's condensed consolidated statements of cash flows.

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income. In addition, for the three months ended March 31, 2019, NEE reclassified approximately $6 million ($5 million after tax) from AOCI to interest expense primarily because it became probable that related future transactions being hedged would not occur. At March 31, 2019, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $9 million of net losses included in AOCI at March 31, 2019 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at March 31, 2019 and December 31, 2018, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 5 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2019
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$3,812	$2,478	$1,772	$499
Interest rate contracts	19	759	19	759
Foreign currency contracts	9	34	22	47
Total fair values	$3,840	$3,271	$1,813	$1,305

FPL:
Commodity contracts	$7	$21	$5	$19

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$474
Noncurrent derivative assets(b)			1,339
Current derivative liabilities				$674
Liabilities associated with assets held for sale				15
Noncurrent derivative liabilities				616
Total derivatives			$1,813	$1,305

Net fair value by FPL balance sheet line item:
Current other assets			$5
Current other liabilities				$12
Noncurrent other liabilities				7
Total derivatives			$5	$19
———————————————

(a)	Reflects the netting of approximately $31 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $30 million in margin cash collateral received from counterparties.

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
———————————————

(a)	Reflects the netting of approximately $124 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $65 million in margin cash collateral received from counterparties.

At March 31, 2019 and December 31, 2018, NEE had approximately $13 million and $16 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at March 31, 2019 and December 31, 2018, NEE had approximately $263 million and $157 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2019	2018
	(millions)
Commodity contracts(a) - operating revenues	$(4)	$137
Foreign currency contracts - interest expense	(19)	45
Interest rate contracts - interest expense	(326)	59
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(12)	(9)
Foreign currency contracts	(1)	(1)
Total	$(362)	$231
———————————————

(a)
For the three months ended March 31, 2019 and 2018, FPL recorded gains of approximately $2 million and $4 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets.

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

	March 31, 2019				December 31, 2018
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(94)	MWh	1	MWh	(100)	MWh	1	MWh
Natural gas	(1,114)	MMBtu	334	MMBtu	(491)	MMBtu	231	MMBtu
Oil	(25)	barrels	—		(30)	barrels	—

At March 31, 2019 and December 31, 2018, NEE had interest rate contracts with notional amounts totaling approximately $17.5 billion and $18.2 billion, respectively, and foreign currency contracts with notional amounts totaling approximately $656 million and $656 million, respectively. In April 2019, NEECH terminated a forward starting interest rate swap agreement with a notional amount of $5.2 billion.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At March 31, 2019 and December 31, 2018, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.8 billion ($20 million for FPL) and $1.8 billion ($34 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $110 million (none at FPL) at March 31, 2019 and $270 million (none at FPL) at December 31, 2018. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.1 billion ($30 million at FPL) at March 31, 2019 and $1.5 billion ($45 million at FPL) at December 31, 2018. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $800 million ($100 million at FPL) at March 31, 2019 and $610 million ($145 million at FPL) at December 31, 2018.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At March 31, 2019 and December 31, 2018, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $2 million (none at FPL), respectively, in cash and $6 million (none at FPL) and $88 million (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2019
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(b)
NEE - equity securities	$805	$—		$—		$805
FPL - equity securities	$171	$—		$—		$171
Special use funds:(c)
NEE:
Equity securities	$1,606	$1,824	(d)	$—		$3,430
U.S. Government and municipal bonds	$466	$133		$—		$599
Corporate debt securities	$—	$775		$—		$775
Mortgage-backed securities	$—	$466		$—		$466
Other debt securities	$—	$160		$—		$160
FPL:
Equity securities	$454	$1,655	(d)	$—		$2,109
U.S. Government and municipal bonds	$341	$104		$—		$445
Corporate debt securities	$—	$564		$—		$564
Mortgage-backed securities	$—	$354		$—		$354
Other debt securities	$—	$136		$—		$136
Other investments:(e)
NEE:
Equity securities	$16	$12		$—		$28
Debt securities	$78	$69		$—		$147
Derivatives:
NEE:
Commodity contracts	$810	$1,659		$1,343	$(2,040)	$1,772	(f)
Interest rate contracts	$—	$19		$—	$—	$19	(f)
Foreign currency contracts	$—	$9		$—	$13	$22	(f)
FPL - commodity contracts	$—	$6		$1	$(2)	$5	(f)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$850	$1,276		$352	$(1,979)	$499	(f)
Interest rate contracts	$—	$612		$147	$—	$759	(f)
Foreign currency contracts	$—	$34		$—	$13	$47	(f)
FPL - commodity contracts	$—	$4		$17	$(2)	$19	(f)
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

(b)
Includes restricted cash equivalents of approximately $68 million ($61 million for FPL) in current other assets and $62 million ($62 million for FPL) in noncurrent other assets on the condensed consolidated balance sheets.

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

(b)	Includes restricted cash equivalents of approximately $85 million ($81 million for FPL) in current other assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	Included in noncurrent other assets in the condensed consolidated balance sheets.

(f)	See Note 4 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at March 31, 2019 are as follows:

	Fair Value at		Valuation	Significant
Transaction Type	March 31, 2019		Technique(s)	Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$828	$180	Discounted cash flow	Forward price (per MWh)	$(17)	—	$167
Forward contracts - gas	81	22	Discounted cash flow	Forward price (per MMBtu)	$1	—	$7
Forward contracts - other commodity related	4	3	Discounted cash flow	Forward price (various)	$1	—	$64
Options - power	37	4	Option models	Implied correlations	1%	—	100%
				Implied volatilities	8%	—	169%
Options - primarily gas	105	111	Option models	Implied correlations	1%	—	100%
				Implied volatilities	1%	—	135%
Full requirements and unit contingent contracts	288	32	Discounted cash flow	Forward price (per MWh)	$(50)	—	$862
				Customer migration rate(a)	—%	—	20%
Total	$1,343	$352
———————————————

(a)	Applies only to full requirements contracts.

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

In addition, the fair value measurement of interest rate contract net liabilities related to the solar projects in Spain of approximately $147 million at March 31, 2019 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2019		2018
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$647	$(36)	$566	$—
Realized and unrealized gains (losses):
Included in earnings(a)	180	—	16	—
Included in other comprehensive income (loss)(b)	3	—	(3)	—
Included in regulatory assets and liabilities	(2)	(2)	(1)	(2)
Purchases	24	—	42	—
Settlements	(39)	20	48	—
Issuances	(14)	—	(33)	—
Impact of adoption of revenue standard	—	—	(30)	—
Transfers out(c)	45	2	22	—
Fair value of net derivatives based on significant unobservable inputs at March 31	$844	$(16)	$627	$(2)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(d)	$116	$—	$19	$—
———————————————

(a)
For the three months ended March 31, 2019 and 2018, realized and unrealized gains of approximately $194 million and $26 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

(b)	Included in net unrealized gains (losses) on foreign currency translation in the condensed consolidated statements of comprehensive income.

(c)	Transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(d)
For the three months ended March 31, 2019 and 2018, unrealized gains of approximately $130 million and $29 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2019				December 31, 2018
	Carrying Amount		Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$930		$929		$884	$883
Other investments(b)	$39		$39		$54	$54
Long-term debt, including current portion	$32,497	(c)	$34,165	(c)(d)	$29,498	$30,043	(d)
FPL:
Special use funds(a)	$759		$758		$693	$692
Long-term debt, including current portion	$12,379		$13,756	(d)	$11,783	$12,613	(d)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).

(b)	Included in noncurrent other assets in the condensed consolidated balance sheets.

(c)
Excludes debt totaling approximately $876 million reflected in liabilities associated with assets held for sale on NEE's condensed consolidated balance sheets for which the carrying amount approximates fair value. See Note 11 - Assets and Liabilities Associated with Assets Held for Sale.

(d)	At March 31, 2019 and December 31, 2018, substantially all is Level 2 for NEE and all is Level 2 for FPL.

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $6,291 million and $5,818 million at March 31, 2019 and December 31, 2018, respectively, ($4,298 million and $3,987 million, respectively, for FPL) and FPL's storm fund assets of $69 million and $68 million at March 31, 2019 and December 31, 2018, respectively. The investments held in the special use funds consist of equity securities and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $1,980 million and $1,994 million at March 31, 2019 and December 31, 2018, respectively, ($1,485 million and $1,542 million, respectively, for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory asset or liability accounts. For NEE's non-rate regulated operations, changes in fair value of debt securities result in a corresponding adjustment to OCI, except for unrealized losses considered to be other than temporary, including any credit losses, which are recognized in other - net in NEE's condensed consolidated statements of income. For NEE's non-rate regulated operations, changes in fair value of equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE’s condensed consolidated statements of income. The unrealized gains (losses) recognized during the three months ended March 31, 2019 and 2018 on equity securities held at March 31, 2019 and March 31, 2018 were $367 million and $(20) million, respectively ($234 million for the three months ended March 31, 2019 for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2019 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at March 31, 2019 of approximately one year. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	(millions)
Realized gains	$9	$8	$5	$5
Realized losses	$9	$14	$4	$9
Proceeds from sale or maturity of securities	$687	$595	$543	$389

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(millions)
Unrealized gains	$37	$14	$28	$11
Unrealized losses(a)	$18	$52	$14	$41
Fair value	$676	$1,273	$508	$961
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at March 31, 2019 and December 31, 2018 were not material to NEE or FPL.

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

6.  Income Taxes

NEE's effective income tax rates for the three months ended March 31, 2019 and 2018 were approximately 11% and 25%, respectively. The rates for both periods reflect state income taxes net of federal income tax benefits, the benefits of PTCs of approximately $14 million and $23 million, respectively, related to NEER's wind projects and ITCs of approximately $40 million and $36 million, respectively, related to solar and certain wind projects at NEER. During the three months ended March 31, 2019 and 2018, NEE recorded income tax benefits of $33 million and $29 million related to the amortization of deferred regulatory credits, primarily at FPL. During the three months ended March 31, 2018, NEE recorded an income tax charge of approximately $125 million related to an adjustment to differential membership interests primarily as a result of the change in federal income tax rates effective January 1, 2018.

NEE recognizes PTCs as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year. NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations. PTCs, as well as ITCs, can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by the roll off of PTCs after ten years of production.

7. Acquisitions

Gulf Power - On January 1, 2019, NEE acquired the outstanding common shares of Gulf Power, a rate-regulated electric utility under the jurisdiction of the FPSC. Gulf Power serves more than 460,000 customers in eight counties throughout northwest Florida, has approximately 9,400 miles of transmission and distribution lines and owns approximately 2,300 MW of net generating capacity. The purchase price included approximately $4.47 billion in cash consideration less estimated post-closing working capital adjustments of $104 million and the assumption of approximately $1.3 billion of Gulf Power debt. The cash purchase price was funded through $4.5 billion of borrowings by NEECH in December 2018 under certain short-term bi-lateral term loan agreements (see Note 10); the proceeds of which borrowings were restricted and included in noncurrent other assets on NEE's condensed consolidated balance sheet at December 31, 2018.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on January 1, 2019 based on their fair value. The approval by the FPSC of Gulf Power's rates, which is intended to allow Gulf Power to collect from retail customers total revenues equal to Gulf Power's costs of providing service, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of Gulf Power's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $5.3 billion, primarily relating to property, plant and equipment of $4.0 billion and regulatory assets of $490 million, and assumed liabilities of approximately $3.5 billion, including $1.3 billion of long-term debt, $640 million of regulatory liabilities and $590 million of deferred income taxes. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $2.6 billion of goodwill which has been recognized on NEE's condensed consolidated balance sheet at March 31, 2019. Goodwill associated with the Gulf Power acquisition will be reflected within Corporate and Other and, for impairment testing, will be included in the Gulf Power reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated business mix and the indefinite life of Gulf Power's service territory franchise. In connection with the acquisition, operating right-of-use assets and lease liabilities were recorded primarily related to a purchased power agreement; such amounts each totaled approximately $248 million at March 31, 2019. The operating leases have fixed payments with expiration dates ranging from late 2019 to 2023. At March 31, 2019, expected lease payments over the remaining terms of the operating leases were approximately $260 million with no one year being material. Gulf Power's operating leases did not have a material impact to NEE's condensed consolidated statements of income or cash flows.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Trans Bay Cable, LLC - In March 2019, a wholly owned subsidiary of NextEra Energy Transmission, LLC received FERC approval to acquire the outstanding membership interests of Trans Bay Cable, LLC for approximately $1.05 billion, including the assumption of debt. The acquisition is expected to close in 2019, pending approval of the California Public Utilities Commission.

8.  Variable Interest Entities (VIEs)

At March 31, 2019, NEE had 31 VIEs which it consolidated and had interests in certain other VIEs which it did not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $35 million and $77 million at March 31, 2019 and December 31, 2018, respectively, and consisted primarily of storm-recovery property, which are included in current regulatory assets on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $36 million and $76 million at March 31, 2019 and December 31, 2018, respectively, and consisted primarily of storm-recovery bonds, which are included in current portion of long-term debt on NEE's and FPL's condensed consolidated balance sheets.

NEER - NEE consolidates 29 NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and has the obligation to absorb expected losses of these VIEs.

NEER consolidates two VIEs, which own and operate natural gas/oil electric generation facilities with the capability of producing 1,450 MW. These entities sell their electric output under power sales contracts to third parties, with expiration dates in 2021 and 2031. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The assets and liabilities of these two VIEs were approximately $218 million and $18 million, respectively, at March 31, 2019. These two VIEs, together with a third VIE that consolidated two separate NEER entities, collectively had assets and liabilities that totaled $257 million and $21 million, respectively, at December 31, 2018. At March 31, 2019 and December 31, 2018, the assets of these consolidated VIEs consisted primarily of property, plant and equipment.

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own and operate solar PV facilities with the capability of producing a total of approximately 277 MW. Each of the two indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These three entities sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The three entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs were approximately $492 million and $542 million, respectively, at March 31, 2019 and $529 million and $557 million, respectively, at December 31, 2018, and consisted primarily of property, plant and equipment and long-term debt.

The other 25 NEER VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 7,081 MW and 473 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2019 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. Certain entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt and totaled approximately $10.2 billion and $1.4 billion, respectively, at March 31, 2019, including amounts classified as held for sale (see Note 11 - Assets and Liabilities Associated with Assets Held for Sale), and $10.2 billion and $1.4 billion, respectively, at December 31, 2018.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In February 2018, NEER sold a special purpose entity for net cash proceeds of approximately $71 million. In connection with the sale, a gain of approximately $50 million (approximately $37 million after tax) was recorded in gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income during the three months ended March 31, 2018.

Other - At March 31, 2019 and December 31, 2018, several NEE subsidiaries had investments totaling approximately $2,885 million ($2,396 million at FPL) and $2,668 million ($2,203 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $4,504 million and $4,680 million at March 31, 2019 and December 31, 2018, respectively. Subsidiaries of NEE had committed to invest an additional approximately $55 million in three of these entities at both March 31, 2019 and December 31, 2018.

Beginning in the first quarter of 2019, NEE consolidates a NEET subsidiary, which is considered a VIE since NEET is the primary beneficiary and controls the most significant activities during the period in which the subsidiary is constructing an approximately 275-mile electricity transmission line, including controlling the construction budget. Prior to the construction period, the entity was jointly controlled and was accounted for under the equity method. NEET is entitled to receive 50% of profits and losses of the entity. At March 31, 2019, the assets and liabilities of the VIE totaled $68 million and $7 million, respectively.

9. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended March 31,
	2019	2018(a)
	(millions, except per share amounts)
Numerator:
Net income attributable to NEE - basic	$680	$4,431
Adjustment for the impact of dilutive securities at NEP(b)	—	(9)
Net income attributable to NEE - assuming dilution	$680	$4,422

Denominator:
Weighted-average number of common shares outstanding - basic	478.3	470.7
Equity units, stock options, performance share awards and restricted stock(c)	3.5	3.6
Weighted-average number of common shares outstanding - assuming dilution	481.8	474.3
Earnings per share attributable to NEE:(a)
Basic	$1.42	$9.41
Assuming dilution	$1.41	$9.32
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)
The NEP Series A convertible preferred units and NEP senior unsecured convertible notes were both antidilutive for the three months ended March 31, 2019. The adjustment for the three months ended March 31, 2018 is related to both the NEP Series A convertible preferred units and the NEP senior unsecured convertible notes.

(c)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to stock options as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 0.5 million and 0.2 million for the three months ended March 31, 2019 and 2018, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2019
Balances, December 31, 2018	$(55)		$(7)		$(65)		$(63)	$2	$(188)
Other comprehensive income (loss) before reclassifications	—		8		(52)		10	(1)	(35)
Amounts reclassified from AOCI	10	(a)	2	(b)	(1)	(c)	—	—	11
Net other comprehensive income (loss)	10		10		(53)		10	(1)	(24)
Acquisition of Gulf Power	(1)		—		—		—	—	(1)
Balances, March 31, 2019	$(46)		$3		$(118)		$(53)	$1	$(213)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2018
Balances, December 31, 2017	$(77)		$316		$(39)		$(69)	$(20)	$111
Other comprehensive income (loss) before reclassifications	—		(5)		(1)		(20)	2	(24)
Amounts reclassified from AOCI	7	(a)	(1)	(b)	(1)	(c)	—	—	5
Net other comprehensive income (loss)	7		(6)		(2)		(20)	2	(19)
Impact of NEP deconsolidation(d)	3		—		—		37	18	58
Adoption of accounting standards updates(e)	(7)		(312)		(9)		—	—	(328)
Balances, March 31, 2018	$(74)		$(2)		$(50)		$(52)	$—	$(178)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

(c)	Reclassified to other net periodic benefit income in NEE's consolidated statements of income.

(d)	Reclassified and included in gain on NEP deconsolidation. See Note 2.

(e)	Reclassified to retained earnings.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.  Debt

Significant long-term debt issuances during the three months ended March 31, 2019 were as follows:

	Principal Amount	Interest Rate				Maturity Date
	(millions)
FPL - First mortgage bonds	$600	3.99%				2049
NEECH:
Debentures	$550	Variable			(a)	2020 - 2022
Debentures	$800	3.20%	-	3.30%		2022
Junior subordinated debentures	$688	5.65%				2079
———————————————

(a)	Variable rate is based on an underlying index plus a margin.

In April 2019, NEECH sold $2,700 million principal amount of its debentures with interest rates ranging from 2.90% to 3.50% and maturity dates ranging from 2022 through 2029, and $500 million principal amount of its Series O Junior Subordinated Debentures due May 1, 2079 which bear interest at a rate of 5.65% until 2029 and thereafter will bear interest at a variable rate. Also, in April 2019, NEECH entered into and borrowed $500 million under two $250 million variable rate term loan agreements with maturity dates of 2021 and 2022. Finally, in April 2019, NEECH repaid $4.5 billion of borrowings under the short-term term loan agreements that it entered into to finance a portion of the purchase price paid by NEE for the acquisition of Gulf Power. See Note 7 - Gulf Power.

11.  Summary of Significant Accounting and Reporting Policies

Restricted Cash - At March 31, 2019 and December 31, 2018, NEE had approximately $369 million ($122 million for FPL) and $4,615 million ($142 million for FPL), respectively, of restricted cash, of which approximately $307 million ($61 million for FPL) and $89 million ($81 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and margin cash collateral requirements, and, at December 31, 2018, also related to cash restricted for the acquisition of Gulf Power (see Note 7 - Gulf Power). In addition, where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments, which totaled $57 million and $184 million at March 31, 2019 and December 31, 2018, respectively. See Note 4.

Assets and Liabilities Associated with Assets Held for Sale - In March 2019, subsidiaries of NEER entered into an agreement to sell their ownership interests in three wind generation facilities and three solar generation facilities located in the Midwest and West regions of the U.S. with a total net generating capacity of 611 MW to a NEP subsidiary for a cash purchase price of approximately $1,020 million, subject to certain adjustments. A NEER affiliate will continue to operate the facilities included in the sale. The transaction is expected to close in the second quarter of 2019, pending the receipt of necessary regulatory approvals and satisfaction of other customary closing conditions. The carrying amounts of the major classes of assets and liabilities related to the facilities that were classified as held for sale on NEE's condensed consolidated balance sheets at March 31, 2019 primarily represent property, plant and equipment and the related long-term debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.  Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL and Gulf Power include, among other things, the cost for construction of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects and the procurement of nuclear fuel, as well as equity contributions to joint ventures for the development and construction of natural gas pipeline assets. Capital expenditures for Corporate and Other primarily include the cost to maintain existing transmission facilities at NEET.

At March 31, 2019, estimated capital expenditures for the remainder of 2019 through 2023 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals for FPL and Gulf Power) have been received were as follows:

	Remainder of 2019	2020	2021	2022	2023	Total
	(millions)
FPL:
Generation:(a)
New(b)	$1,075	$1,410	$995	$1,000	$790	$5,270
Existing	985	700	895	760	810	4,150
Transmission and distribution(c)	2,205	3,170	3,135	3,530	3,895	15,935
Nuclear fuel	125	205	220	165	120	835
General and other	545	535	425	345	365	2,215
Total	$4,935	$6,020	$5,670	$5,800	$5,980	$28,405
Gulf Power	$605	$915	$740	$465	$270	$2,995
NEER:
Wind(d)	$1,580	$2,960	$130	$20	$20	$4,710
Solar(e)	570	230	160	—	5	965
Nuclear, including nuclear fuel	150	160	165	180	130	785
Natural gas pipelines(f)	570	310	15	20	—	915
Other	490	50	40	40	40	660
Total	$3,360	$3,710	$510	$260	$195	$8,035
Corporate and Other	$60	$30	$15	$—	$—	$105
———————————————

(a)	Includes AFUDC of approximately $40 million, $70 million, $85 million, $60 million and $35 million for the remainder of 2019 through 2023, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Includes AFUDC of approximately $15 million, $45 million, $45 million, $55 million and $45 million for the remainder of 2019 through 2023, respectively.

(d)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 5,740 MW.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 930 MW.

(f)	Construction of a natural gas pipeline is subject to certain conditions, including FERC approval. In addition, completion of another natural gas pipeline is subject to final permitting.

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

At March 31, 2019, NEER has entered into contracts with expiration dates ranging from June 2019 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines. Approximately $3.5 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates ranging from late April 2019 through 2050.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The required capacity and/or minimum payments under contracts, including those discussed above, at March 31, 2019 were estimated as follows:

	Remainder of 2019	2020	2021	2022	2023	Thereafter
	(millions)
FPL(a)	$750	$995	$985	$975	$970	$11,500
NEER(b)(c)	$2,315	$1,075	$175	$185	$110	$1,380
Corporate and Other(d)	$40	$5	$5	$—	$—	$—
———————————————

(a)
Includes approximately $240 million, $385 million, $415 million, $415 million, $410 million and $7,175 million for the remainder of 2019 through 2023 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $79 million and $73 million for the three months ended March 31, 2019 and 2018, respectively, of which $28 million and $22 million, respectively, were eliminated in consolidation at NEE.

(b)
Includes approximately $50 million, $65 million, $65 million, $65 million and $1,050 million for 2020 through 2023 and thereafter, respectively, of firm commitments related to a natural gas transportation agreement with a joint venture, in which NEER has a 31% equity investment, that is constructing a natural gas pipeline. These firm commitments are subject to the completion of construction of the pipeline.

(c)	Includes an approximately $55 million commitment to invest in clean power and technology businesses through 2022.

(d)
Excludes approximately $25 million, $20 million, $10 million, $10 million and $5 million for the remainder of 2019 through 2023, respectively, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

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

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils, except for Duane Arnold which has a sublimit of $500 million. NEE participates in co-insurance of 10% of the first $400 million of losses per site per occurrence. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $174 million ($106 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $3 million, $4 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets. If either FPL's or Gulf Power's future storm restoration costs exceed their respective storm reserve, FPL and Gulf Power may recover their storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL or Gulf Power, would be borne by NEE and either FPL or Gulf Power, and could have a material adverse effect on NEE's and FPL's financial condition, results of operations and liquidity.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13.  Segment Information

The table below presents information for NEE's two reportable segments, FPL, a rate-regulated utility business, and NEER, a competitive energy business, as well as for Gulf Power, a rate-regulated utility business acquired in January 2019. Corporate and Other represents other business activities and includes eliminating entries

	Three Months Ended March 31,
	2019						2018(a)
	FPL	Gulf Power(b)	NEER(c)		Corporate and Other	NEE Consoli- dated	FPL	NEER(c)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$2,618	$328	$1,135		$(6)	$4,075	$2,620	$1,241		$(4)	$3,857
Operating expenses - net	$1,761	$271	$864		$44	$2,940	$1,913	$843		$42	$2,798
Net income attributable to NEE	$588	$37	$301	(d)	$(246)	$680	$484	$3,929	(d)(e)	$18	$4,431
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	See Note 7 - Gulf Power.

(c)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NEER subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.

(d)	See Note 6 for a discussion of NEER's tax benefits related to PTCs.

(e)	Includes gain on deconsolidation of NEP. See Note 2.

	March 31, 2019					December 31, 2018
	FPL	Gulf Power(a)	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
					(millions)
Total assets	$54,324	$5,378	$44,526	$4,801	$109,029	$53,484	$43,530	$6,688	$103,702
———————————————

(a)	See Note 7 - Gulf Power.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL and Gulf Power. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended March 31,
	2019				2018(a)
	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,167	$2,908	$4,075	$—	$1,271	$2,586	$3,857
Operating expenses - net	(57)	(875)	(2,008)	(2,940)	(56)	(859)	(1,883)	(2,798)
Interest expense	—	(561)	(153)	(714)	(1)	(92)	(133)	(226)
Equity in earnings of subsidiaries	694	—	(694)	—	4,364	—	(4,364)	—
Equity in earnings of equity method investees	—	16	—	16	—	197	—	197
Gain on NEP deconsolidation	—	—	—	—	—	3,927	—	3,927
Other income - net	51	166	26	243	51	53	23	127
Income (loss) before income taxes	688	(87)	79	680	4,358	4,497	(3,771)	5,084
Income tax expense (benefit)	8	(94)	160	74	(73)	1,211	112	1,250
Net income (loss)	680	7	(81)	606	4,431	3,286	(3,883)	3,834
Net loss attributable to noncontrolling interests	—	74	—	74	—	597	—	597
Net income (loss) attributable to NEE	$680	$81	$(81)	$680	$4,431	$3,883	$(3,883)	$4,431
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	Represents primarily FPL and consolidating adjustments.

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31,
	2019				2018(a)
	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$656	$110	$(110)	$656	$4,470	$3,924	$(3,924)	$4,470
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2019				December 31, 2018
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$300	$36,804	$61,054	$98,158	$220	$37,145	$54,718	$92,083
Accumulated depreciation and amortization	(71)	(8,571)	(14,722)	(23,364)	(58)	(8,473)	(13,218)	(21,749)
Total property, plant and equipment - net	229	28,233	46,332	74,794	162	28,672	41,500	70,334
CURRENT ASSETS
Cash and cash equivalents	1	842	129	972	(1)	525	114	638
Receivables	202	1,638	1,134	2,974	292	1,771	906	2,969
Other	5	2,777	1,494	4,276	5	1,425	1,356	2,786
Total current assets	208	5,257	2,757	8,222	296	3,721	2,376	6,393
OTHER ASSETS
Investment in subsidiaries	33,850	—	(33,850)	—	33,397	—	(33,397)	—
Investment in equity method investees	—	6,735	—	6,735	—	6,748	—	6,748
Goodwill	1	589	2,898	3,488	1	587	303	891
Other	516	5,931	9,343	15,790	937	5,890	12,509	19,336
Total other assets	34,367	13,255	(21,609)	26,013	34,335	13,225	(20,585)	26,975
TOTAL ASSETS	$34,804	$46,745	$27,480	$109,029	$34,793	$45,618	$23,291	$103,702
CAPITALIZATION
Common shareholders' equity	$34,226	$7,463	$(7,463)	$34,226	$34,144	$7,917	$(7,917)	$34,144
Noncontrolling interests	—	3,614	—	3,614	—	3,269	—	3,269
Redeemable noncontrolling interests	—	71	—	71	—	468	—	468
Long-term debt	—	16,199	13,684	29,883	—	15,094	11,688	26,782
Total capitalization	34,226	27,347	6,221	67,794	34,144	26,748	3,771	64,663
CURRENT LIABILITIES
Debt due within one year	—	9,878	452	10,330	—	9,579	1,351	10,930
Accounts payable	7	1,615	776	2,398	32	1,730	624	2,386
Other	318	2,822	2,058	5,198	168	2,364	1,715	4,247
Total current liabilities	325	14,315	3,286	17,926	200	13,673	3,690	17,563
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	1,007	2,343	3,350	—	988	2,147	3,135
Deferred income taxes	(381)	2,663	5,768	8,050	(157)	2,778	4,746	7,367
Other	634	1,413	9,862	11,909	606	1,431	8,937	10,974
Total other liabilities and deferred credits	253	5,083	17,973	23,309	449	5,197	15,830	21,476
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$34,804	$46,745	$27,480	$109,029	$34,793	$45,618	$23,291	$103,702
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,
	2019				2018(a)
	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$979	$353	$265	$1,597	$1,391	$503	$(603)	$1,291
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(108)	(1,224)	(5,697)	(7,029)	—	(2,385)	(1,203)	(3,588)
Capital contributions from NEE	(276)	—	276	—	(853)	—	853	—
Proceeds from sale or maturity of securities in special use funds and other investments	—	404	562	966	—	489	430	919
Purchases of securities in special use funds and other investments	—	(423)	(596)	(1,019)	—	(506)	(533)	(1,039)
Other - net	12	104	21	137	12	11	18	41
Net cash used in investing activities	(372)	(1,139)	(5,434)	(6,945)	(841)	(2,391)	(435)	(3,667)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	2,051	717	2,768	—	804	1,000	1,804
Retirements of long-term debt	—	(127)	(39)	(166)	—	(155)	(787)	(942)
Net change in commercial paper	—	412	(860)	(448)	—	1,403	(126)	1,277
Repayments of other short-term debt	—	(50)	—	(50)	—	—	(250)	(250)
Payments from (to) related parties under CSCS agreement - net	—	(24)	—	(24)	—	—	2	2
Issuances of common stock - net	20	—	—	20	7	—	—	7
Dividends on common stock	(598)	—	—	(598)	(523)	—	—	(523)
Contributions from (dividends to) NEE	—	(895)	895	—	—	(1,191)	1,191	—
Other - net	(27)	(38)	(10)	(75)	(32)	(9)	(24)	(65)
Net cash provided by (used in) financing activities	(605)	1,329	703	1,427	(548)	852	1,006	1,310
Effects of currency translation on cash, cash equivalents and restricted cash	—	9	—	9	—	(9)	—	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	2	552	(4,466)	(3,912)	2	(1,045)	(32)	(1,075)
Cash, cash equivalents and restricted cash at beginning of period	(1)	533	4,721	5,253	1	1,807	175	1,983
Cash, cash equivalents and restricted cash at end of period	$1	$1,085	$255	$1,341	$3	$762	$143	$908
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	Represents primarily FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than five million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2018 MWh produced on a net generation basis. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER, as well as Gulf Power, acquired in January 2019 (see Note 7 - Gulf Power), and Corporate and Other, which is primarily comprised of the operating results of NEET and other business activities, as well as other income and expense items, including interest expense, and eliminating entries. See Note 13 for additional segment information. The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2018 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period. Certain 2018 amounts have been retrospectively adjusted for an accounting standards update related to leases.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	(millions)
FPL	$588	$484	$1.22	$1.02
Gulf Power(a)	37	—	0.08	—
NEER(b)	301	3,929	0.63	8.26
Corporate and Other	(246)	18	(0.52)	0.04
NEE	$680	$4,431	$1.41	$9.32
———————————————

(a)	Gulf Power was acquired in January 2019. See Note 7 - Gulf Power.

(b)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and differential membership interests sold by NEER's subsidiaries.

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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended March 31,
	2019	2018
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$(366)	$88
Tax reform-related, including impact of tax rate change on differential membership interests(b)	$(22)	$465
NEP investment gains, net(c)	$(36)	$2,966
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net(d)	$84	$(11)
Operating results of solar projects in Spain - NEER	$1	$(6)
Acquisition-related - Corporate and Other	$(41)	$—
———————————————

(a)
For the three months ended March 31, 2019 and 2018, approximately $174 million of losses and $93 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

(b)
For the three months ended March 31, 2019 and 2018, approximately $22 million and $467 million of tax reform-related impacts, respectively, including the impact of tax rate change on differential membership interests, relates to NEER; the balance for 2018 relates to Corporate and Other.

(c)	For the three months ended March 31, 2019 and 2018, approximately $36 million and $2,993 million, respectively, relates to NEER; the balance in 2018 relates to Corporate and Other. See Note 2.

(d)
For the three months ended March 31, 2019 and 2018, approximately $84 million of gains and $13 million of losses are included in NEER's net income; the balance in 2018 is included in Corporate and Other.

NEE segregates into two categories unrealized mark-to-market gains and losses and timing impacts related to derivative transactions. The first category, referred to as non-qualifying hedges, represents certain energy derivative, interest rate derivative and foreign currency transactions entered into as economic hedges, which do not meet the requirements for hedge accounting or for which hedge accounting treatment was not elected or has been discontinued. Changes in the fair value of those transactions are marked to market and reported in the condensed consolidated statements of income, resulting in earnings volatility because the economic offset to certain of the positions are generally not marked to market. As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions. For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE's management views results expressed excluding the impact of the non-qualifying hedges as a meaningful measure of current period performance. The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities. At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause. See Note 4.

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended March 31, 2019 was lower than the prior year period by $3,751 million, reflecting lower results at NEER and Corporate and Other, partly offset by higher results at FPL and the addition of results from Gulf Power.

FPL's increase in net income for the three months ended March 31, 2019 was primarily driven by continued investments in plant in service and other property. FPL earned an 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of March 31, 2019, compared to an 11.17% regulatory ROE for the comparable period in 2018.

NEER's results decreased for the three months ended March 31, 2019 primarily reflecting the absence of the 2018 NEP investment gain upon deconsolidation and the 2018 favorable adjustment of differential membership interests related to the decrease in federal corporate income tax rates effective January 1, 2018, as well as 2019 losses from non-qualifying hedge activity.

Corporate and Other's results decreased for the three months ended March 31, 2019 primarily due to unfavorable non-qualifying hedge activity, acquisition and transition costs incurred in 2019 and higher interest costs.

NEE's effective income tax rates for the three months ended March 31, 2019 and 2018 were 11% and 25%, respectively. The decrease in rates for the three months ended March 31, 2019 primarily reflects the impact of PTCs and ITCs on lower pre-tax income for the three months ended March 31, 2019. Additionally, for the three months ended March 31, 2018, the effective income tax rate was impacted by an adjustment related to differential membership interests. See Note 6.

In March 2019, subsidiaries of NEER entered into an agreement to sell their ownership interests in three wind generation facilities and three solar generation facilities with a total net generating capacity of approximately 611 MW to a subsidiary of NEP. See Note 11 - Assets and Liabilities Associated with Assets Held for Sale.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average retail rate base for the three months ended March 31, 2019 by approximately $2.9 billion when compared to the same period in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions. At the end of the first quarter of 2019, the Okeechobee Clean Energy Center, an approximately 1,750 MW natural gas-fired combined-cycle unit, achieved commercial operation.

The use of reserve amortization is permitted by a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers by the FPSC. During the three months ended March 31, 2019, FPL recorded reserve amortization of approximately $156 million. During the three months ended March 31, 2018, FPL did not record any reserve amortization.

Operating Revenues
During the three months ended March 31, 2019, FPL’s operating revenues decreased $2 million, primarily related to a decrease of approximately $48 million due to lower storm-related revenues as a result of the conclusion of the Hurricane Matthew surcharge in February 2018. This decrease was partly offset by an increase of approximately $26 million related to the acquisition of the entity that owns Florida City Gas in July 2018. In addition, retail base revenues increased approximately $16 million for the three months ended March 31, 2019 primarily reflecting additional revenues related to retail base rate increases associated with the addition of new solar generation in 2018 and 2019. Retail base revenues during the three months ended March 31, 2019 were also impacted by a decrease of 1.5% in the average usage per retail customer and an increase of 2.0% in the average number of customer accounts.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense increased $17 million for the three months ended March 31, 2019 reflecting higher fuel charges of approximately $15 million primarily due to higher fuel and energy prices.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $171 million during the three months ended March 31, 2019. FPL recorded approximately $156 million of reserve amortization in the three months ended March 31, 2019 compared to the absence of any reserve amortization in the three months ended March 31, 2018. Reserve amortization reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to accrued asset removal costs which is included in noncurrent regulatory liabilities on the condensed consolidated balance sheets. At March 31, 2019, approximately $385 million remains in accrued asset removal costs related to reserve amortization. The decrease in depreciation and amortization expense during the three months ended March 31, 2019 also reflects lower storm-recovery cost amortization as a result of the conclusion, in February 2018, of the recovery of restoration costs from hurricanes that impacted FPL's service territory in 2016, partly offset by increased depreciation related to higher plant in service balances.

Gulf Power: Results of Operations

Following its acquisition in January 2019, Gulf Power contributed approximately $37 million of net income attributable to NEE for the three months ended March 31, 2019. Gulf Power's operating revenues were approximately $328 million and operating expenses totaled $271 million for the three months ended March 31, 2019.

NEER: Results of Operations

NEER’s net income less net loss attributable to noncontrolling interests decreased $3,628 million for the three months ended March 31, 2019. The primary drivers, on an after-tax basis, of the changes are in the following table.

Increase (Decrease) From Prior Year Period
Three Months Ended March 31, 2019
(millions)
New investments(a)	$38
Existing assets(a)	(49)
Gas infrastructure(a)	16
Customer supply and proprietary power and gas trading(b)	30
Asset sales	(28)
Interest and other general and administrative expenses(c)	7
Income taxes	11
Other	28
Change in non-qualifying hedge activity(d)	(267)
Tax reform-related, including impact of income tax rate change on differential membership interests(d)	(489)
NEP investment gains, net(d)	(3,029)
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net(d)	97
Operating results of the solar projects in Spain(d)	7
Decrease in net income less net loss attributable to noncontrolling interests	$(3,628)
———————————————

(a)
Reflects after-tax project contributions, including PTCs and ITCs for wind and solar projects, as applicable, but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects and pipelines are included in new investments during the first twelve months of operation or ownership. Project results are included in existing assets and pipeline results are included in gas infrastructure beginning with the thirteenth month of operation or ownership.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)
Includes differential membership interest costs. Excludes unrealized mark-to-market gains and losses related to interest rate derivative contracts, which are included in change in non-qualifying hedge activity.

(d)	See Overview - Adjusted Earnings for additional information.

New Investments
Results from new investments for the three months ended March 31, 2019 increased primarily due to higher earnings, including federal income tax credits, related to new wind and solar generating facilities that entered service during or after the three months ended March 31, 2018.

Existing Assets
Results from existing assets for the three months ended March 31, 2019 decreased primarily due to lower wind resource as compared to the prior year period.

Other Factors
Supplemental to the primary drivers of the changes in NEER's net income less net loss attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2019 decreased $106 million primarily due to:

•
the impact of losses from non-qualifying commodity hedges (approximately $63 million of losses for the three months ended March 31, 2019 compared to $84 million of gains for the comparable period in 2018), and

•	lower revenues from existing assets of $92 million primarily related to lower wind resource as compared to the prior year period, partly offset by,

•	increases in revenues from the proprietary power and gas trading and customer supply businesses of $106 million, and

•	revenues from new investments of $39 million.

Operating Expenses - net
Operating expenses - net for the three months ended March 31, 2019 increased $21 million primarily due to higher operating expenses associated with new investments of approximately $30 million.

Interest Expense
NEER’s interest expense for the three months ended March 31, 2019 increased approximately $148 million primarily reflecting $160 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments.

Equity in Earnings of Equity Method Investees
The decrease in equity in earnings of equity method investees primarily reflects approximately $150 million related to the absence of a 2018 favorable adjustment to the differential membership interests at NEP due to the decrease in federal corporate income tax rates, as well as equity in losses of NEP recorded during the three months ended March 31, 2019. These decreases were partly offset by increased equity in earnings of other equity method investees.

Gain on NEP Deconsolidation
The NEP deconsolidation resulted in a gain of approximately $3.9 billion ($3.0 billion after tax) in NEE's condensed consolidated statements of income during the three months ended March 31, 2018. See Note 2.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds - net
Changes in the fair value of equity securities in NEER's nuclear decommissioning funds, primarily equity securities in NEER's special use funds, relate to market conditions.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs from solar and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. Also see Note 6 for a discussion of tax reform-related impacts, PTCs and ITCs.

Net (Income) Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests primarily represents the activity related to the sales of differential membership interests. The decrease in 2019 primarily reflects the absence of a 2018 adjustment of approximately $497 million ($373 million after-tax) related to the decrease in federal corporate income tax rate effective January 1, 2018.

Corporate and Other: Results of Operations

Corporate and Other is primarily comprised of the operating results of NEET and other business activities, corporate interest income and expenses. Corporate and Other allocates a portion of NEECH's corporate interest expense to NEER. Interest expense is allocated based on a deemed capital structure of 70% debt and differential membership interests sold by NEER's subsidiaries.

Corporate and Other's results decreased $264 million during the three months ended March 31, 2019 primarily reflecting higher after-tax losses of approximately $187 million related to non-qualifying hedge activity, acquisition and transition costs incurred in 2019 and higher interest costs associated with higher debt balances related to the Gulf Power acquisition financing.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, payment of maturing debt obligations and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt and, from time to time, equity securities, proceeds from differential membership investors and sales of assets to NEP or third parties consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows
NEE's sources and uses of cash for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018(a)
	(millions)
Sources of cash:
Cash flows from operating activities	$1,597	$1,291
Issuances of long-term debt	2,768	1,804
Payments from related parties under a cash sweep and credit support agreement – net	—	2
Issuances of common stock - net	20	7
Net increase in commercial paper and other short-term debt	—	1,027
Other sources - net	137	41
Total sources of cash	4,522	4,172
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(7,029)	(3,588)
Retirements of long-term debt	(166)	(942)
Net decrease in commercial paper and other short-term debt	(498)	—
Payments to related parties under a cash sweep and credit support agreement – net	(24)	—
Dividends	(598)	(523)
Other uses - net	(128)	(185)
Total uses of cash	(8,443)	(5,238)
Effects of currency translation on cash, cash equivalents and restricted cash	9	(9)
Net decrease in cash, cash equivalents and restricted cash	$(3,912)	$(1,075)
———————————————
(a) Amounts have been retrospectively adjusted for an accounting standard update related to leases.

For significant financing activity that occurred in April 2019, see Note 10.

NEE's primary capital requirements are for expanding and enhancing FPL's and Gulf Power's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2019 through 2023 and thereafter. The following table provides a summary of the major capital investments for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(millions)
FPL:
Generation:
New	$199	$66
Existing	291	276
Transmission and distribution	651	583
Nuclear fuel	36	37
General and other	63	76
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	(100)	165
Total	1,140	1,203
Gulf Power	95	—
NEER:
Wind	456	1,557
Solar	253	390
Nuclear, including nuclear fuel	75	91
Natural gas pipelines	104	112
Other	316	223
Total	1,204	2,373
Corporate and Other, primarily the acquisition of Gulf Power (see Note 7 - Gulf Power)	4,590	12
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$7,029	$3,588

Liquidity

At March 31, 2019, NEE's total net available liquidity was approximately $8.5 billion. The table below provides the components of FPL's, Gulf Power's and NEECH's net available liquidity at March 31, 2019:

					Maturity Date
	FPL	Gulf Power	NEECH	Total	FPL	Gulf Power	NEECH
	(millions)
Bank revolving line of credit facilities(a)	$2,943	—	$5,297	$8,240	2019 - 2024		2019 - 2024
Issued letters of credit	(3)	—	(62)	(65)
	2,940	—	5,235	8,175

Revolving credit facilities(b)	1,000	280	1,150	2,430	2019 - 2021	2019 - 2020	2019 - 2021
Borrowings	—	(75)	—	(75)
	1,000	205	1,150	2,355

Letter of credit facilities(c)	—	—	900	900			2020 - 2021
Issued letters of credit	—	—	(684)	(684)
	—	—	216	216

Subtotal	3,940	205	6,601	10,746

Cash and cash equivalents	77	50	842	969
Commercial paper and other short-term borrowings outstanding(d)	(396)	—	(2,820)	(3,216)
Net available liquidity	$3,621	$255	$4,623	$8,499
———————————————

(a)
Provide for the funding of loans up to $8,240 million ($2,943 million for FPL) and the issuance of letters of credit up to $2,450 million ($575 million for FPL). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s bank revolving line of credit facilities are also available to support the purchase of $893 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $236 million of floating rate notes in the event an individual noteholder requires repayment prior to maturity. Approximately $2,314 million of FPL's and $4,109 million of NEECH's bank revolving line of credit facilities expire in 2024.

(b)
Gulf Power's revolving credit facilities are available for general corporate purposes, as well as to support the purchase of approximately $82 million of its tax exempt bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity.

(c)	Only available for the issuance of letters of credit.

(d)	Excludes short-term borrowings of $4,500 million to purchase Gulf Power, which borrowings were repaid in April 2019. See Note 7 - Gulf Power and Note 10.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At March 31, 2019, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at March 31, 2019, NEE subsidiaries had approximately $5.4 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations (see Note 7 - Trans Bay Cable, LLC).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At March 31, 2019, these guarantees totaled approximately $583 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At March 31, 2019, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at March 31, 2019) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $591 million.

At March 31, 2019, subsidiaries of NEE also had approximately $1.3 billion of standby letters of credit and approximately $346 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2019 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Three months ended March 31, 2019
Fair value of contracts outstanding at December 31, 2018	$593	$794	$(41)	$—	$1,346
Reclassification to realized at settlement of contracts	(47)	7	26	1	(13)
Net option premium purchases (issuances)	10	—	—	—	10
Gulf Power acquisition	—	—	—	(6)	(6)
Changes in fair value excluding reclassification to realized	53	(57)	1	—	(3)
Fair value of contracts outstanding at March 31, 2019	609	744	(14)	(5)	1,334
Net margin cash collateral paid (received)					(61)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2019	$609	$744	$(14)	$(5)	$1,273

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2019 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2019
(millions)
Current derivative assets	$467
Noncurrent derivative assets	1,305
Current derivative liabilities	(241)
Noncurrent derivative liabilities	(258)
NEE's total mark-to-market energy contract net assets	$1,273

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2019 were as follows:

	Maturity
	2019	2020	2021	2022	2023	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(54)	$12	$5	$(5)	$—	$—	$(42)
Significant other observable inputs	73	45	8	(10)	—	27	143
Significant unobservable inputs	134	43	35	50	61	185	508
Total	153	100	48	35	61	212	609
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	18	(14)	(2)	—	—	—	2
Significant other observable inputs	81	65	63	56	24	(47)	242
Significant unobservable inputs	13	23	32	35	46	351	500
Total	112	74	93	91	70	304	744
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	2	1	—	—	—	—	3
Significant unobservable inputs	(8)	(9)	—	—	—	—	(17)
Total	(6)	(8)	—	—	—	—	(14)
Owned Assets - Gulf Power Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(5)	—	—	—	—	—	(5)
Significant unobservable inputs	—	—	—	—	—	—	—
Total	(5)	—	—	—	—	—	(5)
Total sources of fair value	$254	$166	$141	$126	$131	$516	$1,334

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2018	$—	$5	$5	$—	$47	$48	$—	$43	$44
March 31, 2019	$—	$2	$2	$1	$21	$21	$1	$22	$22
Average for the three months ended March 31, 2019	$—	$2	$2	$1	$34	$34	$1	$33	$33
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,000	$2,000	$1,956	$1,956
Other investments, primarily debt securities	$186	$186	$180	$180
Long-term debt, including current portion	$32,497	$34,165	$29,498	$30,043
Interest rate contracts - net unrealized losses	$(740)	$(740)	$(416)	$(416)
FPL:
Fixed income securities - special use funds	$1,499	$1,499	$1,513	$1,513
Long-term debt, including current portion	$12,379	$13,756	$11,783	$12,613
———————————————

(a)	See Note 5.

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

At March 31, 2019, NEE had interest rate contracts with a notional amount of approximately $17.5 billion related to outstanding and expected future debt issuances and borrowings, of which $15.6 billion manages exposure to the variability of cash flows associated with outstanding and expected future debt issuances at NEECH and NEER. The remaining $1.9 billion of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. In April 2019, NEECH terminated a forward starting interest rate swap agreement with a notional amount of $5.2 billion. See Note 4.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE's net liabilities would increase by approximately $1,959 million ($610 million for FPL) at March 31, 2019.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $3,430 million and $3,046 million ($2,109 million and $1,850 million for FPL) at March 31, 2019 and December 31, 2018, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At March 31, 2019, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $316 million ($197 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At March 31, 2019, approximately 93% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2019.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2018 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2018 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described in the 2018 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2019 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/19 - 1/31/19	—	—	—	45,000,000
2/1/19 - 2/28/19	56,835	$184.04	—	45,000,000
3/1/19 - 3/31/19	474	$191.08	—	45,000,000
Total	57,309	$184.10	—
————————————

(a)
Includes: (1) in February 2019, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in March 2019, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.

(b)	In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock over an unspecified period.

Item 5. Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - NEER - Generation and Other Operations - NEER Fuel/Technology Mix - Nuclear Facilities in the 2018 Form 10-K.

In March 2019, the NRC approved NEER's application to renew Seabrook's operating license for an additional 20 years. Seabrook's operating license now expires in 2050.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
4(a)	One Hundred Twenty-Ninth Supplemental Indenture dated as of February 1, 2019 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
*4(b)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 27, 2019, creating the Floating Rate Debentures, Series due February 25, 2022 (filed as Exhibit 4(a) to Form 8-K dated February 27, 2019, File No. 1-8841)
x
*4(c)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 27, 2019, creating the 3.20% Debentures, Series due February 25, 2022 (filed as Exhibit 4(b) to Form 8-K dated February 27, 2019, File No. 1-8841)
x
*4(d)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 6, 2019, creating the 3.30% Debentures, Series due August 15, 2022 (filed as Exhibit 4(a) to Form 8-K dated March 6, 2019, File No. 1-8841)
x
*4(e)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated March 15, 2019, creating the Series N Junior Subordinated Debentures due March 1, 2079 (filed as Exhibit 4 to Form 8-K dated March 15, 2019, File No. 1-8841)
x
*4(f)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 27, 2019, creating the Floating Rate Debentures, Series due September 28, 2020 (filed as Exhibit 4(a) to Form 8-K dated March 27, 2019, File No. 1-8841)
x
*4(g)
Officer's Certificate of Florida Power & Light Company, dated March 27, 2019, creating the Floating Rate Notes, Series due March 27, 2069 (filed as Exhibit 4(b) to Form 8-K dated March 27, 2019, File No. 2-27612)
		x	x
*4(h)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated April 4, 2019, creating the 2.90% Debentures, Series due April 1, 2022 (filed as Exhibit 4(a) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(i)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated April 4, 2019, creating the 3.15% Debentures, Series due April 1, 2024 (filed as Exhibit 4(b) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(j)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated April 4, 2019, creating the 3.25% Debentures, Series due April 1, 2026 (filed as Exhibit 4(c) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(k)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated April 4, 2019, creating the 3.50% Debentures, Series due April 1, 2029 (filed as Exhibit 4(d) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(l)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated April 4, 2019, creating the Series O Junior Subordinated Debentures due May 1, 2079 (filed as Exhibit 4(e) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*10(a)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2019 (filed as Exhibit 10(hh) to Form 10-K for the year ended December 31, 2018, File No. 1-8841)	x
10(b)	Executive Retention Employment Agreement between NextEra Energy, Inc. and Rebecca J. Kujawa dated as of March 1, 2019	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
_________________________

*	Incorporated herein by reference

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

Date: April 23, 2019

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer of NextEra Energy, Inc. (Principal Accounting Officer of NextEra Energy, Inc.)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller of Florida Power & Light Company (Principal Accounting Officer of Florida Power & Light Company)