Form 10-Q
period 2019-06-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2019-07-24
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number
1-8841	NEXTERA ENERGY, INC.	59-2449419
2-27612	FLORIDA POWER & LIGHT COMPANY	59-0247775

700 Universe Boulevard
Juno Beach, Florida 33408
(561) 694-4000

State or other jurisdiction of incorporation or organization:  Florida

Securities registered pursuant to Section 12(b) of the Act:

Registrants	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NextEra Energy, Inc.	Common Stock, $0.01 Par Value	NEE	New York Stock Exchange
	6.123% Corporate Units	NEE.PRR	New York Stock Exchange

Florida Power & Light Company	None

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at June 30, 2019: 479,102,549

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at June 30, 2019, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018(a)	2019	2018(a)
OPERATING REVENUES	$4,970	$4,063	$9,044	$7,920
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	1,074	894	2,041	1,713
Other operations and maintenance	900	848	1,715	1,618
Acquisition-related	6	1	22	1
Depreciation and amortization	1,181	831	1,952	1,688
Gains on disposal of businesses/assets - net	(354)	(28)	(380)	(42)
Taxes other than income taxes and other - net	416	371	812	737
Total operating expenses - net	3,223	2,917	6,162	5,715
OPERATING INCOME	1,747	1,146	2,882	2,205
OTHER INCOME (DEDUCTIONS)
Interest expense	(601)	(394)	(1,315)	(620)
Equity in earnings (losses) of equity method investees	(6)	52	10	249
Allowance for equity funds used during construction	12	22	37	44
Interest income	13	10	25	28
Gain on NEP deconsolidation	—	—	—	3,927
Gains on disposal of investments and other property - net	8	3	31	53
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net	39	13	156	(7)
Other net periodic benefit income	35	51	86	102
Other - net	16	10	31	16
Total other income (deductions) - net	(484)	(233)	(939)	3,792
INCOME BEFORE INCOME TAXES	1,263	913	1,943	5,997
INCOME TAXES	124	226	198	1,476
NET INCOME	1,139	687	1,745	4,521
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	95	94	169	691
NET INCOME ATTRIBUTABLE TO NEE	$1,234	$781	$1,914	$5,212
Earnings per share attributable to NEE:
Basic	$2.58	$1.66	$4.00	$11.07
Assuming dilution	$2.56	$1.61	$3.97	$10.93
Weighted-average number of common shares outstanding:
Basic	478.9	471.1	478.6	470.9
Assuming dilution	482.8	475.2	482.3	474.7
———————————————
(a) Amounts have been retrospectively adjusted for an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018(a)	2019	2018(a)
NET INCOME	$1,139	$687	$1,745	$4,521
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of less than $1, $2, $3 and $5 tax expense, respectively)	8	7	18	14
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $3 tax expense, $1 tax benefit, $6 tax expense and $3 tax benefit, respectively)	7	(3)	15	(9)
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1 tax benefit, less than $1 tax expense, $1 tax expense and $1 tax benefit, respectively)	(1)	—	1	—
Defined benefit pension and other benefits plans:
Net unrealized gain (loss) and unrecognized prior service benefit (cost) (net of less than $1, $16 and less than $1 tax benefit, respectively)	(1)	—	(53)	(1)
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1, less than $1 and $1 tax benefit, respectively)	—	(1)	(1)	(2)
Net unrealized gains (losses) on foreign currency translation	8	—	18	(20)
Other comprehensive income related to equity method investees (net of less than $1 tax expense, less than $1 and less than $1 tax benefit, and $1 tax expense, respectively)	1	2	—	4
Total other comprehensive income (loss), net of tax	22	5	(2)	(14)
IMPACT OF NEP DECONSOLIDATION (NET OF $15 TAX EXPENSE)	—	—	—	58
COMPREHENSIVE INCOME	1,161	692	1,743	4,565
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	95	94	169	691
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$1,256	$786	$1,912	$5,256
______________________
(a) Amounts have been retrospectively adjusted for an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2019	December 31, 2018
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$91,147	$81,986
Nuclear fuel	1,668	1,740
Construction work in progress	7,236	8,357
Accumulated depreciation and amortization	(23,915)	(21,749)
Total property, plant and equipment - net ($9,811 and $10,553 related to VIEs, respectively)	76,136	70,334
CURRENT ASSETS
Cash and cash equivalents	1,019	638
Customer receivables, net of allowances of $10 and $10, respectively	2,553	2,302
Other receivables	568	667
Materials, supplies and fossil fuel inventory	1,427	1,223
Regulatory assets ($6 and $41 related to a VIE, respectively)	496	448
Derivatives	805	564
Other	603	551
Total current assets	7,471	6,393
OTHER ASSETS
Special use funds	6,547	5,886
Investment in equity method investees	7,202	6,748
Prepaid benefit costs	1,310	1,284
Regulatory assets	3,577	3,290
Derivatives	1,626	1,355
Goodwill	3,496	891
Other	3,187	7,521
Total other assets	26,945	26,975
TOTAL ASSETS	$110,552	$103,702
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 479 and 478, respectively)	$5	$5
Additional paid-in capital	10,542	10,490
Retained earnings	24,554	23,837
Accumulated other comprehensive loss	(191)	(188)
Total common shareholders' equity	34,910	34,144
Noncontrolling interests ($3,511 and $3,265 related to VIEs, respectively)	3,516	3,269
Total equity	38,426	37,413
Redeemable noncontrolling interests	68	468
Long-term debt ($864 and $1,020 related to VIEs, respectively)	33,947	26,782
Total capitalization	72,441	64,663
CURRENT LIABILITIES
Commercial paper	4,382	2,749
Other short-term debt	715	5,465
Current portion of long-term debt ($65 and $74 related to VIEs, respectively)	2,673	2,716
Accounts payable	2,598	2,386
Customer deposits	487	445
Accrued interest and taxes	853	477
Derivatives	343	675
Accrued construction-related expenditures	862	1,195
Regulatory liabilities	350	325
Other	1,149	1,130
Total current liabilities	14,412	17,563
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	3,383	3,135
Deferred income taxes	8,086	7,367
Regulatory liabilities	9,767	9,009
Derivatives	892	516
Other	1,571	1,449
Total other liabilities and deferred credits	23,699	21,476
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$110,552	$103,702

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,745	$4,521
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,952	1,688
Nuclear fuel and other amortization	172	131
Unrealized gains on marked to market derivative contracts – net	(16)	(1)
Foreign currency transaction losses	12	11
Deferred income taxes	102	1,391
Cost recovery clauses and franchise fees	(103)	(49)
Equity in earnings of equity method investees	(10)	(249)
Distributions of earnings from equity method investees	233	173
Gains on disposal of businesses, assets and investments – net	(411)	(95)
Gain on NEP deconsolidation	—	(3,927)
Other - net	(111)	(87)
Changes in operating assets and liabilities:
Current assets	(123)	(114)
Noncurrent assets	(157)	(6)
Current liabilities	(20)	(425)
Noncurrent liabilities	16	(26)
Net cash provided by operating activities	3,281	2,936
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,302)	(2,414)
Acquisition and capital expenditures of Gulf Power	(4,704)	—
Independent power and other investments of NEER	(2,509)	(3,220)
Nuclear fuel purchases	(169)	(188)
Other capital expenditures and other investments	(216)	(101)
Sale of independent power and other investments of NEER	995	311
Proceeds from sale or maturity of securities in special use funds and other investments	2,059	1,788
Purchases of securities in special use funds and other investments	(2,105)	(1,992)
Distributions from equity method investees of independent power investments	—	633
Other - net	60	(172)
Net cash used in investing activities	(8,891)	(5,355)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	7,554	2,875
Retirements of long-term debt	(1,876)	(1,214)
Net change in commercial paper	1,632	705
Proceeds from other short-term debt	—	200
Repayments of other short-term debt	(4,600)	(250)
Payments from related parties under a cash sweep and credit support agreement – net	671	50
Issuances of common stock - net	26	11
Dividends on common stock	(1,197)	(1,047)
Other - net	(158)	(143)
Net cash provided by financing activities	2,052	1,187
Effects of currency translation on cash, cash equivalents and restricted cash	8	(15)
Net decrease in cash, cash equivalents and restricted cash	(3,550)	(1,247)
Cash, cash equivalents and restricted cash at beginning of period	5,253	1,983
Cash, cash equivalents and restricted cash at end of period	$1,703	$736
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,514	$1,772
———————————————
(a) Amounts have been retrospectively adjusted for an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2018	478	$5	$10,490	$(188)	$23,837	$34,144	$3,269	$37,413
Net income (loss)	—	—	—	—	680	680	(74)
Share-based payment activity	1	—	30	—	—	30	—
Dividends on common stock(a)	—	—	—	—	(598)	(598)	—
Other comprehensive loss	—	—	—	(24)	—	(24)	—
Differential membership interests activity	—	—	—	—	—	—	389
Other	—	—	(5)	(1)	—	(6)	30
Balances, March 31, 2019	479	5	10,515	(213)	23,919	34,226	3,614	$37,840
Net income (loss)	—	—	—	—	1,234	1,234	(95)
Share-based payment activity	—	—	47	—	—	47	—
Dividends on common stock(a)	—	—	—	—	(599)	(599)	—
Other comprehensive income	—	—	—	22	—	22	—
Differential membership interests activity	—	—	—	—	—	—	(146)
Other	—	—	(20)	—	—	(20)	143
Balances, June 30, 2019	479	$5	$10,542	$(191)	$24,554	$34,910	$3,516	$38,426
———————————————

(a)	Dividends per share were $1.25 and $1.25 for the three months ended June 30, 2019 and March 31, 2019, respectively.

	Common Stock		Additional Paid-In Capital(a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings(a)	Total Common Shareholders' Equity(a)	Non- controlling Interests(a)	Total Equity(a)
	Shares	Aggregate Par Value
Balances, December 31, 2017	471	$5	$9,100	$111	$19,020	$28,236	$1,295	$29,531
Net income (loss)	—	—	—	—	4,431	4,431	(597)
Share-based payment activity	—	—	5	—	—	5	—
Dividends on common stock(b)	—	—	—	—	(523)	(523)	—
Other comprehensive loss	—	—	—	(19)	—	(19)	—
Impact of NEP deconsolidation(c)	—	—	—	58	—	58	(2,700)
Adoption of accounting standards updates	—	—	590	(328)	280	542	5,303
Differential membership interests activity	—	—	—	—	—	—	(14)
Other	—	—	1	—	(1)	—	—
Balances, March 31, 2018	471	5	9,696	(178)	23,207	32,730	3,287	$36,017
Net income (loss)	—	—	—	—	781	781	(94)
Share-based payment activity	1	—	38	—	—	38	—
Dividends on common stock(b)	—	—	—	—	(524)	(524)	—
Other comprehensive income	—	—	—	5	—	5	—
Differential membership interests activity	—	—	—	—	—	—	(46)
Other	—	—	—	—	1	1	4
Balances, June 30, 2018	472	$5	$9,734	$(173)	$23,465	$33,031	$3,151	$36,182
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	Dividends per share were $1.11 and $1.11 for the three months ended June 30, 2018 and March 31, 2018, respectively.

(c)	See Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018(a)	2019	2018(a)
OPERATING REVENUES	$3,158	$2,908	$5,776	$5,528
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	806	765	1,535	1,477
Other operations and maintenance	387	387	727	732
Depreciation and amortization	776	513	1,152	1,059
Taxes other than income taxes and other - net	335	322	650	632
Total operating expenses - net	2,304	1,987	4,064	3,900
OPERATING INCOME	854	921	1,712	1,628
OTHER INCOME (DEDUCTIONS)
Interest expense	(152)	(140)	(291)	(274)
Allowance for equity funds used during construction	10	20	35	42
Other - net	2	1	2	2
Total other deductions - net	(140)	(119)	(254)	(230)
INCOME BEFORE INCOME TAXES	714	802	1,458	1,398
INCOME TAXES	51	176	207	288
NET INCOME(b)	$663	$626	$1,251	$1,110
_______________________

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2019	December 31, 2018
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$52,914	$49,640
Nuclear fuel	1,116	1,189
Construction work in progress	2,138	3,888
Accumulated depreciation and amortization	(13,337)	(13,218)
Total electric utility plant and other property - net	42,831	41,499
CURRENT ASSETS
Cash and cash equivalents	93	112
Customer receivables, net of allowances of $2 and $3, respectively	1,293	1,026
Other receivables	329	284
Materials, supplies and fossil fuel inventory	729	670
Regulatory assets ($6 and $41 related to a VIE, respectively)	396	447
Other	162	239
Total current assets	3,002	2,778
OTHER ASSETS
Special use funds	4,507	4,056
Prepaid benefit costs	1,442	1,407
Regulatory assets	2,722	2,843
Goodwill	302	302
Other	457	599
Total other assets	9,430	9,207
TOTAL ASSETS	$55,263	$53,484
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	10,851	10,601
Retained earnings	8,891	9,040
Total common shareholder's equity	21,115	21,014
Long-term debt	13,358	11,688
Total capitalization	34,473	32,702
CURRENT LIABILITIES
Commercial paper	776	1,256
Current portion of long-term debt ($36 and $74 related to a VIE, respectively)	62	95
Accounts payable	761	731
Customer deposits	448	442
Accrued interest and taxes	647	376
Accrued construction-related expenditures	278	323
Regulatory liabilities	318	310
Other	388	543
Total current liabilities	3,678	4,076
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,249	2,147
Deferred income taxes	5,319	5,165
Regulatory liabilities	9,079	8,886
Other	465	508
Total other liabilities and deferred credits	17,112	16,706
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$55,263	$53,484

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,251	$1,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,152	1,059
Nuclear fuel and other amortization	85	77
Deferred income taxes	70	268
Cost recovery clauses and franchise fees	(72)	(49)
Other - net	25	(48)
Changes in operating assets and liabilities:
Current assets	(259)	(139)
Noncurrent assets	(37)	(15)
Current liabilities	249	(326)
Noncurrent liabilities	(8)	(55)
Net cash provided by operating activities	2,456	1,882
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,302)	(2,414)
Nuclear fuel purchases	(93)	(90)
Proceeds from sale or maturity of securities in special use funds	1,276	1,101
Purchases of securities in special use funds	(1,333)	(1,228)
Other - net	5	22
Net cash used in investing activities	(2,447)	(2,609)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,698	1,594
Retirements of long-term debt	(49)	(798)
Net change in commercial paper	(481)	(700)
Repayments of other short-term debt	—	(250)
Capital contributions from NEE	250	850
Dividends to NEE	(1,400)	—
Other - net	(21)	(31)
Net cash provided by (used in) financing activities	(3)	665
Net increase (decrease) in cash, cash equivalents and restricted cash	6	(62)
Cash, cash equivalents and restricted cash at beginning of period	254	174
Cash, cash equivalents and restricted cash at end of period	$260	$112
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$461	$488
———————————————
(a) Amounts have been retrospectively adjusted for an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2018	$1,373	$10,601	$9,040	$21,014
Net income	—	—	588
Capital contributions from NEE	—	250	—
Other	—	1	—
Balances, March 31, 2019	1,373	10,852	9,628	$21,853
Net income	—	—	663
Dividends to NEE	—	—	(1,400)
Other	—	(1)	—
Balances, June 30, 2019	$1,373	$10,851	$8,891	$21,115

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2017	$1,373	$8,291	$7,376	$17,040
Net income	—	—	484
Capital contributions from NEE	—	850	—
Other	—	—	(7)
Balances, March 31, 2018	1,373	9,141	7,853	$18,367
Net income	—	—	626
Balances, June 30, 2018	$1,373	$9,141	$8,479	$18,993

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

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $4.5 billion ($3.1 billion at FPL) and $3.9 billion ($2.9 billion at FPL) for the three months ended June 30, 2019 and 2018, respectively, and $8.4 billion ($5.7 billion at FPL) and $7.4 billion ($5.5 billion at FPL) for the six months ended June 30, 2019 and 2018, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL - FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At June 30, 2019 and December 31, 2018, FPL's unbilled revenues amounted to approximately $533 million and $432 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets.
NEER - NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2019 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price related primarily to electric capacity sales associated with ISO annual auctions through 2020 and certain power purchase agreements with maturity dates through 2034. At June 30, 2019, NEER expects to record approximately $840 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

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
NEER provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NEER is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At June 30, 2019 and December 31, 2018, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NEER or its subsidiaries was approximately $737 million and $66 million, respectively, and is included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $24 million and $24 million for the three months ended June 30, 2019 and 2018, respectively, and $48 million and $48 million for the six months ended June 30, 2019 and 2018, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $59 million and $45 million are included in other receivables and $57 million

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

and $34 million are included in noncurrent other assets at June 30, 2019 and December 31, 2018, respectively. Under the CSCS agreement, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $763 million at June 30, 2019 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2019 to 2050 and included certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At June 30, 2019, approximately $35 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

In June 2019, subsidiaries of NEER completed the sale of ownership interests in certain wind and solar generation facilities to a NEP subsidiary. See Note 11 - Disposal of Businesses.

3.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic income for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(millions)
Service cost	$20	$18	$—	$—	$40	$35	$—	$1
Interest cost	28	20	3	2	57	41	5	3
Expected return on plan assets	(78)	(69)	—	—	(156)	(138)	—	—
Amortization of prior service benefit	—	—	(4)	(4)	—	—	(8)	(8)
Special termination benefits(a)	16	—	—	—	16	—	—	—
Net periodic income at NEE	$(14)	$(31)	$(1)	$(2)	$(43)	$(62)	$(3)	$(4)
Net periodic income allocated to FPL	$(18)	$(20)	$(1)	$(2)	$(36)	$(40)	$(2)	$(3)

———————————————

(a)	Reflects enhanced early retirement programs.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income. In addition, for the six months ended June 30, 2019, NEE reclassified approximately $6 million ($5 million after tax) from AOCI to interest expense primarily because it became probable that related future transactions being hedged would not occur. At June 30, 2019, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $9 million of net losses included in AOCI at June 30, 2019 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at June 30, 2019 and December 31, 2018, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 5 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	June 30, 2019
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$5,152	$3,594	$2,399	$629
Interest rate contracts	14	574	9	569
Foreign currency contracts	23	37	23	37
Total fair values	$5,189	$4,205	$2,431	$1,235

FPL:
Commodity contracts	$8	$19	$6	$17

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$805
Noncurrent derivative assets			1,626
Current derivative liabilities(b)				$343
Noncurrent derivative liabilities(c)				892
Total derivatives			$2,431	$1,235

Net fair value by FPL balance sheet line item:
Current other assets			$6
Current other liabilities				$13
Noncurrent other liabilities				4
Total derivatives			$6	$17
———————————————

(a)	Reflects the netting of approximately $8 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $177 million in margin cash collateral paid to counterparties.

(c)	Reflects the netting of approximately $43 million in margin cash collateral paid to counterparties.

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

At June 30, 2019 and December 31, 2018, NEE had approximately $12 million and $16 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at June 30, 2019 and December 31, 2018, NEE had approximately $238 million and $157 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions)
Commodity contracts(a) - operating revenues	$276	$42	$272	$180
Foreign currency contracts - interest expense	11	(25)	(8)	20
Interest rate contracts - interest expense	(204)	(83)	(530)	(27)
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(6)	(8)	(18)	(17)
Foreign currency contracts	(1)	(1)	(2)	(2)
Total	$76	$(75)	$(286)	$154
———————————————

(a)
For the three and six months ended June 30, 2019, FPL recorded gains of approximately $1 million and $4 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets. For the three and six months ended June 30, 2018, FPL recorded losses of approximately $1 million and gains of $3 million, respectively, related to commodity contracts as regulatory assets and regulatory liabilities, respectively, on its condensed consolidated balance sheets.

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

	June 30, 2019				December 31, 2018
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(93)	MWh	1	MWh	(100)	MWh	1	MWh
Natural gas	(1,460)	MMBtu	250	MMBtu	(491)	MMBtu	231	MMBtu
Oil	(20)	barrels	—		(30)	barrels	—

At June 30, 2019 and December 31, 2018, NEE had interest rate contracts with notional amounts totaling approximately $11.0 billion and $18.2 billion, respectively, and foreign currency contracts with notional amounts totaling approximately $656 million and $656 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At June 30, 2019 and December 31, 2018, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.8 billion ($17 million for FPL) and $1.8 billion ($34 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $160 million (none at FPL) at June 30, 2019 and $270 million (none at FPL) at December 31, 2018. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.3 billion ($40 million at FPL) at June 30, 2019 and $1.5 billion ($45 million at FPL) at December 31, 2018. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $555 million ($120 million at FPL) at June 30, 2019 and $610 million ($145 million at FPL) at December 31, 2018.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At June 30, 2019 and December 31, 2018, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $2 million (none at FPL), respectively, in cash and $76 million (none at FPL) and $88 million (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2019
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(b)
NEE - equity securities	$861	$—		$—		$861
FPL - equity securities	$209	$—		$—		$209
Special use funds:(c)
NEE:
Equity securities	$1,679	$1,890	(d)	$—		$3,569
U.S. Government and municipal bonds	$561	$113		$—		$674
Corporate debt securities	$—	$747		$—		$747
Mortgage-backed securities	$—	$444		$—		$444
Other debt securities	$—	$157		$—		$157
FPL:
Equity securities	$520	$1,715	(d)	$—		$2,235
U.S. Government and municipal bonds	$417	$88		$—		$505
Corporate debt securities	$—	$534		$—		$534
Mortgage-backed securities	$—	$334		$—		$334
Other debt securities	$—	$133		$—		$133
Other investments:(e)
NEE:
Equity securities	$18	$12		$—		$30
Debt securities	$106	$68		$—		$174
Derivatives:
NEE:
Commodity contracts	$1,296	$2,088		$1,768	$(2,753)	$2,399	(f)
Interest rate contracts	$—	$14		$—	$(5)	$9	(f)
Foreign currency contracts	$—	$23		$—	$—	$23	(f)
FPL - commodity contracts	$—	$7		$1	$(2)	$6	(f)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,493	$1,709		$392	$(2,965)	$629	(f)
Interest rate contracts	$—	$429		$145	$(5)	$569	(f)
Foreign currency contracts	$—	$37		$—	$—	$37	(f)
FPL - commodity contracts	$—	$5		$14	$(2)	$17	(f)
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

(b)
Includes restricted cash equivalents of approximately $92 million ($77 million for FPL) in current other assets and $90 million ($90 million for FPL) in noncurrent other assets on the condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at June 30, 2019 are as follows:

	Fair Value at		Valuation	Significant
Transaction Type	June 30, 2019		Technique(s)	Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$936	$172	Discounted cash flow	Forward price (per MWh)	$(21)	—	$241
Forward contracts - gas	97	27	Discounted cash flow	Forward price (per MMBtu)	$1	—	$7
Forward contracts - other commodity related	3	2	Discounted cash flow	Forward price (various)	$1	—	$64
Options - power	42	14	Option models	Implied correlations	1%	—	100%
				Implied volatilities	6%	—	498%
Options - primarily gas	132	138	Option models	Implied correlations	1%	—	100%
				Implied volatilities	1%	—	198%
Full requirements and unit contingent contracts	558	39	Discounted cash flow	Forward price (per MWh)	$(50)	—	$409
				Customer migration rate(a)	—%	—	20%
Total	$1,768	$392
———————————————

(a)	Applies only to full requirements contracts.

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

In addition, the fair value measurement of interest rate contract net liabilities related to the solar projects in Spain of approximately $145 million at June 30, 2019 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2019		2018
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at March 31	$844	$(16)	$625	$(2)
Realized and unrealized gains (losses):
Included in earnings(a)	513	—	37	—
Included in other comprehensive income (loss)(b)	(2)	—	7	—
Included in regulatory assets and liabilities	1	1	2	2
Purchases	43	—	61	—
Settlements	(81)	2	(55)	(1)
Issuances	(37)	—	(28)	—
Transfers in(c)	—	—	1	1
Transfers out(c)	(50)	—	—	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$1,231	$(13)	$650	$—
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(d)	$487	$—	$57	$—

———————————————

(a)
For the three months ended June 30, 2019 and 2018, realized and unrealized gains of approximately $509 million and $44 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

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

(d)
For the three months ended June 30, 2019 and 2018, unrealized gains of approximately $482 million and $64 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30,
	2019		2018
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$647	$(36)	$566	$—
Realized and unrealized gains (losses):
Included in earnings(a)	692	—	52	—
Included in other comprehensive income (loss)(b)	1	—	4	—
Included in regulatory assets and liabilities	(1)	(1)	—	—
Purchases	67	—	103	—
Settlements	(119)	22	(7)	(1)
Issuances	(51)	—	(61)	—
Impact of adoption of revenue standard	—	—	(30)	—
Transfers in(c)	—	—	1	1
Transfers out(c)	(5)	2	22	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$1,231	$(13)	$650	$—
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(d)	$568	$—	$38	$—
———————————————

(a)
For the six months ended June 30, 2019 and 2018, realized and unrealized gains of approximately $703 million and $71 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

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

(d)
For the six months ended June 30, 2019 and 2018, unrealized gains of approximately $578 million and $57 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2019			December 31, 2018
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$956	$955		$884	$883
Other investments(b)	$31	$31		$54	$54
Long-term debt, including current portion	$36,620	$39,158	(c)	$29,498	$30,043	(c)
FPL:
Special use funds(a)	$766	$765		$693	$692
Long-term debt, including current portion	$13,420	$15,246	(c)	$11,783	$12,613	(c)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).

(b)	Included in noncurrent other assets in the condensed consolidated balance sheets.

(c)	At June 30, 2019 and December 31, 2018, substantially all is Level 2 for NEE and all is Level 2 for FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $6,478 million and $5,818 million at June 30, 2019 and December 31, 2018, respectively, ($4,438 million and $3,987 million, respectively, for FPL) and FPL's storm fund assets of $69 million and $68 million at June 30, 2019 and December 31, 2018, respectively. The investments held in the special use funds consist of equity securities and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $1,963 million and $1,994 million at June 30, 2019 and December 31, 2018, respectively, ($1,462 million and $1,542 million, respectively, for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory asset or liability accounts. For NEE's non-rate regulated operations, changes in fair value of debt securities result in a corresponding adjustment to OCI, except for unrealized losses considered to be other than temporary, including any credit losses, which are recognized in other - net in NEE's condensed consolidated statements of income. For NEE's non-rate regulated operations, changes in fair value of equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE’s condensed consolidated statements of income. The unrealized gains (losses) recognized during the three months ended June 30, 2019 and 2018 on equity securities held at June 30, 2019 and 2018 were $116 million and $78 million, respectively ($77 million and $60 million for three months ended June 30, 2019 and 2018, respectively, for FPL). The unrealized gains (losses) recognized during the six months ended June 30, 2019 and 2018 on equity securities held at June 30, 2019 and 2018 were $481 million and $37 million, respectively ($311 million and $37 million for the six months ended June 30, 2019 and 2018 for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2019 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at June 30, 2019 of approximately one year. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE				FPL
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(millions)
Realized gains	$17	$20	$25	$28	$9	$15	$15	$20
Realized losses	$11	$26	$20	$40	$5	$20	$9	$29
Proceeds from sale or maturity of securities	$788	$719	$1,475	$1,313	$685	$653	$1,227	$1,042

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(millions)
Unrealized gains	$69	$14	$53	$11
Unrealized losses(a)	$11	$52	$8	$41
Fair value	$284	$1,273	$205	$961
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at June 30, 2019 and December 31, 2018 were not material to NEE or FPL.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6.  Income Taxes

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018(a)	2019	2018	2019	2018(a)	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	2.0	6.5	1.6	4.3	3.0	4.7	3.0	4.3
Taxes attributable to noncontrolling interests(b)	1.6	2.2	—	—	1.8	2.4	—	—
PTCs and ITCs - NEER	(5.2)	(5.9)	—	—	(6.3)	(1.9)	—	—
Amortization of deferred regulatory credit(c)	(9.2)	(3.2)	(15.6)	(3.7)	(7.7)	(1.0)	(9.6)	(4.2)
Other - net	(0.4)	4.2	0.1	0.3	(1.6)	(0.6)	(0.2)	(0.5)
Effective income tax rate	9.8%	24.8%	7.1%	21.9%	10.2%	24.6%	14.2%	20.6%
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)
The six months ended June 30, 2018 reflects an income tax charge of approximately $125 million related to an adjustment to differential membership interests primarily as a result of the change in federal income tax rates effective January 1, 2018.

(c)
The three and six months ended June 30, 2019 reflect an adjustment of approximately $83 million recorded by FPL to reduce income tax expense for the cumulative amortization of excess deferred income taxes from January 1, 2018 as a result of the FPSC's order in connection with its review of impacts associated with tax reform (see Note 11 - Rate Regulation). One of the provisions of the order requires FPL to amortize approximately $870 million of its excess deferred income taxes over a period not to exceed ten years.

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

7. Acquisitions

Gulf Power - On January 1, 2019, NEE acquired the outstanding common shares of Gulf Power, a rate-regulated electric utility under the jurisdiction of the FPSC. Gulf Power serves more than 460,000 customers in eight counties throughout northwest Florida, has approximately 9,400 miles of transmission and distribution lines and owns approximately 2,300 MW of net generating capacity. The purchase price included approximately $4.47 billion in cash consideration, excluding post-closing working capital adjustments, and the assumption of approximately $1.3 billion of Gulf Power debt. The cash purchase price was funded through $4.5 billion of borrowings by NEECH in December 2018 under certain short-term bi-lateral term loan agreements (see Note 10); the proceeds of which borrowings were restricted and included in noncurrent other assets on NEE's condensed consolidated balance sheet at December 31, 2018.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on January 1, 2019 based on their fair value. The approval by the FPSC of Gulf Power's rates, which is intended to allow Gulf Power to collect from retail customers total revenues equal to Gulf Power's costs of providing service, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of Gulf Power's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $5.3 billion, primarily relating to property, plant and equipment of $4.0 billion and regulatory assets of $490 million, and assumed liabilities of approximately $3.4 billion, including $1.3 billion of long-term debt, $640 million of regulatory liabilities and $563 million of deferred income taxes. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $2.6 billion of goodwill which has been recognized on NEE's condensed consolidated balance sheet at June 30, 2019. Goodwill associated with the Gulf Power acquisition will be reflected within Corporate and Other and, for impairment testing, will be included in the Gulf Power reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated business mix and the indefinite life of Gulf Power's service territory franchise. In connection with the acquisition, operating right-of-use assets and lease liabilities were recorded primarily related to a purchased power agreement; such amounts each totaled approximately $234 million at June 30, 2019. The operating leases have fixed payments with expiration dates ranging from late 2019 to 2023. At June 30, 2019, expected lease

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

payments over the remaining terms of the operating leases were approximately $245 million with no one year being material. Gulf Power's operating leases did not have a material impact on NEE's condensed consolidated statements of income or cash flows.

Trans Bay Cable, LLC - On July 16, 2019, a wholly owned subsidiary of NextEra Energy Transmission, LLC acquired the outstanding membership interests of an entity that indirectly owns Trans Bay Cable, LLC (Trans Bay), which owns and operates a 53-mile, high-voltage direct current underwater transmission cable system in California extending from Pittsburg to San Francisco, with utility rates set by the FERC and revenues paid by the California Independent System Operator. The purchase price included approximately $671 million in cash consideration, excluding post-closing working capital adjustments, and the assumption of debt of approximately $420 million. NEE is in the process of evaluating the purchase accounting considerations, including the initial purchase price allocation.

8.  Variable Interest Entities (VIEs)

At June 30, 2019, NEE had 29 VIEs which it consolidated and had interests in certain other VIEs which it did not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $34 million and $77 million at June 30, 2019 and December 31, 2018, respectively, and consisted primarily of storm-recovery property, which are included in current regulatory assets on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $36 million and $76 million at June 30, 2019 and December 31, 2018, respectively, and consisted primarily of storm-recovery bonds, which are included in current portion of long-term debt on NEE's and FPL's condensed consolidated balance sheets.

NEER - NEE consolidates 27 NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and has the obligation to absorb expected losses of these VIEs.

NEER consolidates two VIEs, which own and operate natural gas/oil electric generation facilities with the capability of producing 1,450 MW. These entities sell their electric output under power sales contracts to third parties, with expiration dates in 2021 and 2031. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The assets and liabilities of these two VIEs were approximately $211 million and $21 million, respectively, at June 30, 2019. These two VIEs, together with a third VIE that consolidated two separate NEER entities, collectively had assets and liabilities that totaled $257 million and $21 million, respectively, at December 31, 2018. At June 30, 2019 and December 31, 2018, the assets of these consolidated VIEs consisted primarily of property, plant and equipment.

Three indirect subsidiaries of NEER have an approximately 50% ownership interest in five entities which own and operate solar PV facilities with the capability of producing a total of approximately 409 MW. Each of the three indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These five entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2042. The five entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs were approximately $806 million and $613 million, respectively, at June 30, 2019. There were two consolidated VIEs at December 31, 2018 which owned three entities which had assets and liabilities of $529 million and $557 million, respectively. At June 30, 2019 and December 31, 2018, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and long-term debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The other 22 NEER VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 6,319 MW and 473 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. Certain entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $9.1 billion and $0.7 billion, respectively, at June 30, 2019. There were 25 consolidated VIEs at December 31, 2018, which had assets and liabilities of approximately $10.2 billion and $1.4 billion, respectively. At June 30, 2019 and December 31, 2018, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and long-term debt.

In February 2018, NEER sold a special purpose entity for net cash proceeds of approximately $71 million. In connection with the sale, a gain of approximately $50 million (approximately $37 million after tax) was recorded in gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income during the six months ended June 30, 2018.

Other - At June 30, 2019 and December 31, 2018, several NEE subsidiaries had investments totaling approximately $2,965 million ($2,466 million at FPL) and $2,668 million ($2,203 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $4,385 million and $4,680 million at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, subsidiaries of NEE had commitments to invest additional amounts in four entities. Such commitments are included in the NEER amounts in the table in Note 12 - Contracts.

Beginning in the first quarter of 2019, NEE consolidates a NEET subsidiary, which is considered a VIE since NEET is the primary beneficiary and controls the most significant activities during the period in which the subsidiary is constructing an approximately 275-mile electricity transmission line, including controlling the construction budget. Prior to the construction period, the entity was jointly controlled and was accounted for under the equity method. NEET is entitled to receive 50% of profits and losses of the entity. At June 30, 2019, the assets and liabilities of the VIE totaled $103 million and $18 million, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018(a)	2019	2018(a)
	(millions, except per share amounts)
Numerator:
Net income attributable to NEE - basic	$1,234	$781	$1,914	$5,212
Adjustment for the impact of dilutive securities at NEP(b)	—	(15)	—	(24)
Net income attributable to NEE - assuming dilution	$1,234	$766	$1,914	$5,188

Denominator:
Weighted-average number of common shares outstanding - basic	478.9	471.1	478.6	470.9
Equity units, stock options, performance share awards and restricted stock(c)	3.9	4.1	3.7	3.8
Weighted-average number of common shares outstanding - assuming dilution	482.8	475.2	482.3	474.7
Earnings per share attributable to NEE:(a)
Basic	$2.58	$1.66	$4.00	$11.07
Assuming dilution	$2.56	$1.61	$3.97	$10.93
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)
The NEP Series A convertible preferred units and the NEP senior unsecured convertible notes were both antidilutive for the three and six months ended June 30, 2019. The adjustment for the three and six months ended June 30, 2018 is related to both the NEP Series A convertible preferred units and the NEP senior unsecured convertible notes. In July 2019, NEP converted one-third of its outstanding Series A convertible preferred units into NEP common units.

(c)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to stock options as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 0.5 million and 0.3 million for the three months ended June 30, 2019 and 2018, respectively, and 0.4 million and 0.3 million for the six months ended June 30, 2019 and 2018, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Six Months Ended June 30, 2019
Balances, December 31, 2018	$(55)		$(7)		$(65)		$(63)	$2	$(188)
Other comprehensive income (loss) before reclassifications	—		8		(52)		10	(1)	(35)
Amounts reclassified from AOCI	10	(a)	2	(b)	(1)	(c)	—	—	11
Net other comprehensive income (loss)	10		10		(53)		10	(1)	(24)
Acquisition of Gulf Power	(1)		—		—		—	—	(1)
Balances, March 31, 2019	(46)		3		(118)		(53)	1	(213)
Other comprehensive income (loss) before reclassifications	—		7		(1)		8	1	15
Amounts reclassified from AOCI	8	(a)	(1)	(b)	—	(c)	—	—	7
Net other comprehensive income (loss)	8		6		(1)		8	1	22
Balances, June 30, 2019	$(38)		$9		$(119)		$(45)	$2	$(191)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Six Months Ended June 30, 2018
Balances, December 31, 2017	$(77)		$316		$(39)		$(69)	$(20)	$111
Other comprehensive income (loss) before reclassifications	—		(5)		(1)		(20)	2	(24)
Amounts reclassified from AOCI	7	(a)	(1)	(b)	(1)	(c)	—	—	5
Net other comprehensive income (loss)	7		(6)		(2)		(20)	2	(19)
Impact of NEP deconsolidation(d)	3		—		—		37	18	58
Adoption of accounting standards updates(e)	(7)		(312)		(9)		—	—	(328)
Balances, March 31, 2018	(74)		(2)		(50)		(52)	—	(178)
Other comprehensive income (loss) before reclassifications	—		(3)		—		—	2	(1)
Amounts reclassified from AOCI	7	(a)	—	(b)	(1)	(c)	—	—	6
Net other comprehensive income (loss)	7		(3)		(1)		—	2	5
Balances, June 30, 2018	$(67)		$(5)		$(51)		$(52)	$2	$(173)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

(c)	Reclassified to other net periodic benefit income in NEE's consolidated statements of income.

(d)	Reclassified and included in gain on NEP deconsolidation. See Note 2.

(e)	Reclassified to retained earnings.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.  Debt

Significant long-term debt issuances and borrowings during the six months ended June 30, 2019 were as follows:

	Principal Amount	Interest Rate				Maturity Date
	(millions)
FPL:
First mortgage bonds	$600	3.99%				2049
Senior unsecured notes	$1,000	Variable			(a)	2022
NEECH:
Debentures	$550	Variable			(a)	2020 - 2022
Debentures	$3,500	2.90%	-	3.50%		2022 - 2029
Junior subordinated debentures	$1,188	5.65%			(b)	2079
Other	$500	Variable			(a)	2021 - 2022
———————————————

(a)	Variable rate is based on an underlying index plus a specified margin.

(b)	$500 million will bear interest at a variable rate based on an underlying index plus a specified margin beginning in May 2029.

In April 2019, NEECH repaid $4.5 billion of borrowings under the short-term term loan agreements that it entered into to finance a portion of the purchase price paid by NEE for the acquisition of Gulf Power. See Note 7 - Gulf Power.

In July 2019, NEECH borrowed a total of $700 million under four separate revolving credit facilities with maturity dates ranging from November 2020 to April 2021. Interest on the borrowings is at a variable rate based on an underlying index plus a specified margin. The proceeds from the borrowings were used primarily to finance the purchase price paid for the acquisition of Trans Bay. See Note 7 - Trans Bay Cable, LLC.

During the second quarter of 2019, waivers related to events of default under certain financings caused by the bankruptcy filing of a counterparty to several PPAs were received for two financings with total principal outstanding of approximately $164 million, which, subject to certain conditions, waived the lenders' ability to accelerate the repayment of borrowings thereunder. The related debt amounts were reclassified from current to long-term during the quarter ended June 30, 2019. At June 30, 2019, approximately $184 million of debt remains classified as current, which relates to the one remaining financing in default.

11.  Summary of Significant Accounting and Reporting Policies

Rate Regulation - In June 2019, the FPSC issued a final order in connection with its review of impacts associated with tax reform, which allows FPL to continue to operate under the 2016 rate agreement. The order confirms that FPL's actions to use available reserve amortization to offset nearly all of the expense associated with the write-off of the regulatory asset related to Hurricane Irma cost recovery were permitted under the terms of the 2016 rate agreement, that FPL is able to credit the reserve with tax savings resulting from tax reform and that FPL's rates remain just and reasonable. In July 2019, the State of Florida Office of Public Counsel filed a notice of appeal challenging the FPSC's order, which notice of appeal is pending before the Florida Supreme Court.

Restricted Cash - At June 30, 2019 and December 31, 2018, NEE had approximately $684 million ($167 million for FPL) and $4,615 million ($142 million for FPL), respectively, of restricted cash, of which approximately $595 million ($77 million for FPL) and $89 million ($81 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and margin cash collateral requirements, and, at December 31, 2018, also related to cash restricted for the acquisition of Gulf Power (see Note 7 - Gulf Power). In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $220 million is netted against derivative liabilities at June 30, 2019 and $184 million is netted against derivative assets at December 31, 2018. See Note 4.
Disposal of Businesses - In June 2019, subsidiaries of NEER completed the sale of ownership interests in three wind generation facilities and three solar generation facilities located in the Midwest and West regions of the U.S. with a total net generating capacity of 611 MW to a NEP subsidiary for cash proceeds of approximately $1,020 million, plus working capital of $12 million (subject to post-closing working capital and other adjustments). A NEER affiliate will continue to operate the facilities included in the sale. In connection with the sale, a gain of approximately $351 million ($266 million after tax) was recorded in NEE's condensed consolidated statements of income for the three and six months ended June 30, 2019 and is included in gains on disposal of businesses/assets - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.  Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL and Gulf Power include, among other things, the cost for construction of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects and the procurement of nuclear fuel, as well as equity contributions to joint ventures for the development and construction of natural gas pipeline assets. Capital expenditures for Corporate and Other primarily include equity contributions to a joint venture for the construction of a transmission facility and the cost to maintain existing transmission facilities at NEET.

At June 30, 2019, estimated capital expenditures for the remainder of 2019 through 2023 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals for FPL and Gulf Power) have been received were as follows:

	Remainder of 2019	2020	2021	2022	2023	Total
	(millions)
FPL:
Generation:(a)
New(b)	$860	$1,380	$525	$945	$790	$4,500
Existing	635	720	1,050	775	810	3,990
Transmission and distribution(c)	1,620	3,160	3,675	3,525	3,840	15,820
Nuclear fuel	110	205	220	165	120	820
General and other	400	530	475	345	365	2,115
Total	$3,625	$5,995	$5,945	$5,755	$5,925	$27,245
Gulf Power	$535	$1,050	$700	$670	$720	$3,675
NEER:
Wind(d)	$1,820	$2,935	$25	$20	$20	$4,820
Solar(e)	540	285	175	5	—	1,005
Nuclear, including nuclear fuel	130	165	170	175	130	770
Natural gas pipelines(f)	460	335	15	20	—	830
Other	320	50	45	45	40	500
Total	$3,270	$3,770	$430	$265	$190	$7,925
Corporate and Other	$75	$140	$60	$—	$—	$275
———————————————

(a)	Includes AFUDC of approximately $30 million, $80 million, $70 million, $50 million and $35 million for the remainder of 2019 through 2023, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Includes AFUDC of approximately $10 million, $40 million, $45 million, $35 million and $30 million for the remainder of 2019 through 2023, respectively.

(d)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 5,785 MW.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 1,105 MW.

(f)	Construction of a natural gas pipeline is subject to certain conditions, including FERC approval. In addition, completion of another natural gas pipeline is subject to final permitting.

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

At June 30, 2019, NEER has entered into contracts with expiration dates ranging from late July 2019 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines. Approximately $3.8 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates ranging from late July 2019 through 2033.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The required capacity and/or minimum payments under contracts, including those discussed above, at June 30, 2019 were estimated as follows:

	Remainder of 2019	2020	2021	2022	2023	Thereafter
	(millions)
FPL(a)	$500	$1,000	$995	$975	$975	$11,505
NEER(b)(c)	$2,185	$1,545	$210	$195	$125	$1,505
Corporate and Other(d)	$105	$75	$75	$—	$—	$—
———————————————

(a)
Includes approximately $160 million, $385 million, $415 million, $415 million, $410 million and $7,175 million for the remainder of 2019 through 2023 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause. For three and six months ended June 30, 2019, the charges associated with these agreements totaled approximately $77 million and $156 million, respectively, of which $26 million and $53 million, respectively, were eliminated in consolidation at NEE. For the three and six months ended June 30, 2018, the charges associated with these agreements totaled approximately $75 million and $148 million respectively, of which $23 million and $45 million, respectively, were eliminated in consolidation at NEE.

(b)
Includes approximately $70 million, $70 million, $70 million and $1,180 million for 2021 through 2023 and thereafter, respectively, of firm commitments related to a natural gas transportation agreement with a joint venture, in which NEER has a 31% equity investment, that is constructing a natural gas pipeline. These firm commitments are subject to the completion of construction of the pipeline, which is expected in 2020.

(c)	Includes approximately $135 million of commitments to invest in technology investments through 2023.

(d)
Excludes approximately $85 million, $30 million, $30 million, $25 million and $15 million for the remainder of 2019 through 2023, respectively, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $450 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $13.5 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $1.1 billion ($550 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $164 million ($82 million for FPL) per incident per year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $16 million, $41 million and $20 million, plus any applicable taxes, per incident, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13.  Segment Information

The table below presents information for NEE's two reportable segments, FPL, a rate-regulated utility business, and NEER, a competitive energy business, as well as for Gulf Power, a rate-regulated utility business acquired in January 2019. Corporate and Other represents other business activities and includes eliminating entries.

	Three Months Ended June 30,
	2019						2018(a)
	FPL	Gulf Power(b)	NEER(c)		Corporate and Other	NEE Consoli- dated	FPL	NEER(c)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$3,158	$366	$1,437		$9	$4,970	$2,908	$1,156		$(1)	$4,063
Operating expenses - net	$2,304	$298	$584		$37	$3,223	$1,987	$886		$44	$2,917
Net income (loss) attributable to NEE	$663	$45	$661	(d)	$(135)	$1,234	$626	$260	(d)	$(105)	$781

	Six Months Ended June 30,
	2019						2018(a)
	FPL	Gulf Power(b)	NEER(c)		Corporate and Other	NEE Consoli- dated	FPL	NEER(c)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$5,776	$694	$2,572		$2	$9,044	$5,528	$2,396		$(4)	$7,920
Operating expenses - net	$4,064	$569	$1,448		$81	$6,162	$3,900	$1,728		$87	$5,715
Net income (loss) attributable to NEE	$1,251	$81	$963	(d)	$(381)	$1,914	$1,110	$4,189	(d)(e)	$(87)	$5,212
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	See Note 7 - Gulf Power.

(c)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NEER subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.

(d)	See Note 6 for a discussion of NEER's tax benefits related to PTCs.

(e)	Includes gain on deconsolidation of NEP. See Note 2.

	June 30, 2019					December 31, 2018
	FPL	Gulf Power(a)	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
					(millions)
Total assets	$55,263	$5,405	$45,230	$4,654	$110,552	$53,484	$43,530	$6,688	$103,702

———————————————

(a)	See Note 7 - Gulf Power.

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

Condensed Consolidating Statements of Income

	Three Months Ended June 30,
	2019				2018(a)
	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,474	$3,496	$4,970	$—	$1,189	$2,874	$4,063
Operating expenses - net	(41)	(606)	(2,576)	(3,223)	(58)	(905)	(1,954)	(2,917)
Interest expense	(1)	(434)	(166)	(601)	(10)	(244)	(140)	(394)
Equity in earnings of subsidiaries	1,235	—	(1,235)	—	794	—	(794)	—
Equity in earnings (losses) of equity method investees	—	(6)	—	(6)	—	52	—	52
Other income - net	36	75	12	123	52	38	19	109
Income (loss) before income taxes	1,229	503	(469)	1,263	778	130	5	913
Income tax expense (benefit)	(5)	68	61	124	(3)	54	175	226
Net income (loss)	1,234	435	(530)	1,139	781	76	(170)	687
Net loss attributable to noncontrolling interests	—	95	—	95	—	94	—	94
Net income (loss) attributable to NEE	$1,234	$530	$(530)	$1,234	$781	$170	$(170)	$781

	Six Months Ended June 30,
	2019				2018(a)
	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$2,640	$6,404	$9,044	$—	$2,460	$5,460	$7,920
Operating expenses - net	(97)	(1,480)	(4,585)	(6,162)	(113)	(1,764)	(3,838)	(5,715)
Interest expense	(2)	(996)	(317)	(1,315)	(11)	(336)	(273)	(620)
Equity in earnings of subsidiaries	1,929	—	(1,929)	—	5,158	—	(5,158)	—
Equity in earnings of equity method investees	—	10	—	10	—	249	—	249
Gain on NEP deconsolidation	—	—	—	—	—	3,927	—	3,927
Other income - net	87	242	37	366	102	90	44	236
Income (loss) before income taxes	1,917	416	(390)	1,943	5,136	4,626	(3,765)	5,997
Income tax expense (benefit)	3	(26)	221	198	(76)	1,264	288	1,476
Net income (loss)	1,914	442	(611)	1,745	5,212	3,362	(4,053)	4,521
Net loss attributable to noncontrolling interests	—	169	—	169	—	691	—	691
Net income (loss) attributable to NEE	$1,914	$611	$(611)	$1,914	$5,212	$4,053	$(4,053)	$5,212
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30,
	2019				2018(a)
	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$1,256	$553	$(553)	$1,256	$786	$176	$(176)	$786

	Six Months Ended June 30,
	2019				2018(a)
	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$1,912	$663	$(663)	$1,912	$5,256	$4,100	$(4,100)	$5,256
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2019				December 31, 2018
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$354	$37,709	$61,988	$100,051	$220	$37,145	$54,718	$92,083
Accumulated depreciation and amortization	(85)	(8,874)	(14,956)	(23,915)	(58)	(8,473)	(13,218)	(21,749)
Total property, plant and equipment - net	269	28,835	47,032	76,136	162	28,672	41,500	70,334
CURRENT ASSETS
Cash and cash equivalents	1	913	105	1,019	(1)	525	114	638
Receivables	161	1,641	1,319	3,121	292	1,771	906	2,969
Other	7	1,783	1,541	3,331	5	1,425	1,356	2,786
Total current assets	169	4,337	2,965	7,471	296	3,721	2,376	6,393
OTHER ASSETS
Investment in subsidiaries	34,585	—	(34,585)	—	33,397	—	(33,397)	—
Investment in equity method investees	—	7,202	—	7,202	—	6,748	—	6,748
Goodwill	1	593	2,902	3,496	1	587	303	891
Other	511	6,543	9,193	16,247	937	5,890	12,509	19,336
Total other assets	35,097	14,338	(22,490)	26,945	34,335	13,225	(20,585)	26,975
TOTAL ASSETS	$35,535	$47,510	$27,507	$110,552	$34,793	$45,618	$23,291	$103,702
CAPITALIZATION
Common shareholders' equity	$34,910	$8,785	$(8,785)	$34,910	$34,144	$7,917	$(7,917)	$34,144
Noncontrolling interests	—	3,516	—	3,516	—	3,269	—	3,269
Redeemable noncontrolling interests	—	68	—	68	—	468	—	468
Long-term debt	—	19,478	14,469	33,947	—	15,094	11,688	26,782
Total capitalization	34,910	31,847	5,684	72,441	34,144	26,748	3,771	64,663
CURRENT LIABILITIES
Debt due within one year	—	6,657	1,113	7,770	—	9,579	1,351	10,930
Accounts payable	2	1,893	703	2,598	32	1,730	624	2,386
Other	409	1,613	2,022	4,044	168	2,364	1,715	4,247
Total current liabilities	411	10,163	3,838	14,412	200	13,673	3,690	17,563
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	1,018	2,365	3,383	—	988	2,147	3,135
Deferred income taxes	(406)	2,748	5,744	8,086	(157)	2,778	4,746	7,367
Other	620	1,734	9,876	12,230	606	1,431	8,937	10,974
Total other liabilities and deferred credits	214	5,500	17,985	23,699	449	5,197	15,830	21,476
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$35,535	$47,510	$27,507	$110,552	$34,793	$45,618	$23,291	$103,702
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,
	2019				2018(a)
	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,737	$558	$986	$3,281	$2,005	$1,459	$(528)	$2,936
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(153)	(2,637)	(7,110)	(9,900)	(71)	(3,348)	(2,504)	(5,923)
Capital contributions from NEE	(386)	—	386	—	(854)	—	854	—
Sale of independent power and other investments of NEER	—	995	—	995	—	311	—	311
Proceeds from sale or maturity of securities in special use funds and other investments	—	783	1,276	2,059	—	687	1,101	1,788
Purchases of securities in special use funds and other investments	—	(772)	(1,333)	(2,105)	—	(764)	(1,228)	(1,992)
Distributions from equity method investees of independent power investments	—	—	—	—	—	633	—	633
Other - net	18	18	24	60	12	(206)	22	(172)
Net cash used in investing activities	(521)	(1,613)	(6,757)	(8,891)	(913)	(2,687)	(1,755)	(5,355)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	5,751	1,803	7,554	—	1,281	1,594	2,875
Retirements of long-term debt	—	(1,722)	(154)	(1,876)	—	(415)	(799)	(1,214)
Net change in commercial paper	—	2,013	(381)	1,632	—	1,405	(700)	705
Proceeds from other short-term debt	—	—	—	—	—	200	—	200
Repayments of other short-term debt	—	(4,600)	—	(4,600)	—	—	(250)	(250)
Payments from related parties under CSCS agreement - net	—	671	—	671	—	50	—	50
Issuances of common stock - net	26	—	—	26	11	—	—	11
Dividends on common stock	(1,197)	—	—	(1,197)	(1,047)	—	—	(1,047)
Contributions from (dividends to) NEE	—	(80)	80	—	—	(2,408)	2,408	—
Other - net	(43)	(93)	(22)	(158)	(56)	(56)	(31)	(143)
Net cash provided by (used in) financing activities	(1,214)	1,940	1,326	2,052	(1,092)	57	2,222	1,187
Effects of currency translation on cash, cash equivalents and restricted cash	—	8	—	8	—	(15)	—	(15)
Net increase (decrease) in cash, cash equivalents and restricted cash	2	893	(4,445)	(3,550)	—	(1,186)	(61)	(1,247)
Cash, cash equivalents and restricted cash at beginning of period	(1)	533	4,721	5,253	1	1,807	175	1,983
Cash, cash equivalents and restricted cash at end of period	$1	$1,426	$276	$1,703	$1	$621	$114	$736
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	Represents primarily FPL and consolidating adjustments.

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(millions)				(millions)
FPL	$663	$626	$1.37	$1.32	$1,251	$1,110	$2.59	$2.34
Gulf Power(a)	45	—	0.09	—	81	—	0.17	—
NEER(b)	661	260	1.37	0.52	963	4,189	2.00	8.77
Corporate and Other	(135)	(105)	(0.27)	(0.23)	(381)	(87)	(0.79)	(0.18)
NEE	$1,234	$781	$2.56	$1.61	$1,914	$5,212	$3.97	$10.93
———————————————

(a)	Gulf Power was acquired in January 2019. See Note 7 - Gulf Power.

(b)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and differential membership interests sold by NEER's subsidiaries.

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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$(117)	$(108)	$(483)	$(20)
Tax reform-related, including impact of tax rate change on differential membership interests(b)	$(22)	$(17)	$(44)	$448
NEP investment gains, net(c)	$218	$(91)	$182	$2,875
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net(d)	$31	$11	$116	$—
Operating results of solar projects in Spain - NEER	$7	$(2)	$8	$(8)
Acquisition-related(e)	$(16)	$(1)	$(58)	$(1)
———————————————

(a)
For the three months ended June 30, 2019 and 2018, approximately $21 million and $35 million of losses, respectively, and for the six months ended June 30, 2019 and 2018, $195 million of losses and $59 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

(b)
For the three months ended June 30, 2019 and 2018, approximately $22 million and $19 million of unfavorable impacts, respectively, and for the six months ended June 30, 2019 and 2018, $44 million of unfavorable impacts and $448 million of favorable impacts, respectively, related to tax reform, including the impact of tax rate change on differential membership interests, relates to NEER; the balance in 2018 relates to Corporate and Other.

(c)
For the three months ended June 30, 2019 and 2018, approximately $218 million and $91 million, respectively, and for the six months ended June 30, 2019 and 2018, $182 million and $2,901 million, respectively, relates to NEER; the balance in 2018 relates to Corporate and Other. See Note 2.

(d)
For the three months ended June 30, 2019 and 2018, approximately $31 million and $11 million of gains, respectively, and for the six months ended June 30, 2019 and 2018, $116 million of gains and $2 million of losses, respectively, are included in NEER's net income; the balance in 2018 is included in Corporate and Other.

(e)
For the three months ended June 30, 2019 and 2018, approximately $3 million and $1 million, respectively, and for the six months ended June 30, 2019 and 2018, $44 million and $1 million, respectively, of costs are included in Corporate and Other's net income; the balance in 2019 is included in Gulf Power.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended June 30, 2019 was higher than the prior year period by $453 million, reflecting higher results at FPL and NEER and the addition of results from Gulf Power, partly offset by lower results at Corporate and Other. Net income attributable to NEE for the six months ended June 30, 2019 was lower than the prior year period by $3,298 million, reflecting lower results at NEER and Corporate and Other, partly offset by higher results at FPL and the addition of results from Gulf Power.

FPL's increase in net income for the three and six months ended June 30, 2019 was primarily driven by continued investments in plant in service and other property. FPL earned an 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of June 30, 2019, compared to an 11.48% regulatory ROE for the comparable period in 2018.

NEER's results increased for the three months ended June 30, 2019 primarily reflecting NEP investment gains related to the sale of ownership interests to NEP in June 2019. NEER's results decreased for the six months ended June 30, 2019 primarily reflecting the absence of the first quarter 2018 NEP investment gain upon deconsolidation and the first quarter 2018 favorable adjustment of differential membership interests related to the decrease in federal corporate income tax rates effective January 1, 2018, as well as 2019 losses from non-qualifying hedge activity.

Corporate and Other's results decreased for the three months ended June 30, 2019 primarily due to unfavorable non-qualifying hedge activity and higher interest costs, partly offset by the absence of 2018 income tax charges related to an unfavorable tax ruling. Corporate and Other's results decreased for the six months ended June 30, 2019 primarily due to unfavorable non-qualifying hedge activity, higher interest costs as well as acquisition and transition costs incurred in 2019.

NEE's effective income tax rates for the three months ended June 30, 2019 and 2018 were approximately 10% and 25%, respectively. NEE's effective income tax rates for the six months ended June 30, 2019 and 2018 were approximately 10% and 25%, respectively. The decrease in rates for the three and six months ended June 30, 2019 primarily reflects the impact of the amortization of deferred regulatory credits, primarily at FPL, and lower state income taxes. Additionally, for the six months ended June 30, 2018, the effective income tax rate was affected by the impact of PTCs and ITCs on lower pre-tax income and an adjustment related to differential membership interests. See Note 6.

In June 2019, subsidiaries of NEER completed the sale of ownership interests in three wind generation facilities and three solar generation facilities with a total net generating capacity of approximately 611 MW to a subsidiary of NEP. See Note 11 - Disposal of Businesses.

In July 2019, a wholly owned subsidiary of NextEra Energy Transmission, LLC acquired the outstanding membership interests of an entity that indirectly owns Trans Bay, which owns and operates a 53-mile, high-voltage direct current underwater transmission cable system in California extending from Pittsburg to San Francisco. See Note 7 - Trans Bay Cable, LLC.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average retail rate base for the three and six months ended June 30, 2019 by approximately $3.5 billion and $3.1 billion, respectively, when compared to the same periods in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions. Additionally, at the end of the first quarter of 2019, the Okeechobee Clean Energy Center, an approximately 1,750 MW natural gas-fired combined-cycle unit, achieved commercial operation.

The use of reserve amortization is permitted by a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers by the FPSC. During the three and six months ended June 30, 2019, FPL recorded the reversal of reserve amortization of approximately $222 million and $66 million, respectively. During the three and six months ended June 30, 2018, FPL did not record any reserve amortization.

In June 2019, the FPSC issued an order confirming that FPL's actions to use available reserve amortization to offset nearly all of the expense associated with the write-off of the regulatory asset related to Hurricane Irma cost recovery were permitted under the terms of the 2016 rate agreement, that FPL is able to credit the reserve with tax savings resulting from tax reform and that FPL's rates remain just and reasonable. In July 2019, the order was challenged by the State of Florida Office of Public Counsel. See Note 11 - Rate Regulation.

Operating Revenues
During the three and six months ended June 30, 2019, FPL’s operating revenues increased $250 million and $248 million, respectively. During the three and six months ended June 30, 2019, retail base revenues increased approximately $181 million and $197 million, respectively, reflecting additional revenues of $62 million and $78 million, respectively, related to retail base rate increases associated with the Okeechobee Clean Energy Center and the addition of new solar generation in 2019. Retail base revenues during the three and six months ended June 30, 2019 were also impacted by an increase of 4.7% and 1.8%, respectively, in the average usage per retail customer and an increase of 2.0% in the average number of customer accounts for both periods. Favorable weather in 2019 contributed to the increase in average usage per retail customer. In addition, operating revenues increased for the three and six months ended June 30, 2019 by approximately $25 million and $50 million, respectively, as a result of the acquisition of the entity that operates Florida City Gas in July 2018 and $30 million and $33 million, respectively, in higher fuel revenues primarily related to higher energy sales. For the six months ended June 30, 2019, the increases were partly offset by a decrease of approximately $48 million due to lower storm-related revenues as a result of the conclusion of the Hurricane Matthew surcharge in February 2018.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense increased $41 million and $58 million for the three and six months ended June 30, 2019, respectively, primarily reflecting higher fuel charges related to higher energy sales.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $263 million and $93 million during the three and six months ended June 30, 2019, respectively. FPL recorded the reversal of approximately $222 million and $66 million of reserve amortization in the three and six months ended June 30, 2019, respectively, compared to the absence of reserve amortization in the three and six months ended June 30, 2018. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the condensed consolidated balance sheets. At June 30, 2019, approximately $607 million remains in accrued asset removal costs related to reserve amortization. The increase in depreciation and amortization expense during the three and six months ended June 30, 2019 also reflects increased depreciation related to higher plant in service balances. For the six months ended June 30, 2019, the increases in depreciation and amortization expense were partly offset by lower storm-recovery cost amortization of approximately $48 million as a result of the conclusion of the Hurricane Matthew surcharge in February 2018.

Income Taxes
During the three and six months ended June 30, 2019, income taxes decreased approximately $125 million and $81 million, respectively, primarily related to the adjustment to income tax expense recorded pursuant to the FPSC's order in connection with its review of impacts associated with tax reform. See Note 6.

Gulf Power: Results of Operations

Following its acquisition in January 2019, Gulf Power contributed approximately $45 million and $81 million of net income attributable to NEE for the three and six months ended June 30, 2019, respectively. Gulf Power's operating revenues were approximately $366 million and $694 million and operating expenses totaled $298 million and $569 million for the three and six months ended June 30, 2019, respectively.

NEER: Results of Operations

NEER’s net income less net loss attributable to noncontrolling interests increased $401 million and decreased $3,226 million for the three and six months ended June 30, 2019, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(millions)
New investments(a)	$44	$83
Existing assets(a)	(27)	(75)
Gas infrastructure(a)	10	26
Customer supply and proprietary power and gas trading(b)	29	59
Asset sales	(2)	(30)
Interest and other general and administrative expenses(c)	(17)	(9)
Other, including other investment income and income taxes	15	51
Change in non-qualifying hedge activity(d)	14	(254)
Tax reform-related, including impact of income tax rate change on differential membership interests(d)	(3)	(492)
NEP investment gains, net(d)	309	(2,719)
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net(d)	20	118
Operating results of the solar projects in Spain(d)	9	16
Increase (decrease) in net income less net loss attributable to noncontrolling interests	$401	$(3,226)
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

New Investments
Results from new investments for the three and six months ended June 30, 2019 increased primarily due to higher earnings, including federal income tax credits, related to new wind and solar generating facilities that entered service during or after the three and six months ended June 30, 2018.

Existing Assets
Results from existing assets for the three and six months ended June 30, 2019 decreased primarily due to lower wind resource as compared to the prior year period.

Other Factors
Supplemental to the primary drivers of the changes in NEER's net income less net loss attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended June 30, 2019 increased $281 million primarily due to:

•
the impact of gains from non-qualifying commodity hedges (approximately $126 million of gains for the three months ended June 30, 2019 compared to $88 million of losses for the comparable period in 2018),

•	net increases in revenues of $81 million from the customer supply and proprietary power and gas trading business and gas infrastructure business, and

•	revenues from new investments of $53 million,
partly offset by,

•	lower revenues from existing assets of $61 million primarily related to lower wind resource as compared to the prior year period.

Operating revenues for the six months ended June 30, 2019 increased $176 million primarily due to:

•	net increases in revenues of approximately $177 million from the customer supply and proprietary power and gas trading business and gas infrastructure business,

•	revenues from new investments of $91 million, and

•	the impact of gains from non-qualifying commodity hedges ($63 million of gains for the six months ended June 30, 2019 compared to $5 million of losses for the comparable period in 2018),

partly offset by,

•	lower revenues from existing assets of $153 million primarily related to lower wind resource as compared to the prior year period.

Operating Expenses - net
Operating expenses - net for the three months ended June 30, 2019 decreased $302 million primarily due to a gain of approximately $351 million ($266 million after tax) on the sale of ownership interests in wind and solar projects to NEP (see Note 11 - Disposal of Businesses), partly offset by higher operating expenses associated with new investments of approximately $29 million.

Operating expenses - net for the six months ended June 30, 2019 decreased $280 million primarily due to a gain of approximately $351 million ($266 million after tax) on the sale of ownership interests in wind and solar projects to NEP, partly offset by higher operating expenses associated with new investments of approximately $59 million.

Interest Expense
NEER’s interest expense for the three months ended June 30, 2019 increased approximately $108 million primarily reflecting $83 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments. NEER’s interest expense for the six months ended June 30, 2019 increased approximately $255 million primarily reflecting $243 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments.

Equity in Earnings (Losses) of Equity Method Investees
Lower earnings from equity method investees for the three months ended June 30, 2019 primarily reflect equity in losses of NEP recorded in 2019 primarily related to unfavorable impacts related to changes in the fair value of interest rate derivative instruments. Lower earnings from equity method investees for the six months ended June 30, 2019 primarily reflect the absence of a 2018 favorable adjustment to the differential membership interests at NEP of approximately $150 million due to the decrease in federal corporate income tax rates, as well as equity in losses of NEP recorded during the six months ended June 30, 2019. The decreases during the three and six months ended June 30, 2019 were partly offset by increased equity in earnings of other equity method investees.

Gain on NEP Deconsolidation
The NEP deconsolidation resulted in a gain of approximately $3.9 billion ($3.0 billion after tax) in NEE's condensed consolidated statements of income during the six months ended June 30, 2018. See Note 2.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds - net
Changes in the fair value of equity securities in NEER's nuclear decommissioning funds, primarily equity securities in NEER's special use funds, relate to favorable market conditions.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs from solar and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. Also see Note 6 for a discussion of PTCs and ITCs.

Net (Income) Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests primarily represents the activity related to the sales of differential membership interests. The decrease for the six months ended June 30, 2019 primarily reflects the absence of a 2018 adjustment of approximately $497 million ($373 million after-tax) related to the decrease in federal corporate income tax rate effective January 1, 2018.

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

Corporate and Other's results decreased $30 million and $294 million during the three and six months ended June 30, 2019, respectively. The decrease for the three months ended June 30, 2019 primarily reflects higher after-tax losses of approximately $23 million related to non-qualifying hedge activity and higher interest costs associated with higher debt balances primarily related to the Gulf Power acquisition financing, partly offset by the absence of 2018 income tax charges related to an unfavorable tax ruling. The decrease for the six months ended June 30, 2019 primarily reflects higher after-tax losses of approximately $209 million related to non-qualifying hedge activity, higher interest costs associated with higher debt balances primarily related to the Gulf Power acquisition financing, as well as acquisition and transition costs incurred in 2019.

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

Cash Flows

NEE's sources and uses of cash for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018(a)
	(millions)
Sources of cash:
Cash flows from operating activities	$3,281	$2,936
Issuances of long-term debt	7,554	2,875
Sale of independent power and other investments of NEER	995	311
Distributions from equity method investees of independent power investments	—	633
Payments from related parties under a cash sweep and credit support agreement – net	671	50
Issuances of common stock - net	26	11
Net increase in commercial paper and other short-term debt	—	655
Other sources - net	60	—
Total sources of cash	12,587	7,471
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(9,900)	(5,923)
Retirements of long-term debt	(1,876)	(1,214)
Net decrease in commercial paper and other short-term debt	(2,968)	—
Dividends	(1,197)	(1,047)
Other uses - net	(204)	(519)
Total uses of cash	(16,145)	(8,703)
Effects of currency translation on cash, cash equivalents and restricted cash	8	(15)
Net decrease in cash, cash equivalents and restricted cash	$(3,550)	$(1,247)
———————————————
(a) Amounts have been retrospectively adjusted for an accounting standard update related to leases.

For significant financing activity that occurred in July 2019, see Note 10.

NEE's primary capital requirements are for expanding and enhancing FPL's and Gulf Power's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2019 through 2023 and thereafter. The following table provides a summary of the major capital investments for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
	(millions)
FPL:
Generation:
New	$373	$441
Existing	594	520
Transmission and distribution	1,271	1,225
Nuclear fuel	93	90
General and other	185	183
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	(121)	45
Total	2,395	2,504
Gulf Power	248	—
NEER:
Wind	1,181	2,081
Solar	443	369
Nuclear, including nuclear fuel	103	140
Natural gas pipelines	246	162
Other	612	566
Total	2,585	3,318
Corporate and Other, primarily the acquisition of Gulf Power (see Note 7 - Gulf Power)	4,672	101
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$9,900	$5,923

Liquidity

At June 30, 2019, NEE's total net available liquidity was approximately $8.3 billion. The table below provides the components of FPL's, Gulf Power's and NEECH's net available liquidity at June 30, 2019:

					Maturity Date
	FPL	Gulf Power	NEECH	Total	FPL	Gulf Power	NEECH
	(millions)
Bank revolving line of credit facilities(a)	$2,943	$900	$5,297	$9,140	2020 - 2024	2024	2019 - 2024
Issued letters of credit	(3)	—	(157)	(160)
	2,940	900	5,140	8,980

Revolving credit facilities	1,900	200	1,150	3,250	2019 - 2021	2019	2019 - 2021
Borrowings(b)	—	—	—	—
	1,900	200	1,150	3,250

Letter of credit facilities(c)	—	—	900	900			2020 - 2021
Issued letters of credit	—	—	(710)	(710)
	—	—	190	190

Subtotal	4,840	1,100	6,480	12,420

Cash and cash equivalents	93	12	913	1,018
Commercial paper and other short-term borrowings outstanding	(776)	(100)	(4,221)	(5,097)
Net available liquidity	$4,157	$1,012	$3,172	$8,341
———————————————

(a)
Provide for the funding of loans up to $9,140 million ($2,943 million for FPL, $900 million for Gulf Power and $5,297 million for NEECH) and the issuance of letters of credit up to $2,525 million ($575 million for FPL, $75 million for Gulf Power and $1,875 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s bank revolving line of credit facilities are also available to support the purchase of $948 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $236 million of floating rate notes in the event an individual noteholder requires repayment prior to maturity. Gulf Power's bank revolving line of credit facilities are also available to support the purchase of approximately $148 million of its tax exempt bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity. Approximately $2,314 million of FPL's and $4,109 million of NEECH's bank revolving line of credit facilities expire in 2024.

(b)	See Note 10 for NEECH borrowings that occurred in July 2019.

(c)	Only available for the issuance of letters of credit.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At June 30, 2019, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at June 30, 2019, NEE subsidiaries had approximately $4.0 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations (see Note 7 - Trans Bay Cable, LLC).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At June 30, 2019, these guarantees totaled approximately $433 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At June 30, 2019, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at June 30, 2019) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $780 million.

At June 30, 2019, subsidiaries of NEE also had approximately $1.4 billion of standby letters of credit and approximately $360 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2019 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2019
Fair value of contracts outstanding at March 31, 2019	$609	$744	$(14)	$(5)	$1,334
Reclassification to realized at settlement of contracts	(12)	(52)	4	2	(58)
Inception value of new contracts	—	4	—	—	4
Net option premium purchases (issuances)	2	3	—	—	5
Changes in fair value excluding reclassification to realized	57	219	(1)	(2)	273
Fair value of contracts outstanding at June 30, 2019	656	918	(11)	(5)	1,558
Net margin cash collateral paid (received)					212
Total mark-to-market energy contract net assets (liabilities) at June 30, 2019	$656	$918	$(11)	$(5)	$1,770

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2019
Fair value of contracts outstanding at December 31, 2018	$593	$794	$(41)	$—	$1,346
Reclassification to realized at settlement of contracts	(58)	(45)	30	3	(70)
Inception value of new contracts	—	4	—	—	4
Net option premium purchases (issuances)	12	3	—	—	15
Gulf Power acquisition	—	—	—	(6)	(6)
Changes in fair value excluding reclassification to realized	109	162	—	(2)	269
Fair value of contracts outstanding at June 30, 2019	656	918	(11)	(5)	1,558
Net margin cash collateral paid (received)					212
Total mark-to-market energy contract net assets (liabilities) at June 30, 2019	$656	$918	$(11)	$(5)	$1,770

NEE's total mark-to-market energy contract net assets (liabilities) at June 30, 2019 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2019
(millions)
Current derivative assets	$778
Noncurrent derivative assets	1,621
Current derivative liabilities	(292)
Noncurrent derivative liabilities	(337)
NEE's total mark-to-market energy contract net assets	$1,770

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2019 were as follows:

	Maturity
	2019	2020	2021	2022	2023	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(132)	$(85)	$(12)	$8	$(2)	$—	$(223)
Significant other observable inputs	(12)	41	(8)	(41)	(16)	(20)	(56)
Significant unobservable inputs	266	165	77	76	82	269	935
Total	122	121	57	43	64	249	656
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	16	5	3	2	—	—	26
Significant other observable inputs	50	102	89	77	51	70	439
Significant unobservable inputs	10	35	36	33	38	301	453
Total	76	142	128	112	89	371	918
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	1	—	—	—	—	—	1
Significant unobservable inputs	(3)	(9)	—	—	—	—	(12)
Total	(2)	(9)	—	—	—	—	(11)
Owned Assets - Gulf Power Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(4)	(1)	—	—	—	—	(5)
Significant unobservable inputs	—	—	—	—	—	—	—
Total	(4)	(1)	—	—	—	—	(5)
Total sources of fair value	$192	$253	$185	$155	$153	$620	$1,558

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2018	$—	$5	$5	$—	$47	$48	$—	$43	$44
June 30, 2019	$—	$4	$4	$—	$37	$37	$—	$37	$37
Average for the six months ended June 30, 2019	$—	$3	$3	$1	$30	$30	$1	$30	$30
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,022	$2,022	$1,956	$1,956
Other investments, primarily debt securities	$205	$205	$180	$180
Long-term debt, including current portion	$36,620	$39,158	$29,498	$30,043
Interest rate contracts - net unrealized losses	$(560)	$(560)	$(416)	$(416)
FPL:
Fixed income securities - special use funds	$1,506	$1,506	$1,513	$1,513
Long-term debt, including current portion	$13,420	$15,246	$11,783	$12,613
———————————————

(a)	See Note 5.

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

At June 30, 2019, NEE had interest rate contracts with a notional amount of approximately $11.0 billion related to outstanding and expected future debt issuances and borrowings, of which $9.6 billion manages exposure to the variability of cash flows associated with outstanding and expected future debt issuances at NEECH and NEER. The remaining $1.4 billion of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 4.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE's net liabilities would increase by approximately $1,615 million ($599 million for FPL) at June 30, 2019.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $3,569 million and $3,046 million ($2,235 million and $1,850 million for FPL) at June 30, 2019 and December 31, 2018, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At June 30, 2019, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in an approximately $331 million ($209 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At June 30, 2019, approximately 94% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2019.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2019 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/19 - 4/30/19	—	—	—	45,000,000
5/1/19 - 5/31/19	466	$194.86	—	45,000,000
6/1/19 - 6/30/19	441	$206.44	—	45,000,000
Total	907	$200.49	—
————————————

(a)
Includes: (1) in May 2019, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in June 2019, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.

(b)	In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock over an unspecified period.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)	Officer's Certificate of Florida Power & Light Company, dated May 7, 2019, creating the Floating Rate Notes, Series due May 6, 2022 (filed as Exhibit 4 to Form 8-K dated May 7, 2019, File No. 2-27612)	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
_________________________

*	Incorporated herein by reference

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

Date: July 24, 2019

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer of NextEra Energy, Inc. (Principal Accounting Officer of NextEra Energy, Inc.)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller of Florida Power & Light Company (Principal Accounting Officer of Florida Power & Light Company)