Form 10-Q
period 2019-09-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2019-10-23
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

700 Universe Boulevard
Juno Beach, Florida 33408
(561) 694-4000

State or other jurisdiction of incorporation or organization:  Florida

Securities registered pursuant to Section 12(b) of the Act:

Registrants	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NextEra Energy, Inc.	Common Stock, $0.01 Par Value	NEE	New York Stock Exchange
	4.872% Corporate Units	NEE.PRO	New York Stock Exchange

Florida Power & Light Company	None

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at September 30, 2019: 488,775,903

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at September 30, 2019, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(a)	2019	2018(a)
OPERATING REVENUES	$5,572	$4,416	$14,616	$12,337
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	1,266	1,083	3,308	2,796
Other operations and maintenance	863	830	2,576	2,448
Depreciation and amortization	1,295	1,132	3,247	2,819
Losses (gains) on disposal of businesses/assets - net	2	(6)	(378)	(48)
Taxes other than income taxes and other - net	553	409	1,387	1,149
Total operating expenses - net	3,979	3,448	10,140	9,164
OPERATING INCOME	1,593	968	4,476	3,173
OTHER INCOME (DEDUCTIONS)
Interest expense	(746)	(168)	(2,061)	(788)
Equity in earnings (losses) of equity method investees	(90)	122	(80)	371
Allowance for equity funds used during construction	14	24	51	68
Interest income	16	11	41	39
Gain on NEP deconsolidation	—	—	—	3,927
Gains on disposal of investments and other property - net	6	31	37	83
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net	1	30	157	22
Other net periodic benefit income	50	37	136	139
Other - net	12	11	43	30
Total other income (deductions) - net	(737)	98	(1,676)	3,891
INCOME BEFORE INCOME TAXES	856	1,066	2,800	7,064
INCOME TAXES	58	125	256	1,602
NET INCOME	798	941	2,544	5,462
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	81	64	250	754
NET INCOME ATTRIBUTABLE TO NEE	$879	$1,005	$2,794	$6,216
Earnings per share attributable to NEE:
Basic	$1.82	$2.12	$5.82	$13.18
Assuming dilution	$1.81	$2.10	$5.78	$13.00
Weighted-average number of common shares outstanding:
Basic	481.9	473.1	479.7	471.7
Assuming dilution	486.0	477.4	483.5	475.6
———————————————
(a) Amounts have been retrospectively adjusted for an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(a)	2019	2018(a)
NET INCOME	$798	$941	$2,544	$5,462
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $1, $2, $5 and $7 tax expense, respectively)	6	7	24	21
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $2 tax expense, $1 tax benefit, $8 tax expense and $5 tax benefit, respectively)	4	(2)	19	(11)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1 tax benefit, less than $1 tax expense, less than $1 and $1 tax benefit, respectively)	(1)	—	—	—
Defined benefit pension and other benefits plans:
Net unrealized gain (loss) and unrecognized prior service benefit (cost) (net of $16 and less than $1 tax benefit, respectively)	—	—	(53)	(1)
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1, less than $1, $1 and $1 tax benefit, respectively)	(1)	(1)	(2)	(3)
Net unrealized gains (losses) on foreign currency translation	1	11	19	(9)
Other comprehensive income related to equity method investees (net of less than $1, less than $1, less than $1 and $1 tax expense, respectively)	1	1	1	5
Total other comprehensive income, net of tax	10	16	8	2
IMPACT OF NEP DECONSOLIDATION (NET OF $15 TAX EXPENSE)	—	—	—	58
COMPREHENSIVE INCOME	808	957	2,552	5,522
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	81	64	250	754
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$889	$1,021	$2,802	$6,276
______________________
(a) Amounts have been retrospectively adjusted for an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2019	December 31, 2018
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$93,106	$81,986
Nuclear fuel	1,746	1,740
Construction work in progress	8,891	8,357
Accumulated depreciation and amortization	(24,748)	(21,749)
Total property, plant and equipment - net ($10,084 and $10,553 related to VIEs, respectively)	78,995	70,334
CURRENT ASSETS
Cash and cash equivalents	1,131	638
Customer receivables, net of allowances of $15 and $10, respectively	2,717	2,302
Other receivables	613	667
Materials, supplies and fossil fuel inventory	1,451	1,223
Regulatory assets ($41 related to a VIE at December 31, 2018)	523	448
Derivatives	580	564
Other	664	551
Total current assets	7,679	6,393
OTHER ASSETS
Special use funds	6,633	5,886
Investment in equity method investees	7,180	6,748
Prepaid benefit costs	1,338	1,284
Regulatory assets	3,399	3,290
Derivatives	1,649	1,355
Goodwill	4,129	891
Other	3,220	7,521
Total other assets	27,548	26,975
TOTAL ASSETS	$114,222	$103,702
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 489 and 478, respectively)	$5	$5
Additional paid-in capital	11,933	10,490
Retained earnings	24,835	23,837
Accumulated other comprehensive loss	(181)	(188)
Total common shareholders' equity	36,592	34,144
Noncontrolling interests ($3,577 and $3,265 related to VIEs, respectively)	3,582	3,269
Total equity	40,174	37,413
Redeemable noncontrolling interests	66	468
Long-term debt ($902 and $1,020 related to VIEs, respectively)	36,144	26,782
Total capitalization	76,384	64,663
CURRENT LIABILITIES
Commercial paper	2,515	2,749
Other short-term debt	240	5,465
Current portion of long-term debt ($31 and $74 related to VIEs, respectively)	2,888	2,716
Accounts payable	2,838	2,386
Customer deposits	492	445
Accrued interest and taxes	1,115	477
Derivatives	239	675
Accrued construction-related expenditures	1,038	1,195
Regulatory liabilities	355	325
Other	1,594	1,130
Total current liabilities	13,314	17,563
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	3,438	3,135
Deferred income taxes	8,109	7,367
Regulatory liabilities	9,863	9,009
Derivatives	1,233	516
Other	1,881	1,449
Total other liabilities and deferred credits	24,524	21,476
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$114,222	$103,702

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,544	$5,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,247	2,819
Nuclear fuel and other amortization	190	183
Unrealized losses on marked to market derivative contracts – net	135	88
Foreign currency transaction losses (gains)	10	(5)
Deferred income taxes	125	1,550
Cost recovery clauses and franchise fees	93	(79)
Equity in earnings of equity method investees	80	(371)
Distributions of earnings from equity method investees	337	242
Gains on disposal of businesses, assets and investments – net	(415)	(131)
Gain on NEP deconsolidation	—	(3,927)
Other - net	(74)	(65)
Changes in operating assets and liabilities:
Current assets	(310)	(698)
Noncurrent assets	(87)	(97)
Current liabilities	356	219
Noncurrent liabilities	12	41
Net cash provided by operating activities	6,243	5,231
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(3,603)	(3,493)
Acquisition and capital expenditures of Gulf Power	(4,928)	—
Independent power and other investments of NEER	(3,880)	(4,825)
Nuclear fuel purchases	(245)	(217)
Other capital expenditures, acquisitions and other investments	(957)	(722)
Sale of independent power and other investments of NEER	1,003	327
Proceeds from sale or maturity of securities in special use funds and other investments	2,812	2,579
Purchases of securities in special use funds and other investments	(2,901)	(2,860)
Distributions from equity method investees of independent power investments	—	637
Other - net	236	13
Net cash used in investing activities	(12,463)	(8,561)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	10,923	4,028
Retirements of long-term debt	(3,561)	(2,593)
Net change in commercial paper	(234)	773
Proceeds from other short-term debt	—	625
Repayments of other short-term debt	(4,725)	(450)
Payments from related parties under a cash sweep and credit support agreement – net	460	720
Issuances of common stock - net	1,488	714
Dividends on common stock	(1,797)	(1,570)
Other - net	(31)	(178)
Net cash provided by financing activities	2,523	2,069
Effects of currency translation on cash, cash equivalents and restricted cash	2	(1)
Net decrease in cash, cash equivalents and restricted cash	(3,695)	(1,262)
Cash, cash equivalents and restricted cash at beginning of period	5,253	1,983
Cash, cash equivalents and restricted cash at end of period	$1,558	$721
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$2,071	$1,963
———————————————
(a) Amounts have been retrospectively adjusted for an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2018	478	$5	$10,490	$(188)	$23,837	$34,144	$3,269	$37,413
Net income (loss)	—	—	—	—	680	680	(74)
Share-based payment activity	1	—	30	—	—	30	—
Dividends on common stock(a)	—	—	—	—	(598)	(598)	—
Other comprehensive loss	—	—	—	(24)	—	(24)	—
Other differential membership interests activity	—	—	—	—	—	—	389
Other	—	—	(5)	(1)	—	(6)	30
Balances, March 31, 2019	479	5	10,515	(213)	23,919	34,226	3,614	$37,840
Net income (loss)	—	—	—	—	1,234	1,234	(95)
Share-based payment activity	—	—	47	—	—	47	—
Dividends on common stock(a)	—	—	—	—	(599)	(599)	—
Other comprehensive income	—	—	—	22	—	22	—
Other differential membership interests activity	—	—	—	—	—	—	(146)
Other	—	—	(20)	—	—	(20)	143
Balances, June 30, 2019	479	5	10,542	(191)	24,554	34,910	3,516	$38,426
Net income (loss)	—	—	—	—	879	879	(81)
Issuances of common stock - net	10	—	1,470	—	—	1,470	—
Share-based payment activity	—	—	39	—	—	39	—
Dividends on common stock(a)	—	—	—	—	(600)	(600)	—
Other comprehensive income	—	—	—	10	—	10	—
Premium on equity units	—	—	(120)	—	—	(120)	—
Other differential membership interests activity	—	—	—	—	—	—	133
Other	—	—	2	—	2	4	14
Balances, September 30, 2019	489	$5	$11,933	$(181)	$24,835	$36,592	$3,582	$40,174
———————————————

(a)	Dividends per share were $1.25, $1.25 and $1.25 for the three months ended September 30, 2019, June 30, 2019 and March 31, 2019, respectively.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital(a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings(a)	Total Common Shareholders' Equity(a)	Non- controlling Interests(a)	Total Equity(a)
	Shares	Aggregate Par Value
Balances, December 31, 2017	471	$5	$9,100	$111	$19,020	$28,236	$1,295	$29,531
Net income (loss)	—	—	—	—	4,431	4,431	(597)
Share-based payment activity	—	—	5	—	—	5	—
Dividends on common stock(b)	—	—	—	—	(523)	(523)	—
Other comprehensive loss	—	—	—	(19)	—	(19)	—
Impact of NEP deconsolidation(c)	—	—	—	58	—	58	(2,700)
Adoption of accounting standards updates	—	—	590	(328)	280	542	5,303
Other differential membership interests activity	—	—	—	—	—	—	(14)
Other	—	—	1	—	(1)	—	—
Balances, March 31, 2018	471	5	9,696	(178)	23,207	32,730	3,287	$36,017
Net income (loss)	—	—	—	—	781	781	(94)
Share-based payment activity	1	—	38	—	—	38	—
Dividends on common stock(b)	—	—	—	—	(524)	(524)	—
Other comprehensive income	—	—	—	5	—	5	—
Other differential membership interests activity	—	—	—	—	—	—	(46)
Other	—	—	—	—	1	1	4
Balances, June 30, 2018	472	5	9,734	(173)	23,465	33,031	3,151	$36,182
Net income (loss)	—	—	—	—	1,005	1,005	(64)
Issuances of common stock - net	6	—	700	—	—	700	—
Share-based payment activity	—	—	39	—	—	39	—
Dividends on common stock(b)	—	—	—	—	(523)	(523)	—
Other comprehensive income	—	—	—	16	—	16	—
Other differential membership interests activity	—	—	(5)	—	—	(5)	(7)
Other	—	—	(2)	—	(1)	(3)	6
Balances, September 30, 2018	478	$5	$10,466	$(157)	$23,946	$34,260	$3,086	$37,346
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	Dividends per share were $1.11, $1.11 and $1.11 for the three months ended September 30, 2018, June 30, 2018 and March 31, 2018, respectively.

(c)	See Note 2.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(a)	2019	2018(a)
OPERATING REVENUES	$3,491	$3,399	$9,267	$8,927
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	943	941	2,478	2,418
Other operations and maintenance	345	383	1,070	1,115
Depreciation and amortization	853	806	2,005	1,865
Taxes other than income taxes and other - net	377	352	1,029	984
Total operating expenses - net	2,518	2,482	6,582	6,382
OPERATING INCOME	973	917	2,685	2,545
OTHER INCOME (DEDUCTIONS)
Interest expense	(152)	(136)	(442)	(410)
Allowance for equity funds used during construction	11	23	46	64
Other - net	2	2	3	5
Total other deductions - net	(139)	(111)	(393)	(341)
INCOME BEFORE INCOME TAXES	834	806	2,292	2,204
INCOME TAXES	151	152	358	440
NET INCOME(b)	$683	$654	$1,934	$1,764
_______________________

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2019	December 31, 2018
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$53,425	$49,640
Nuclear fuel	1,173	1,189
Construction work in progress	2,772	3,888
Accumulated depreciation and amortization	(13,695)	(13,218)
Total electric utility plant and other property - net	43,675	41,499
CURRENT ASSETS
Cash and cash equivalents	137	112
Customer receivables, net of allowances of $5 and $3, respectively	1,354	1,026
Other receivables	290	284
Materials, supplies and fossil fuel inventory	741	670
Regulatory assets ($41 related to a VIE at December 31, 2018)	426	447
Other	156	239
Total current assets	3,104	2,778
OTHER ASSETS
Special use funds	4,568	4,056
Prepaid benefit costs	1,460	1,407
Regulatory assets	2,594	2,843
Goodwill	298	302
Other	466	599
Total other assets	9,386	9,207
TOTAL ASSETS	$56,165	$53,484
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	10,852	10,601
Retained earnings	8,773	9,040
Total common shareholder's equity	20,998	21,014
Long-term debt	14,144	11,688
Total capitalization	35,142	32,702
CURRENT LIABILITIES
Commercial paper	445	1,256
Current portion of long-term debt ($74 related to a VIE at December 31, 2018)	27	95
Accounts payable	779	731
Customer deposits	452	442
Accrued interest and taxes	773	376
Accrued construction-related expenditures	331	323
Regulatory liabilities	301	310
Other	636	543
Total current liabilities	3,744	4,076
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,276	2,147
Deferred income taxes	5,359	5,165
Regulatory liabilities	9,183	8,886
Other	461	508
Total other liabilities and deferred credits	17,279	16,706
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$56,165	$53,484

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,934	$1,764
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,005	1,865
Nuclear fuel and other amortization	130	111
Deferred income taxes	48	195
Cost recovery clauses and franchise fees	104	(79)
Other - net	(19)	(17)
Changes in operating assets and liabilities:
Current assets	(318)	(301)
Noncurrent assets	(47)	(14)
Current liabilities	403	31
Noncurrent liabilities	(6)	(3)
Net cash provided by operating activities	4,234	3,552
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,603)	(3,493)
Nuclear fuel purchases	(150)	(104)
Proceeds from sale or maturity of securities in special use funds	1,798	1,623
Purchases of securities in special use funds	(1,885)	(1,786)
Other - net	31	205
Net cash used in investing activities	(3,809)	(3,555)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,498	1,594
Retirements of long-term debt	(85)	(1,580)
Net change in commercial paper	(811)	(1,482)
Repayments of other short-term debt	—	(250)
Capital contributions from NEE	250	1,786
Dividends to NEE	(2,200)	—
Other - net	(43)	(34)
Net cash provided by (used in) financing activities	(391)	34
Net increase in cash, cash equivalents and restricted cash	34	31
Cash, cash equivalents and restricted cash at beginning of period	254	174
Cash, cash equivalents and restricted cash at end of period	$288	$205
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$557	$460
NEE's noncash contribution of a consolidated subsidiary - net	$—	$526
———————————————
(a) Amounts have been retrospectively adjusted for an accounting standards update related to leases.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2018	$1,373	$10,601	$9,040	$21,014
Net income	—	—	588
Capital contributions from NEE	—	250	—
Other	—	1	—
Balances, March 31, 2019	1,373	10,852	9,628	$21,853
Net income	—	—	663
Dividends to NEE	—	—	(1,400)
Other	—	(1)	—
Balances, June 30, 2019	1,373	10,851	8,891	$21,115
Net income	—	—	683
Dividends to NEE	—	—	(800)
Other	—	1	(1)
Balances, September 30, 2019	$1,373	$10,852	$8,773	$20,998

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2017	$1,373	$8,291	$7,376	$17,040
Net income	—	—	484
Capital contributions from NEE	—	850	—
Other	—	—	(7)
Balances, March 31, 2018	1,373	9,141	7,853	$18,367
Net income	—	—	626
Balances, June 30, 2018	1,373	9,141	8,479	$18,993
Net income	—	—	654
Capital contributions from NEE	—	936	—
NEE's contribution of a consolidated subsidiary	—	526	—
Balances, September 30, 2018	$1,373	$10,603	$9,133	$21,109

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

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $4.9 billion ($3.5 billion at FPL) and $4.4 billion ($3.4 billion at FPL) for the three months ended September 30, 2019 and 2018, respectively, and $13.2 billion ($9.2 billion at FPL) and $11.8 billion ($8.9 billion at FPL) for the nine months ended September 30, 2019 and 2018, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL - FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At September 30, 2019 and December 31, 2018, FPL's unbilled revenues amounted to approximately $490 million and $432 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets.
NEER - NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2019 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price related primarily to electric capacity sales associated with ISO annual auctions through 2020 and certain power purchase agreements with maturity dates through 2034. At September 30, 2019, NEER expects to record approximately $785 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

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
NEER provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NEER is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At September 30, 2019 and December 31, 2018, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NEER or its subsidiaries were approximately $525 million and $66 million, respectively, and is included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $27 million and $18 million for the three months ended September 30, 2019 and 2018, respectively, and $75 million and $66 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $58 million and $45 million are included in other

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

receivables and $68 million and $34 million are included in noncurrent other assets at September 30, 2019 and December 31, 2018, respectively. Under the CSCS agreement, NEECH or NEER guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $751 million at September 30, 2019 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2019 to 2050 and included certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At September 30, 2019, approximately $34 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

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

The components of net periodic income for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(millions)
Service cost	$20	$18	$—	$—	$60	$52	$1	$1
Interest cost	28	20	3	2	86	62	7	5
Expected return on plan assets	(78)	(69)	—	—	(235)	(207)	—	—
Amortization of prior service benefit	—	—	(4)	(4)	(1)	(1)	(12)	(12)
Special termination benefits(a)	1	14	—	—	17	14	—	—
Net periodic income at NEE	$(29)	$(17)	$(1)	$(2)	$(73)	$(80)	$(4)	$(6)
Net periodic income allocated to FPL	$(18)	$(11)	$(1)	$(2)	$(53)	$(51)	$(3)	$(4)

———————————————

(a)	Reflects enhanced early retirement programs.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income. At September 30, 2019, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $14 million of net losses included in AOCI at September 30, 2019 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at September 30, 2019 and December 31, 2018, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 5 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	September 30, 2019
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$4,416	$2,651	$2,203	$495
Interest rate contracts	27	956	6	935
Foreign currency contracts	20	42	20	42
Total fair values	$4,463	$3,649	$2,229	$1,472

FPL:
Commodity contracts	$10	$19	$7	$16

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$580
Noncurrent derivative assets(b)			1,649
Current derivative liabilities(c)				$239
Noncurrent derivative liabilities				1,233
Total derivatives			$2,229	$1,472

Net fair value by FPL balance sheet line item:
Current other assets			$7
Current other liabilities				$14
Noncurrent other liabilities				2
Total derivatives			$7	$16
———————————————

(a)	Reflects the netting of approximately $2 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $61 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $6 million in margin cash collateral paid to counterparties.

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

At September 30, 2019 and December 31, 2018, NEE had approximately $9 million and $16 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at September 30, 2019 and December 31, 2018, NEE had approximately $256 million and $157 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions)
Commodity contracts(a) - operating revenues	$366	$(187)	$641	$(7)
Foreign currency contracts - interest expense	(13)	(17)	(21)	3
Interest rate contracts - interest expense	(352)	142	(883)	115
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(6)	(8)	(24)	(25)
Foreign currency contracts	(1)	(1)	(3)	(3)
Total	$(6)	$(71)	$(290)	$83
———————————————

(a)
For the three and nine months ended September 30, 2019, FPL recorded gains of approximately $4 million and $8 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets. For the three and nine months ended September 30, 2018, FPL recorded losses of approximately $1 million and gains of $4 million, respectively, related to commodity contracts as regulatory assets and regulatory liabilities, respectively, on its condensed consolidated balance sheets.

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

	September 30, 2019				December 31, 2018
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(140)	MWh	1	MWh	(100)	MWh	1	MWh
Natural gas	(1,819)	MMBtu	203	MMBtu	(491)	MMBtu	231	MMBtu
Oil	(16)	barrels	—		(30)	barrels	—

At September 30, 2019 and December 31, 2018, NEE had interest rate contracts with a net notional amount of approximately $8.7 billion and $13.4 billion, respectively, and foreign currency contracts with a net notional amount of approximately $656 million and $656 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At September 30, 2019 and December 31, 2018, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.8 billion ($16 million for FPL) and $1.8 billion ($34 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $140 million (none at FPL) at September 30, 2019 and $270 million (none at FPL) at December 31, 2018. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $950 million ($40 million at FPL) at September 30, 2019 and $1.5 billion ($45 million at FPL) at December 31, 2018. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $900 million ($115 million at FPL) at September 30, 2019 and $610 million ($145 million at FPL) at December 31, 2018.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At September 30, 2019 and December 31, 2018, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $2 million (none at FPL), respectively, in cash and $58 million (none at FPL) and $88 million (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2019
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(b)
NEE - equity securities	$924	$—		$—		$924
FPL - equity securities	$196	$—		$—		$196
Special use funds:(c)
NEE:
Equity securities	$1,725	$1,909	(d)	$—		$3,634
U.S. Government and municipal bonds	$552	$144		$—		$696
Corporate debt securities	$—	$777		$—		$777
Mortgage-backed securities	$—	$452		$—		$452
Other debt securities	$—	$116		$—		$116
FPL:
Equity securities	$553	$1,731	(d)	$—		$2,284
U.S. Government and municipal bonds	$420	$105		$—		$525
Corporate debt securities	$—	$542		$—		$542
Mortgage-backed securities	$—	$344		$—		$344
Other debt securities	$—	$106		$—		$106
Other investments:(e)
NEE:
Equity securities	$18	$12		$—		$30
Debt securities	$105	$67		$—		$172
Derivatives:
NEE:
Commodity contracts	$1,003	$1,827		$1,586	$(2,213)	$2,203	(f)
Interest rate contracts	$—	$27		$—	$(21)	$6	(f)
Foreign currency contracts	$—	$20		$—	$—	$20	(f)
FPL - commodity contracts	$—	$9		$1	$(3)	$7	(f)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,030	$1,232		$389	$(2,156)	$495	(f)
Interest rate contracts	$—	$810		$146	$(21)	$935	(f)
Foreign currency contracts	$—	$42		$—	$—	$42	(f)
FPL - commodity contracts	$—	$8		$11	$(3)	$16	(f)
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

(b)
Includes restricted cash equivalents of approximately $66 million ($62 million for FPL) in current other assets and $89 million ($89 million for FPL) in noncurrent other assets on the condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at September 30, 2019 are as follows:

	Fair Value at		Valuation	Significant
Transaction Type	September 30, 2019		Technique(s)	Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$909	$186	Discounted cash flow	Forward price (per MWh)	$(15)	—	$181
Forward contracts - gas	134	27	Discounted cash flow	Forward price (per MMBtu)	$1	—	$7
Forward contracts - other commodity related	2	2	Discounted cash flow	Forward price (various)	$1	—	$58
Options - power	33	9	Option models	Implied correlations	1%	—	100%
				Implied volatilities	5%	—	213%
Options - primarily gas	143	146	Option models	Implied correlations	1%	—	100%
				Implied volatilities	1%	—	152%
Full requirements and unit contingent contracts	365	19	Discounted cash flow	Forward price (per MWh)	$(18)	—	$647
				Customer migration rate(a)	—%	—	20%
Total	$1,586	$389
———————————————

(a)	Applies only to full requirements contracts.

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

In addition, the fair value measurement of interest rate contract net liabilities related to the solar projects in Spain of approximately $146 million at September 30, 2019 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2019		2018
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30	$1,231	$(13)	$650	$—
Realized and unrealized gains (losses):
Included in earnings(a)	(29)	—	(131)	—
Included in other comprehensive income (loss)(b)	6	—	1	—
Included in regulatory assets and liabilities	2	2	(1)	(1)
Purchases	27	—	22	—
Settlements	(146)	1	6	(1)
Issuances	(13)	—	(19)	—
Transfers out(c)	(27)	—	—	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$1,051	$(10)	$528	$(2)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(d)	$53	$—	$(115)	$—

———————————————

(a)
For the three months ended September 30, 2019 and 2018, realized and unrealized gains (losses) of approximately $(23) million and $(134) million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

(b)	Included in net unrealized gains (losses) on foreign currency translation in the condensed consolidated statements of comprehensive income.

(c)	Transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(d)
For the three months ended September 30, 2019 and 2018, unrealized gains (losses) of approximately $61 million and $(118) million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2019		2018
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$647	$(36)	$566	$—
Realized and unrealized gains (losses):
Included in earnings(a)	663	—	(79)	—
Included in other comprehensive income (loss)(b)	7	—	5	—
Included in regulatory assets and liabilities	1	1	(1)	(1)
Purchases	94	—	125	—
Settlements	(265)	23	(1)	(2)
Issuances	(64)	—	(80)	—
Impact of adoption of revenue standard	—	—	(30)	—
Transfers in(c)	—	—	1	1
Transfers out(c)	(32)	2	22	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$1,051	$(10)	$528	$(2)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(d)	$476	$—	$(68)	$—
———————————————

(a)
For the nine months ended September 30, 2019 and 2018, realized and unrealized gains (losses) of approximately $680 million and $(63) million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

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

(d)
For the nine months ended September 30, 2019 and 2018, unrealized gains (losses) of approximately $493 million and $(53) million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2019			December 31, 2018
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$958	$957		$884	$883
Other investments(b)	$30	$30		$54	$54
Long-term debt, including current portion	$39,032	$42,362	(c)	$29,498	$30,043	(c)
FPL:
Special use funds(a)	$767	$766		$693	$692
Long-term debt, including current portion	$14,171	$16,567	(c)	$11,783	$12,613	(c)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).

(b)	Included in noncurrent other assets in the condensed consolidated balance sheets.

(c)	At September 30, 2019 and December 31, 2018, substantially all is Level 2 for NEE and all is Level 2 for FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $6,564 million and $5,818 million at September 30, 2019 and December 31, 2018, respectively, ($4,499 million and $3,987 million, respectively, for FPL) and FPL's storm fund assets of $70 million and $68 million at September 30, 2019 and December 31, 2018, respectively. The investments held in the special use funds consist of equity securities and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $1,962 million and $1,994 million at September 30, 2019 and December 31, 2018, respectively, ($1,457 million and $1,542 million, respectively, for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory asset or liability accounts. For NEE's non-rate regulated operations, changes in fair value of debt securities result in a corresponding adjustment to OCI, except for unrealized losses considered to be other than temporary, including any credit losses, which are recognized in other - net in NEE's condensed consolidated statements of income. For NEE's non-rate regulated operations, changes in fair value of equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE’s condensed consolidated statements of income. The unrealized gains (losses) recognized during the three months ended September 30, 2019 and 2018 on equity securities held at September 30, 2019 and 2018 were $21 million and $192 million, respectively ($18 million and $130 million for three months ended September 30, 2019 and 2018, respectively, for FPL). The unrealized gains (losses) recognized during the nine months ended September 30, 2019 and 2018 on equity securities held at September 30, 2019 and 2018 were $500 million and $226 million, respectively ($327 million and $167 million for the nine months ended September 30, 2019 and 2018 for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2019 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at September 30, 2019 of approximately one year. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(millions)
Realized gains	$21	$5	$47	$32	$15	$2	$30	$22
Realized losses	$14	$9	$34	$49	$11	$5	$20	$34
Proceeds from sale or maturity of securities	$612	$576	$2,087	$1,889	$489	$487	$1,717	$1,529

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(millions)
Unrealized gains	$88	$14	$68	$11
Unrealized losses(a)	$9	$52	$8	$41
Fair value	$264	$1,273	$191	$961
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at September 30, 2019 and December 31, 2018 were not material to NEE or FPL.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6.  Income Taxes

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(a)	2019	2018	2019	2018(a)	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit(b)	4.3	1.8	3.9	4.7	3.4	4.3	3.3	4.4
Taxes attributable to noncontrolling interests(c)	2.0	1.2	—	—	1.9	2.2	—	—
PTCs and ITCs - NEER	(11.5)	(5.2)	—	—	(7.9)	(2.4)	—	—
Amortization of deferred regulatory credit(d)	(5.6)	(4.1)	(5.2)	(5.4)	(7.0)	(1.5)	(8.0)	(4.6)
Other - net	(3.4)	(3.0)	(1.6)	(1.4)	(2.3)	(0.9)	(0.7)	(0.8)
Effective income tax rate	6.8%	11.7%	18.1%	18.9%	9.1%	22.7%	15.6%	20.0%
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	The three and nine months ended September 30, 2019 reflect a valuation allowance of approximately $48 million related to deferred state tax credits.

(c)
The nine months ended September 30, 2018 reflects an income tax charge of approximately $125 million related to an adjustment to differential membership interests primarily as a result of the change in federal income tax rates effective January 1, 2018.

(d)
The nine months ended September 30, 2019 reflects a second quarter 2019 adjustment of approximately $83 million recorded by FPL to reduce income tax expense for the cumulative amortization of excess deferred income taxes from January 1, 2018 as a result of the FPSC's order in connection with its review of impacts associated with tax reform (see Note 11 - Rate Regulation). One of the provisions of the order requires FPL to amortize approximately $870 million of its excess deferred income taxes over a period not to exceed ten years.

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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on January 1, 2019 based on their fair value. The approval by the FPSC of Gulf Power's rates, which is intended to allow Gulf Power to collect from retail customers total revenues equal to Gulf Power's costs of providing service, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of Gulf Power's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $5.3 billion, primarily relating to property, plant and equipment of $4.0 billion and regulatory assets of $490 million, and assumed liabilities of approximately $3.4 billion, including $1.3 billion of long-term debt, $640 million of regulatory liabilities and $563 million of deferred income taxes. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $2.6 billion of goodwill which has been recognized on NEE's condensed consolidated balance sheet at September 30, 2019. Goodwill associated with the Gulf Power acquisition is reflected within Corporate and Other and, for impairment testing, is included in the Gulf Power reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated business mix and the indefinite life of Gulf Power's service territory franchise. In connection with the acquisition, operating right-of-use assets and lease liabilities were recorded primarily related to a purchased power agreement; such amounts each totaled approximately $220 million at September 30, 2019.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The operating leases have fixed payments with expiration dates ranging from late 2019 to 2023. At September 30, 2019, expected lease payments over the remaining terms of the operating leases were approximately $235 million with no one year being material. Gulf Power's operating leases did not have a material impact on NEE's condensed consolidated statements of income or cash flows.

Trans Bay Cable, LLC - On July 16, 2019, a wholly owned subsidiary of NextEra Energy Transmission, LLC acquired the membership interests of an entity that indirectly owns Trans Bay Cable, LLC (Trans Bay), which owns and operates a 53-mile, high-voltage direct current underwater transmission cable system in California extending from Pittsburg to San Francisco, with utility rates set by the FERC and revenues paid by the California Independent System Operator. The purchase price included approximately $671 million in cash consideration, excluding post-closing working capital adjustments, and the assumption of debt of approximately $420 million.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. The approval by the FERC of Trans Bay’s rates, which is intended to allow Trans Bay to collect total revenues equal to Trans Bay's costs for the development, financing, construction, operation and maintenance of Trans Bay, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of Trans Bay's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $710 million, primarily relating to property, plant and equipment, and assumed liabilities of approximately $652 million, primarily relating to long-term debt. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $613 million of goodwill which has been recognized on NEE's condensed consolidated balance sheet at September 30, 2019, of which approximately $570 million is expected to be deductible for tax purposes. Goodwill associated with the Trans Bay acquisition is reflected within Corporate and Other and, for impairment testing, is included in the rate-regulated transmission reporting unit. The goodwill arising from the transaction represents expected benefits from the growth potential of the transmission line. As part of the acquisition, right-of-use assets and lease liabilities were recorded primarily related to land use agreements that convey exclusive use of the land during the arrangement for the substations; such amounts each totaled approximately $145 million at September 30, 2019. The leases have fixed payments with expiration dates ranging from 2023 to 2106. At September 30, 2019, expected lease payments over the remaining terms of the leases were approximately $445 million with no one year being material. Trans Bay's leases did not have a material impact on NEE's condensed consolidated statements of income or cash flows. The valuation of the acquired net assets is subject to change as NEE obtains additional information for its estimates during the measurement period.

8.  Variable Interest Entities (VIEs)

At September 30, 2019, NEE had 30 VIEs which it consolidated and had interests in certain other VIEs which it did not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which was subordinate to the bondholder's interest in the VIE, was at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which included the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arose under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds were payable only from and were secured by the storm-recovery property, and the final payment was made in August 2019. The bondholders had no recourse to the general credit of FPL. The assets and liabilities of the VIE were approximately $77 million and $76 million, respectively, at December 31, 2018, and consisted primarily of storm-recovery property, which were included in current regulatory assets on NEE's and FPL's condensed consolidated balance sheet and storm-recovery bonds, which were included in current portion of long-term debt on NEE's and FPL's condensed consolidated balance sheet.

NEER - NEE consolidates 28 NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and has the obligation to absorb expected losses of these VIEs.

NEER consolidates two VIEs, which own and operate natural gas/oil electric generation facilities with the capability of producing 1,450 MW. These entities sell their electric output under power sales contracts to third parties, with expiration dates in 2021 and 2031. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The assets and liabilities of these two VIEs were approximately $212 million and $22 million, respectively, at September 30, 2019. These two VIEs, together with a third VIE that consolidated two separate NEER entities, collectively had assets and liabilities

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

that totaled $257 million and $21 million, respectively, at December 31, 2018. At September 30, 2019 and December 31, 2018, the assets of these consolidated VIEs consisted primarily of property, plant and equipment.

Three indirect subsidiaries of NEER have an approximately 50% ownership interest in five entities which own and operate solar PV facilities with the capability of producing a total of approximately 409 MW. Each of the three indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These five entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2042. The five entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs were approximately $793 million and $616 million, respectively, at September 30, 2019. There were two consolidated VIEs at December 31, 2018 which owned three entities which had assets and liabilities of $529 million and $557 million, respectively. At September 30, 2019 and December 31, 2018, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and long-term debt.

The other 23 NEER VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 6,452 MW and 473 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. Certain entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $9.4 billion and $0.8 billion, respectively, at September 30, 2019. There were 25 consolidated VIEs at December 31, 2018, which had assets and liabilities of approximately $10.2 billion and $1.4 billion, respectively. At September 30, 2019 and December 31, 2018, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and long-term debt.

In February 2018, NEER sold a special purpose entity for net cash proceeds of approximately $71 million. In connection with the sale, a gain of approximately $50 million (approximately $37 million after tax) was recorded in gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income during the nine months ended September 30, 2018.

Other - At September 30, 2019 and December 31, 2018, several NEE subsidiaries had investments totaling approximately $2,977 million ($2,476 million at FPL) and $2,668 million ($2,203 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $4,194 million and $4,680 million at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, subsidiaries of NEE had commitments to invest additional amounts in four entities. Such commitments are included in the NEER amounts in the table in Note 12 - Contracts.

Beginning in the first quarter of 2019, NEE consolidates a NEET subsidiary, which is considered a VIE since NEET is the primary beneficiary and controls the most significant activities during the period in which the subsidiary is constructing an approximately 275-mile electricity transmission line, including controlling the construction budget. Prior to the construction period, the entity was jointly controlled and was accounted for under the equity method. NEET is entitled to receive 50% of profits and losses of the entity. At September 30, 2019, the assets and liabilities of the VIE totaled $149 million and $27 million, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018(a)	2019	2018(a)
	(millions, except per share amounts)
Numerator:
Net income attributable to NEE - basic	$879	$1,005	$2,794	$6,216
Adjustment for the impact of dilutive securities at NEP(b)	—	(4)	—	(33)
Net income attributable to NEE - assuming dilution	$879	$1,001	$2,794	$6,183

Denominator:
Weighted-average number of common shares outstanding - basic	481.9	473.1	479.7	471.7
Equity units, stock options, performance share awards and restricted stock(c)	4.1	4.3	3.8	3.9
Weighted-average number of common shares outstanding - assuming dilution	486.0	477.4	483.5	475.6
Earnings per share attributable to NEE:(a)
Basic	$1.82	$2.12	$5.82	$13.18
Assuming dilution	$1.81	$2.10	$5.78	$13.00
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)
The NEP Series A convertible preferred units and the NEP senior unsecured convertible notes were both antidilutive for the three and nine months ended September 30, 2019, but required adjustment for the three and nine months ended September 30, 2018.

(c)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units and/or stock options as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 2.2 million for the three months ended September 30, 2019 and 1.0 million and 0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Nine Months Ended September 30, 2019
Balances, December 31, 2018	$(55)		$(7)		$(65)		$(63)	$2	$(188)
Other comprehensive income (loss) before reclassifications	—		8		(52)		10	(1)	(35)
Amounts reclassified from AOCI	10	(a)	2	(b)	(1)	(c)	—	—	11
Net other comprehensive income (loss)	10		10		(53)		10	(1)	(24)
Acquisition of Gulf Power	(1)		—		—		—	—	(1)
Balances, March 31, 2019	(46)		3		(118)		(53)	1	(213)
Other comprehensive income (loss) before reclassifications	—		7		(1)		8	1	15
Amounts reclassified from AOCI	8	(a)	(1)	(b)	—	(c)	—	—	7
Net other comprehensive income (loss)	8		6		(1)		8	1	22
Balances, June 30, 2019	(38)		9		(119)		(45)	2	(191)
Other comprehensive income before reclassifications	—		4		—		1	1	6
Amounts reclassified from AOCI	6	(a)	(1)	(b)	(1)	(c)	—	—	4
Net other comprehensive income (loss)	6		3		(1)		1	1	10
Balances, September 30, 2019	$(32)		$12		$(120)		$(44)	$3	$(181)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation		Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Nine Months Ended September 30, 2018
Balances, December 31, 2017	$(77)		$316		$(39)		$(69)		$(20)	$111
Other comprehensive income (loss) before reclassifications	—		(5)		(1)		(20)		2	(24)
Amounts reclassified from AOCI	7	(a)	(1)	(b)	(1)	(c)	—		—	5
Net other comprehensive income (loss)	7		(6)		(2)		(20)		2	(19)
Impact of NEP deconsolidation(d)	3		—		—		37		18	58
Adoption of accounting standards updates(e)	(7)		(312)		(9)		—		—	(328)
Balances, March 31, 2018	(74)		(2)		(50)		(52)		—	(178)
Other comprehensive income (loss) before reclassifications	—		(3)		—		—		2	(1)
Amounts reclassified from AOCI	7	(a)	—	(b)	(1)	(c)	—		—	6
Net other comprehensive income (loss)	7		(3)		(1)		—		2	5
Balances, June 30, 2018	(67)		(5)		(51)		(52)		2	(173)
Other comprehensive income (loss) before reclassifications	—		(2)		—		11	(f)	1	10
Amounts reclassified from AOCI	7	(a)	—	(b)	(1)	(c)	—		—	6
Net other comprehensive income (loss)	7		(2)		(1)		11		1	16
Balances, September 30, 2018	$(60)		$(7)		$(52)		$(41)		$3	$(157)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

(c)	Reclassified to other net periodic benefit income in NEE's consolidated statements of income.

(d)	Reclassified and included in gain on NEP deconsolidation. See Note 2.

(e)	Reclassified to retained earnings.

(f)	Amount has been retrospectively adjusted for an accounting standards update related to leases.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.  Debt

Significant long-term debt issuances and borrowings during the nine months ended September 30, 2019 were as follows:

	Principal Amount		Interest Rate				Maturity Date
	(millions)
FPL:
First mortgage bonds	$1,400		3.15%	-	3.99%		2049
Senior unsecured notes	$1,000		Variable			(a)	2022
Gulf - Term loan	$300		Variable			(a)	2021
NEECH:
Debentures	$550		Variable			(a)	2020 - 2022
Debentures	$3,500		2.90%	-	3.50%		2022 - 2029
Junior subordinated debentures	$1,188		5.65%			(b)	2079
Debentures, related to NEE's equity units	$1,500		2.10%				2024
Other borrowings	$1,200	(c)	Variable			(a)	2020 - 2022
———————————————

(a)	Variable rate is based on an underlying index plus a specified margin.

(b)	Beginning in May 2029, $500 million will bear interest at a variable rate based on an underlying index plus a specified margin.

(c)	$700 million was repaid in October 2019 with a portion of the proceeds from the NEECH 2.75% debentures discussed below.

In April 2019, NEECH repaid $4.5 billion of borrowings under the short-term term loan agreements that it entered into to finance a portion of the purchase price paid by NEE for the acquisition of Gulf Power. In addition, long-term debt was assumed in connection with the acquisitions of Gulf Power and Trans Bay. See Note 7.

In August 2019, NEECH completed a remarketing of $1.5 billion aggregate principal amount of its Series I Debentures due September 1, 2021 (Series I Debentures) that were issued in August 2016 as components of equity units issued concurrently by NEE (August 2016 equity units). The Series I Debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the Series I Debentures, the interest rate on the Series I Debentures was reset to 2.403% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2019. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the August 2016 equity units, in the third quarter of 2019, NEE issued 9,543,000 shares of common stock in exchange for $1.5 billion.

In September 2019, NEE sold $1.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series J Debenture due September 1, 2024, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2022 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $224.12 to $280.15. If purchased on the final settlement date, as of September 30, 2019, the number of shares issued would (subject to antidilution adjustments) range from 0.2231 shares if the applicable market value of a share of common stock is less than or equal to $224.12 to 0.1785 shares if the applicable market value of a share is equal to or greater than $280.15, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2022. Total annual distributions on the equity units are at the rate of 4.872%, consisting of interest on the debentures (2.10% per year) and payments under the stock purchase contracts (2.772% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2022. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In October 2019, NEECH sold $1.0 billion principal amount of its 2.75% Debentures, Series due November 1, 2029, which are fully and unconditionally guaranteed by NEE. Also, in October 2019, NEECH sold $450 million principal amount of its 1.95% Debentures, Series due September 1, 2022, which are fully and unconditionally guaranteed by NEE.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the second and third quarters of 2019, waivers related to events of default under certain financings caused by the bankruptcy filing of a counterparty to several PPAs were received, which, subject to certain conditions, waived the lenders' ability to accelerate the repayment of borrowings thereunder. As of September 30, 2019, all related debt amounts have been reclassified from current to long-term on NEE's condensed consolidated balance sheet.

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

Construction Activity - In September 2019, NEER determined it was no longer moving forward with the construction of a 220 MW wind facility due to unresolved permitting issues. NEE recorded charges of approximately $73 million ($54 million after tax), which are included in taxes other than income taxes and other in NEE’s condensed consolidated statements of income for the three and nine months ended September 30, 2019, primarily related to the write-off of capitalized development costs.

Storm Reserve Deficiency - In early September 2019, FPL’s service territory was impacted by the outer bands of Hurricane Dorian, which initially posed a threat to peninsular Florida for days and was forecasted to make a landfall in FPL’s service territory with as much as Category 5 force winds. Although FPL has not finalized its estimate of storm restoration costs associated with Hurricane Dorian, FPL recorded recoverable storm restoration costs during the quarter ended September 30, 2019 of approximately $274 million, which primarily included costs for pre-staging resources in advance of the storm and to repair damage to its distribution system. The storm restoration costs exceeded the balance of the storm and property insurance reserve by approximately $166 million at September 30, 2019. This deficiency has been recorded by FPL as a regulatory asset (primarily current) on NEE’s and FPL’s September 30, 2019 balance sheet. Under the terms of the 2016 rate agreement and subject to prudence review by the FPSC, FPL is authorized to recover storm restoration costs on an interim basis from customers through a surcharge. FPL is currently evaluating the timing and method of recovery. The unpaid portion of the recoverable storm restoration costs at September 30, 2019, approximately $240 million, is included in other current liabilities on NEE’s and FPL’s condensed consolidated balance sheets.

Restricted Cash - At September 30, 2019 and December 31, 2018, NEE had approximately $427 million ($151 million for FPL) and $4,615 million ($142 million for FPL), respectively, of restricted cash, of which approximately $338 million ($62 million for FPL) and $89 million ($81 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and margin cash collateral requirements, and, at December 31, 2018, also related to cash restricted for the acquisition of Gulf Power (see Note 7 - Gulf Power). In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $55 million is netted against derivative assets at September 30, 2019 and $184 million is netted against derivative assets at December 31, 2018. See Note 4.
Disposal of Businesses - In June 2019, subsidiaries of NEER completed the sale of ownership interests in three wind generation facilities and three solar generation facilities, including noncontrolling interests in two of the solar facilities, located in the Midwest and West regions of the U.S. with a total net generating capacity of 611 MW to a NEP subsidiary for cash proceeds of approximately $1,020 million, plus working capital of $12 million. A NEER affiliate will continue to operate the facilities included in the sale. In connection with the sale, a gain of approximately $341 million ($259 million after tax) was recorded in NEE's condensed consolidated statements of income for the nine months ended September 30, 2019, which is included in gains on disposal of businesses/assets - net, and noncontrolling interests of approximately $118 million were recorded on NEE's condensed consolidated balance sheet as of September 30, 2019.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At September 30, 2019, estimated capital expenditures for the remainder of 2019 through 2023 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals for FPL and Gulf Power) have been received were as follows:

	Remainder of 2019	2020	2021	2022	2023	Total
	(millions)
FPL:
Generation:(a)
New(b)	$490	$1,380	$695	$505	$550	$3,620
Existing	410	740	1,050	835	790	3,825
Transmission and distribution(c)	965	3,175	3,685	3,750	3,750	15,325
Nuclear fuel	50	205	220	165	120	760
General and other	265	545	470	370	360	2,010
Total	$2,180	$6,045	$6,120	$5,625	$5,570	$25,540
Gulf Power	$465	$885	$665	$665	$720	$3,400
NEER:
Wind(d)	$805	$3,055	$25	$20	$20	$3,925
Solar(e)	545	605	190	—	—	1,340
Nuclear, including nuclear fuel	70	160	180	170	140	720
Natural gas pipelines(f)	195	530	140	20	—	885
Other	60	95	55	70	60	340
Total	$1,675	$4,445	$590	$280	$220	$7,210
Corporate and Other	$75	$285	$85	$—	$—	$445
———————————————

(a)	Includes AFUDC of approximately $15 million, $80 million, $70 million, $40 million and $20 million for the remainder of 2019 through 2023, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Includes AFUDC of approximately $5 million, $35 million, $40 million, $35 million and $35 million for the remainder of 2019 through 2023, respectively.

(d)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 4,815 MW.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 1,525 MW.

(f)	Construction of a natural gas pipeline is subject to certain conditions, including FERC approval. In addition, completion of another natural gas pipeline is subject to final permitting.

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

At September 30, 2019, NEER has entered into contracts with expiration dates ranging from late October 2019 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines. Approximately $4.3 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates ranging from late October 2019 through 2034.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The required capacity and/or minimum payments under contracts, including those discussed above, at September 30, 2019 were estimated as follows:

	Remainder of 2019	2020	2021	2022	2023	Thereafter
	(millions)
FPL(a)	$250	$1,005	$1,000	$980	$975	$11,525
NEER(b)(c)	$1,590	$2,505	$220	$195	$120	$1,480
Corporate and Other(d)	$110	$90	$75	$5	$5	$50
———————————————

(a)
Includes approximately $80 million, $385 million, $415 million, $415 million, $410 million and $7,175 million for the remainder of 2019 through 2023 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause. For the three and nine months ended September 30, 2019, the charges associated with these agreements totaled approximately $80 million and $236 million, respectively, of which $28 million and $81 million, respectively, were eliminated in consolidation at NEE. For the three and nine months ended September 30, 2018, the charges associated with these agreements totaled approximately $76 million and $224 million respectively, of which $24 million and $69 million, respectively, were eliminated in consolidation at NEE.

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

(c)	Includes approximately $120 million of commitments to invest in technology investments through 2029.

(d)
Excludes approximately $320 million, $305 million, $30 million, $25 million, $15 million and $10 million for the remainder of 2019 through 2023 and thereafter, respectively, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

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

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets. If either FPL's or Gulf Power's future storm restoration costs exceed their respective storm reserve, FPL and Gulf Power may recover their storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law. See Note 11 - Storm Reserve Deficiency.

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

	Three Months Ended September 30,
	2019						2018(a)
	FPL	Gulf Power(b)	NEER(c)		Corporate and Other	NEE Consoli- dated	FPL	NEER(c)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$3,491	$440	$1,619		$22	$5,572	$3,399	$1,018		$(1)	$4,416
Operating expenses - net	$2,518	$332	$1,084		$45	$3,979	$2,482	$924		$42	$3,448
Net income (loss) attributable to NEE	$683	$76	$367	(d)	$(247)	$879	$654	$212	(d)	$139	$1,005

	Nine Months Ended September 30,
	2019						2018(a)
	FPL	Gulf Power(b)	NEER(c)		Corporate and Other	NEE Consoli- dated	FPL	NEER(c)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$9,267	$1,134	$4,192		$23	$14,616	$8,927	$3,414		$(4)	$12,337
Operating expenses - net	$6,582	$901	$2,534		$123	$10,140	$6,382	$2,652		$130	$9,164
Net income (loss) attributable to NEE	$1,934	$158	$1,330	(d)	$(628)	$2,794	$1,764	$4,401	(d)(e)	$51	$6,216
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	See Note 7 - Gulf Power.

(c)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NEER subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.

(d)	See Note 6 for a discussion of NEER's tax benefits related to PTCs.

(e)	Includes gain on deconsolidation of NEP. See Note 2.

	September 30, 2019					December 31, 2018
	FPL	Gulf Power(a)	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
					(millions)
Total assets	$56,165	$5,459	$46,299	$6,299	$114,222	$53,484	$43,530	$6,688	$103,702

———————————————

(a)	See Note 7 - Gulf Power.

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

Condensed Consolidating Statements of Income

	Three Months Ended September 30,
	2019				2018(a)
	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,684	$3,888	$5,572	$—	$1,052	$3,364	$4,416
Operating expenses - net	(55)	(1,121)	(2,803)	(3,979)	(46)	(941)	(2,461)	(3,448)
Interest expense	(1)	(580)	(165)	(746)	(5)	(27)	(136)	(168)
Equity in earnings of subsidiaries	879	—	(879)	—	961	—	(961)	—
Equity in earnings (losses) of equity method investees	—	(90)	—	(90)	—	122	—	122
Other income - net	50	33	16	99	37	82	25	144
Income (loss) before income taxes	873	(74)	57	856	947	288	(169)	1,066
Income tax expense (benefit)	(6)	(109)	173	58	(58)	51	132	125
Net income (loss)	879	35	(116)	798	1,005	237	(301)	941
Net loss attributable to noncontrolling interests	—	81	—	81	—	64	—	64
Net income (loss) attributable to NEE	$879	$116	$(116)	$879	$1,005	$301	$(301)	$1,005

	Nine Months Ended September 30,
	2019				2018(a)
	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$4,325	$10,291	$14,616	$—	$3,512	$8,825	$12,337
Operating expenses - net	(153)	(2,602)	(7,385)	(10,140)	(159)	(2,705)	(6,300)	(9,164)
Interest expense	(2)	(1,576)	(483)	(2,061)	(16)	(363)	(409)	(788)
Equity in earnings of subsidiaries	2,808	—	(2,808)	—	6,119	—	(6,119)	—
Equity in earnings (losses) of equity method investees	—	(80)	—	(80)	—	371	—	371
Gain on NEP deconsolidation	—	—	—	—	—	3,927	—	3,927
Other income - net	138	275	52	465	138	174	69	381
Income (loss) before income taxes	2,791	342	(333)	2,800	6,082	4,916	(3,934)	7,064
Income tax expense (benefit)	(3)	(135)	394	256	(134)	1,316	420	1,602
Net income (loss)	2,794	477	(727)	2,544	6,216	3,600	(4,354)	5,462
Net loss attributable to noncontrolling interests	—	250	—	250	—	754	—	754
Net income (loss) attributable to NEE	$2,794	$727	$(727)	$2,794	$6,216	$4,354	$(4,354)	$6,216
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30,
	2019				2018(a)
	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$889	$127	$(127)	$889	$1,021	$318	$(318)	$1,021

	Nine Months Ended September 30,
	2019				2018(a)
	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$2,802	$790	$(790)	$2,802	$6,276	$4,418	$(4,418)	$6,276
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2019				December 31, 2018
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$434	$39,969	$63,340	$103,743	$220	$37,145	$54,718	$92,083
Accumulated depreciation and amortization	(98)	(9,346)	(15,304)	(24,748)	(58)	(8,473)	(13,218)	(21,749)
Total property, plant and equipment - net	336	30,623	48,036	78,995	162	28,672	41,500	70,334
CURRENT ASSETS
Cash and cash equivalents	1	988	142	1,131	(1)	525	114	638
Receivables	124	1,706	1,500	3,330	292	1,771	906	2,969
Other	7	1,648	1,563	3,218	5	1,425	1,356	2,786
Total current assets	132	4,342	3,205	7,679	296	3,721	2,376	6,393
OTHER ASSETS
Investment in subsidiaries	36,255	—	(36,255)	—	33,397	—	(33,397)	—
Investment in equity method investees	—	7,179	1	7,180	—	6,748	—	6,748
Goodwill	1	1,220	2,908	4,129	1	587	303	891
Other	471	6,722	9,046	16,239	937	5,890	12,509	19,336
Total other assets	36,727	15,121	(24,300)	27,548	34,335	13,225	(20,585)	26,975
TOTAL ASSETS	$37,195	$50,086	$26,941	$114,222	$34,793	$45,618	$23,291	$103,702
CAPITALIZATION
Common shareholders' equity	$36,592	$10,845	$(10,845)	$36,592	$34,144	$7,917	$(7,917)	$34,144
Noncontrolling interests	—	3,582	—	3,582	—	3,269	—	3,269
Redeemable noncontrolling interests	—	66	—	66	—	468	—	468
Long-term debt	—	20,589	15,555	36,144	—	15,094	11,688	26,782
Total capitalization	36,592	35,082	4,710	76,384	34,144	26,748	3,771	64,663
CURRENT LIABILITIES
Debt due within one year	—	4,841	802	5,643	—	9,579	1,351	10,930
Accounts payable	2	2,067	769	2,838	32	1,730	624	2,386
Other	348	1,923	2,562	4,833	168	2,364	1,715	4,247
Total current liabilities	350	8,831	4,133	13,314	200	13,673	3,690	17,563
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	1,063	2,375	3,438	—	988	2,147	3,135
Deferred income taxes	(432)	2,756	5,785	8,109	(157)	2,778	4,746	7,367
Other	685	2,354	9,938	12,977	606	1,431	8,937	10,974
Total other liabilities and deferred credits	253	6,173	18,098	24,524	449	5,197	15,830	21,476
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$37,195	$50,086	$26,941	$114,222	$34,793	$45,618	$23,291	$103,702
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30,
	2019				2018(a)
	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,774	$1,564	$1,905	$6,243	$2,839	$1,578	$814	$5,231
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, acquisitions, independent power and other investments and nuclear fuel purchases	(202)	(4,725)	(8,686)	(13,613)	(124)	(5,536)	(3,597)	(9,257)
Capital contributions from NEE	(2,219)	—	2,219	—	(1,798)	—	1,798	—
Sale of independent power and other investments of NEER	—	1,003	—	1,003	—	327	—	327
Proceeds from sale or maturity of securities in special use funds and other investments	—	1,014	1,798	2,812	—	955	1,624	2,579
Purchases of securities in special use funds and other investments	—	(1,017)	(1,884)	(2,901)	—	(1,074)	(1,786)	(2,860)
Distributions from equity method investees of independent power investments	—	—	—	—	—	637	—	637
Other - net	—	192	44	236	12	(203)	204	13
Net cash used in investing activities	(2,421)	(3,533)	(6,509)	(12,463)	(1,910)	(4,894)	(1,757)	(8,561)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	8,021	2,902	10,923	—	2,434	1,594	4,028
Retirements of long-term debt	—	(3,371)	(190)	(3,561)	—	(1,014)	(1,579)	(2,593)
Net change in commercial paper	—	422	(656)	(234)	—	2,255	(1,482)	773
Proceeds from other short-term debt	—	—	—	—	—	625	—	625
Repayments of other short-term debt	—	(4,725)	—	(4,725)	—	(200)	(250)	(450)
Payments from related parties under CSCS agreement - net	—	460	—	460	—	720	—	720
Issuances of common stock - net	1,488	—	—	1,488	714	—	—	714
Dividends on common stock	(1,797)	—	—	(1,797)	(1,570)	—	—	(1,570)
Contributions from (dividends to) NEE	—	1,840	(1,840)	—	—	(2,727)	2,727	—
Other - net	(42)	51	(40)	(31)	(73)	(69)	(36)	(178)
Net cash provided by (used in) financing activities	(351)	2,698	176	2,523	(929)	2,024	974	2,069
Effects of currency translation on cash, cash equivalents and restricted cash	—	2	—	2	—	(1)	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	2	731	(4,428)	(3,695)	—	(1,293)	31	(1,262)
Cash, cash equivalents and restricted cash at beginning of period	(1)	533	4,721	5,253	1	1,807	175	1,983
Cash, cash equivalents and restricted cash at end of period	$1	$1,264	$293	$1,558	$1	$514	$206	$721
———————————————

(a)	Amounts have been retrospectively adjusted for an accounting standards update related to leases.

(b)	Represents primarily FPL and consolidating adjustments.

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(millions)				(millions)
FPL	$683	$654	$1.40	$1.37	$1,934	$1,764	$4.00	$3.71
Gulf Power(a)	76	—	0.16	—	158	—	0.33	—
NEER(b)	367	212	0.75	0.44	1,330	4,401	2.75	9.18
Corporate and Other	(247)	139	(0.50)	0.29	(628)	51	(1.30)	0.11
NEE	$879	$1,005	$1.81	$2.10	$2,794	$6,216	$5.78	$13.00
———————————————

(a)	Gulf Power was acquired in January 2019. See Note 7 - Gulf Power.

(b)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and differential membership interests sold by NEER's subsidiaries.

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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions)
Net losses associated with non-qualifying hedge activity(a)	$(211)	$(27)	$(694)	$(49)
Tax reform-related, including impact of tax rate change on differential membership interests(b)	$(22)	$(19)	$(67)	$429
NEP investment gains, net(c)	$(48)	$(18)	$134	$2,858
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net(d)	$2	$23	$118	$23
Operating results of solar projects in Spain - NEER	$4	$3	$12	$(5)
Acquisition-related(e)	$(9)	$5	$(65)	$5
———————————————

(a)
For the three months ended September 30, 2019 and 2018, approximately $7 million of gains and $106 million of losses, respectively, and for the nine months ended September 30, 2019 and 2018, $186 million and $47 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

(b)
For the three months ended September 30, 2019 and 2018, approximately $22 million and $36 million of unfavorable impacts, respectively, and for the nine months ended September 30, 2019 and 2018, $67 million of unfavorable impacts and $412 million of favorable impacts, respectively, related to tax reform, including the impact of tax rate change on differential membership interests, relate to NEER; the balance in 2018 relates to Corporate and Other.

(c)
For the three months ended September 30, 2019 and 2018, approximately $48 million and $18 million, respectively, and for the nine months ended September 30, 2019 and 2018, $134 million and $2,882 million, respectively, relate to NEER; the balance in 2018 relates to Corporate and Other. See Note 2.

(d)
For the three months ended September 30, 2019 and 2018, approximately $2 million and $23 million of gains, respectively, and for the nine months ended September 30, 2019 and 2018, $118 million and $21 million of gains, respectively, are included in NEER's net income; the balance in 2018 is included in Corporate and Other.

(e)
For the three and nine months ended September 30, 2019, approximately $5 million and $49 million, respectively, of costs are included in Corporate and Other's net income; the balance is included in Gulf Power. All amounts in 2018 are included in Corporate and Other.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended September 30, 2019 was lower than the prior year period by $126 million, reflecting lower results at Corporate and Other, partly offset by higher results at FPL and NEER and the addition of results from Gulf Power. Net income attributable to NEE for the nine months ended September 30, 2019 was lower than the prior year period by $3,422 million, reflecting lower results at NEER and Corporate and Other, partly offset by higher results at FPL and the addition of results from Gulf Power.

FPL's increase in net income for the three and nine months ended September 30, 2019 was primarily driven by continued investments in plant in service and other property. During both 2019 and 2018, FPL earned an 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of September 30, 2019 and September 30, 2018, respectively.

NEER's results increased for the three months ended September 30, 2019 primarily reflecting 2019 gains from non-qualifying hedge activity compared to 2018 losses and contributions from new investments. NEER's results decreased for the nine months ended September 30, 2019 primarily reflecting the absence of the first quarter 2018 NEP investment gain upon deconsolidation and the first quarter 2018 favorable adjustment of differential membership interests related to the decrease in federal corporate income tax rates effective January 1, 2018, as well as higher 2019 losses from non-qualifying hedge activity. The decreases for the nine months ended September 30, 2019 were partly offset by contributions from new investments.

Corporate and Other's results decreased for the three months ended September 30, 2019 primarily due to unfavorable non-qualifying hedge activity, higher interest costs and the absence of favorable 2018 income tax adjustments. Corporate and Other's results decreased for the nine months ended September 30, 2019 primarily due to unfavorable non-qualifying hedge activity, higher interest costs as well as acquisition and transition costs incurred in 2019.

NEE's effective income tax rates for the three months ended September 30, 2019 and 2018 were approximately 7% and 12%, respectively. NEE's effective income tax rates for the nine months ended September 30, 2019 and 2018 were approximately 9% and 23%, respectively. The decrease in the rate for the three months ended September 30, 2019 primarily reflects higher tax credits, partly offset by higher state taxes. The decrease in the rate for the nine months ended September 30, 2019 primarily reflects the amortization of deferred regulatory credits, primarily at FPL, the impact of higher tax credits, an adjustment related to differential membership interests and lower pre-tax income. See Note 6.

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

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average retail rate base for the three and nine months ended September 30, 2019 by approximately $3.5 billion and $3.2 billion, respectively, when compared to the same periods in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions. Additionally, at the end of the first quarter of 2019, the Okeechobee Clean Energy Center, an approximately 1,750 MW natural gas-fired combined-cycle unit, achieved commercial operation.

The use of reserve amortization is permitted by a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers by the FPSC. During the three and nine months ended September 30, 2019, FPL recorded the reversal of reserve amortization of approximately $308 million and $375 million, respectively. During both the three and nine months ended September 30, 2018, FPL recorded the reversal of reserve amortization of approximately $301 million.

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

In early September 2019, FPL’s service territory was impacted by the outer bands of Hurricane Dorian and FPL recorded recoverable storm restoration costs of approximately $274 million. See Note 11 - Storm Reserve Deficiency.

Operating Revenues
During the three and nine months ended September 30, 2019, FPL’s operating revenues increased $92 million and $340 million, respectively. During the three and nine months ended September 30, 2019, retail base revenues increased approximately $70 million and $267 million, respectively, reflecting additional revenues of $73 million and $150 million, respectively, related to retail base rate increases associated with the Okeechobee Clean Energy Center and the addition of new solar generation in 2019. Retail base revenues during the three and nine months ended September 30, 2019 were also impacted by a decrease of 2.1% and an increase of 0.3%, respectively, in the average usage per retail customer and an increase of 2.1% and 2.0% in the average number of customer accounts, respectively. In addition, operating revenues increased for the three and nine months ended September 30, 2019 by approximately $10 million and $60 million, respectively, as a result of the acquisition of the entity that operates Florida City Gas in July 2018 and, for the nine months ended September 30, 2019, $38 million in higher fuel revenues primarily related to higher energy sales. For the nine months ended September 30, 2019, the increases were partly offset by a decrease of approximately $48 million due to lower storm-related revenues as a result of the conclusion of the Hurricane Matthew surcharge in February 2018.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $47 million and $140 million during the three and nine months ended September 30, 2019, respectively. FPL recorded the reversal of approximately $308 million and $375 million of reserve amortization in the three and nine months ended September 30, 2019, respectively, compared to the reversal of reserve amortization of $301 million in the three and nine months ended September 30, 2018. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the condensed consolidated balance sheets. At September 30, 2019, approximately $916 million remains in accrued asset removal costs related to reserve amortization. The increase in depreciation and amortization expense during the three and nine months ended September 30, 2019 also reflects increased depreciation related to higher plant in service balances. For the nine months ended September 30, 2019, the increases in depreciation and amortization expense were partly offset by lower storm-recovery cost amortization of approximately $44 million primarily as a result of the conclusion of the Hurricane Matthew surcharge in February 2018.

Income Taxes
During the nine months ended September 30, 2019, income taxes decreased approximately $82 million primarily related to the adjustment to income tax expense recorded pursuant to the FPSC's order in connection with its review of impacts associated with tax reform. See Note 6.

Gulf Power: Results of Operations

Following its acquisition in January 2019, Gulf Power contributed approximately $76 million and $158 million of net income attributable to NEE for the three and nine months ended September 30, 2019, respectively. Gulf Power's operating revenues were approximately $440 million and $1,134 million and operating expenses totaled $332 million and $901 million for the three and nine months ended September 30, 2019, respectively.

NEER: Results of Operations

NEER’s net income less net loss attributable to noncontrolling interests increased $155 million and decreased $3,071 million for the three and nine months ended September 30, 2019, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(millions)
New investments(a)	$110	$192
Existing assets(a)	(6)	(81)
Gas infrastructure(a)	11	37
Customer supply and proprietary power and gas trading(b)	13	72
Asset sales/abandonment	(54)	(84)
Interest and other general and administrative expenses(c)	(33)	(43)
Other, including other investment income and income taxes	37	88
Change in non-qualifying hedge activity(d)	113	(139)
Tax reform-related, including impact of income tax rate change on differential membership interests(d)	14	(479)
NEP investment gains, net(d)	(30)	(2,748)
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net(d)	(21)	97
Operating results of the solar projects in Spain(d)	1	17
Increase (decrease) in net income less net loss attributable to noncontrolling interests	$155	$(3,071)
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

New Investments
Results from new investments for the three and nine months ended September 30, 2019 increased primarily due to higher earnings, including federal income tax credits, related to new wind and solar generating facilities that entered service during or after the three and nine months ended September 30, 2018.

Asset Sales/Abandonment
During the three and nine months ended September 30, 2019, NEER recorded charges of approximately $73 million ($54 million after tax), related to the decision to no longer move forward with the construction of a wind facility. See Note 11 - Construction Activity.

Other Factors
Supplemental to the primary drivers of the changes in NEER's net income less net loss attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended September 30, 2019 increased $601 million primarily due to:

•
the impact of gains from non-qualifying commodity hedges (approximately $256 million of gains for the three months ended September 30, 2019 compared to $226 million of losses for the comparable period in 2018),

•	net increases in revenues of $113 million from the customer supply and proprietary power and gas trading business and gas infrastructure business, and

•	revenues from new investments of $58 million,
partly offset by,

•
lower revenues from existing assets of $56 million primarily related to the absence of revenues from certain wind and solar facilities sold to NEP in December 2018 and June 2019, partly offset by favorable wind resource as compared to the prior year period.

Operating revenues for the nine months ended September 30, 2019 increased $778 million primarily due to:

•	the impact of gains from non-qualifying commodity hedges ($319 million of gains for the nine months ended September 30, 2019 compared to $231 million of losses for the comparable period in 2018),

•	net increases in revenues of approximately $298 million from the customer supply and proprietary power and gas trading business and gas infrastructure business, and

•	revenues from new investments of $149 million,
partly offset by,

•
lower revenues from existing assets of $229 million primarily related to lower wind resource as compared to the prior year period and the absence of revenues from certain wind and solar facilities sold to NEP in December 2018 and June 2019.

Operating Expenses - net
Operating expenses - net for the three months ended September 30, 2019 increased $160 million primarily due to charges of approximately $73 million related to the decision to no longer move forward with the construction of a wind facility (see Note 11 - Construction Activity), $31 million in higher fuel costs and $27 million of higher operating expenses associated with new investments.

Operating expenses - net for the nine months ended September 30, 2019 decreased $118 million primarily due to a gain of approximately $341 million ($259 million after tax) on the sale of ownership interests in wind and solar projects to NEP, partly offset by higher operating expenses associated with new investments of approximately $86 million, higher fuel expenses and depreciation of existing assets totaling $78 million and charges of $73 million related to the decision to no longer move forward with the construction of a wind facility.

Interest Expense
NEER’s interest expense for the three months ended September 30, 2019 increased approximately $99 million primarily reflecting $96 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments. NEER’s interest expense for the nine months ended September 30, 2019 increased approximately $356 million primarily reflecting $339 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments.

Equity in Earnings (Losses) of Equity Method Investees
Lower earnings from equity method investees for the three and nine months ended September 30, 2019 primarily reflect equity in losses of NEP recorded in 2019 primarily related to unfavorable impacts related to changes in the fair value of interest rate derivative instruments. Lower earnings from equity method investees for the nine months ended September 30, 2019 also reflects the absence of a 2018 favorable adjustment to the differential membership interests at NEP of approximately $150 million due to the decrease in federal corporate income tax rate. The decreases during the three and nine months ended September 30, 2019 were partly offset by increased equity in earnings of other equity method investees.

Gain on NEP Deconsolidation
The NEP deconsolidation resulted in a gain of approximately $3.9 billion ($3.0 billion after tax) in NEE's condensed consolidated statements of income during the nine months ended September 30, 2018. See Note 2.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds - net
For the nine months ended September 30, 2019, changes in the fair value of equity securities in NEER's nuclear decommissioning funds, primarily equity securities in NEER's special use funds, relate to favorable market conditions.

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

Net (Income) Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests primarily represents the activity related to the sales of differential membership interests. The decrease for the nine months ended September 30, 2019 primarily reflects the absence of a 2018 adjustment of approximately $497 million ($373 million after-tax) related to the decrease in federal corporate income tax rate effective January 1, 2018.

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

Corporate and Other's results decreased $386 million and $679 million during the three and nine months ended September 30, 2019, respectively. The decrease for the three months ended September 30, 2019 primarily reflects higher after-tax losses of approximately $297 million related to non-qualifying hedge activity, higher interest costs associated with higher debt balances primarily related to the Gulf Power acquisition financing and the absence of favorable 2018 income tax adjustments. The decrease for the nine months ended September 30, 2019 primarily reflects higher after-tax losses of approximately $506 million related to non-qualifying hedge activity, higher interest costs associated with higher debt balances primarily related to the Gulf Power acquisition financing, as well as acquisition and transition costs incurred in 2019.

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

Cash Flows

NEE's sources and uses of cash for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018(a)
	(millions)
Sources of cash:
Cash flows from operating activities	$6,243	$5,231
Issuances of long-term debt	10,923	4,028
Sale of independent power and other investments of NEER	1,003	327
Distributions from equity method investees of independent power investments	—	637
Payments from related parties under a cash sweep and credit support agreement – net	460	720
Issuances of common stock - net	1,488	714
Net increase in commercial paper and other short-term debt	—	948
Other sources - net	236	13
Total sources of cash	20,353	12,618
Uses of cash:
Capital expenditures, acquisitions, independent power and other investments and nuclear fuel purchases	(13,613)	(9,257)
Retirements of long-term debt	(3,561)	(2,593)
Net decrease in commercial paper and other short-term debt	(4,959)	—
Dividends	(1,797)	(1,570)
Other uses - net	(120)	(459)
Total uses of cash	(24,050)	(13,879)
Effects of currency translation on cash, cash equivalents and restricted cash	2	(1)
Net decrease in cash, cash equivalents and restricted cash	$(3,695)	$(1,262)
———————————————
(a) Amounts have been retrospectively adjusted for an accounting standard update related to leases.

For significant financing activity that occurred in October 2019, see Note 10.

NEE's primary capital requirements are for expanding and enhancing FPL's and Gulf Power's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2019 through 2023 and thereafter. The following table provides a summary of the major capital investments for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
	(millions)
FPL:
Generation:
New	$698	$592
Existing	795	805
Transmission and distribution	1,998	1,875
Nuclear fuel	150	104
General and other	311	294
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	(199)	(73)
Total	3,753	3,597
Gulf Power	471	—
NEER:
Wind	1,554	2,949
Solar	689	495
Nuclear, including nuclear fuel	132	179
Natural gas pipelines	401	527
Other gas infrastructure	1,039	664
Other	160	124
Total	3,975	4,938
Corporate and Other (2019 primarily related to acquisitions, see Note 7)	5,414	722
Total capital expenditures, acquisitions, independent power and other investments and nuclear fuel purchases	$13,613	$9,257

Liquidity

At September 30, 2019, NEE's total net available liquidity was approximately $9.8 billion. The table below provides the components of FPL's, Gulf Power's and NEECH's net available liquidity at September 30, 2019:

					Maturity Date
	FPL	Gulf Power	NEECH	Total	FPL	Gulf Power	NEECH
	(millions)
Bank revolving line of credit facilities(a)	$2,943	$900	$5,297	$9,140	2020 - 2024	2024	2019 - 2024
Issued letters of credit	(3)	—	(171)	(174)
	2,940	900	5,126	8,966

Revolving credit facilities	1,705	200	1,150	3,055	2019 - 2022	2019	2020 - 2022
Borrowings(b)	—	—	(700)	(700)
	1,705	200	450	2,355

Letter of credit facilities(c)	—	—	900	900			2020 - 2021
Issued letters of credit	—	—	(836)	(836)
	—	—	64	64

Subtotal	4,645	1,100	5,640	11,385

Cash and cash equivalents	137	5	988	1,130
Commercial paper and other short-term borrowings outstanding	(445)	(155)	(2,155)	(2,755)
Net available liquidity	$4,337	$950	$4,473	$9,760
———————————————

(a)
Provide for the funding of loans up to $9,140 million ($2,943 million for FPL, $900 million for Gulf Power and $5,297 million for NEECH) and the issuance of letters of credit up to $2,525 million ($575 million for FPL, $75 million for Gulf Power and $1,875 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s bank revolving line of credit facilities are also available to support the purchase of $948 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $236 million of floating rate notes in the event an individual noteholder requires repayment prior to maturity. Gulf Power's bank revolving line of credit facilities are also available to support the purchase of approximately $169 million of its tax exempt bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity. Approximately $2,314 million of FPL's and $4,109 million of NEECH's bank revolving line of credit facilities expire in 2024.

(b)	Amount was repaid in October 2019. See Note 10.

(c)	Only available for the issuance of letters of credit.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At September 30, 2019, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at September 30, 2019, NEE subsidiaries had approximately $3.0 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At September 30, 2019, these guarantees totaled approximately $400 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At September 30, 2019, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at September 30, 2019) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $581 million.

At September 30, 2019, subsidiaries of NEE also had approximately $1.5 billion of standby letters of credit and approximately $504 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2019 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2019
Fair value of contracts outstanding at June 30, 2019	$656	$918	$(11)	$(5)	$1,558
Reclassification to realized at settlement of contracts	(122)	(54)	(1)	2	(175)
Inception value of new contracts	—	2	—	—	2
Net option premium purchases (issuances)	12	—	—	—	12
Changes in fair value excluding reclassification to realized	96	269	3	—	368
Fair value of contracts outstanding at September 30, 2019	642	1,135	(9)	(3)	1,765
Net margin cash collateral paid (received)					(57)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2019	$642	$1,135	$(9)	$(3)	$1,708

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2019
Fair value of contracts outstanding at December 31, 2018	$593	$794	$(41)	$—	$1,346
Reclassification to realized at settlement of contracts	(179)	(99)	29	5	(244)
Inception value of new contracts	—	6	—	—	6
Net option premium purchases (issuances)	24	3	—	—	27
Gulf Power acquisition	—	—	—	(6)	(6)
Changes in fair value excluding reclassification to realized	204	431	3	(2)	636
Fair value of contracts outstanding at September 30, 2019	642	1,135	(9)	(3)	1,765
Net margin cash collateral paid (received)					(57)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2019	$642	$1,135	$(9)	$(3)	$1,708

NEE's total mark-to-market energy contract net assets (liabilities) at September 30, 2019 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2019
(millions)
Current derivative assets	$556
Noncurrent derivative assets	1,647
Current derivative liabilities	(191)
Noncurrent derivative liabilities	(304)
NEE's total mark-to-market energy contract net assets	$1,708

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2019 were as follows:

	Maturity
	2019	2020	2021	2022	2023	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(46)	$(37)	$17	$24	$(1)	$—	$(43)
Significant other observable inputs	(31)	76	(8)	(41)	(13)	(31)	(48)
Significant unobservable inputs	91	92	48	63	76	363	733
Total	14	131	57	46	62	332	642
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(10)	13	7	6	—	—	16
Significant other observable inputs	44	179	126	91	60	145	645
Significant unobservable inputs	7	33	38	32	36	328	474
Total	41	225	171	129	96	473	1,135
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	2	(1)	—	—	—	—	1
Significant unobservable inputs	(1)	(9)	—	—	—	—	(10)
Total	1	(10)	—	—	—	—	(9)
Owned Assets - Gulf Power Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(2)	(1)	—	—	—	—	(3)
Significant unobservable inputs	—	—	—	—	—	—	—
Total	(2)	(1)	—	—	—	—	(3)
Total sources of fair value	$54	$345	$228	$175	$158	$805	$1,765

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2018	$—	$5	$5	$—	$47	$48	$—	$43	$44
September 30, 2019	$—	$2	$2	$—	$44	$44	$—	$44	$44
Average for the nine months ended September 30, 2019	$—	$3	$3	$—	$35	$35	$—	$35	$35
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,041	$2,041	$1,956	$1,956
Other investments, primarily debt securities	$202	$202	$180	$180
Long-term debt, including current portion	$39,032	$42,362	$29,498	$30,043
Interest rate contracts - net unrealized losses	$(929)	$(929)	$(416)	$(416)
FPL:
Fixed income securities - special use funds	$1,517	$1,517	$1,513	$1,513
Long-term debt, including current portion	$14,171	$16,567	$11,783	$12,613
———————————————

(a)	See Note 5.

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

At September 30, 2019, NEE had interest rate contracts with a net notional amount of approximately $8.7 billion related to expected future and outstanding debt issuances and borrowings, of which $9.8 billion manages exposure to the variability of cash flows associated with expected future and outstanding debt issuances at NEECH and NEER. The offsetting $1.1 billion of notional amounts of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 4.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE's net liabilities would increase by approximately $1,751 million ($622 million for FPL) at September 30, 2019.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $3,634 million and $3,046 million ($2,284 million and $1,850 million for FPL) at September 30, 2019 and December 31, 2018, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At September 30, 2019, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in an approximately $335 million ($212 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At September 30, 2019, approximately 88% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2019.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2019 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/19 - 7/31/19	—	—	—	45,000,000
8/1/19 - 8/31/19	1,088	$217.15	—	45,000,000
9/1/19 - 9/30/19	419	$218.57	—	45,000,000
Total	1,507	$217.54	—
————————————

(a)
Includes: (1) in August 2019, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in September 2019, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.

(b)	In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock over an unspecified period.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated August 8, 2016, creating the Series I Debentures due September 1, 2021 (filed as Exhibit 4(c) to Form 8-K dated August 8, 2016, File No. 1-8841)
x
*4(b)
Letter, dated August 8, 2019, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series I Debentures due September 1, 2021 effective August 8, 2019 (filed as Exhibit 4(b) to Form 8-K dated August 8, 2019, File No. 1-8841)
x
4(c)	Purchase Contract Agreement, dated as of September 1, 2019, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent	x
4(d)
Pledge Agreement, dated as of September 1, 2019, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent
x
4(e)	Officer’s Certificate of NextEra Energy Capital Holdings, Inc., dated September 9, 2019, creating the Series J Debentures due September 1, 2024	x
4(f)	One Hundred Thirtieth Supplemental Indenture dated as of September 1, 2019 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
*4(g)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. dated October 3, 2019, creating the 2.75% Debentures, Series due November 1, 2029 (filed as Exhibit 4 to Form 8-K dated October 3, 2019, File No. 1-8841)
x
*4(h)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. dated October 7, 2019, creating the 1.95% Debentures, Series due September 1, 2022 (filed as Exhibit 4 to Form 8-K dated October 7, 2019, File No. 1-8841)
x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
_________________________

*	Incorporated herein by reference

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

Date: October 23, 2019

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer of NextEra Energy, Inc. (Principal Accounting Officer of NextEra Energy, Inc.)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller of Florida Power & Light Company (Principal Accounting Officer of Florida Power & Light Company)