Form 10-K
period 2019-12-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2020-02-14
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates at June 28, 2019 (based on the closing market price on the Composite Tape on June 28, 2019) was $97,905,404,884.

There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates at June 28, 2019.

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at January 31, 2020: 488,965,893

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at January 31, 2020, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NextEra Energy, Inc.'s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
__________________________________

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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC - equity	equity component of allowance for funds used during construction
AOCI	accumulated other comprehensive income
Bcf	billion cubic feet
CAISO	California Independent System Operator
capacity clause	capacity cost recovery clause, as established by the FPSC
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
environmental clause	environmental cost recovery clause
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NextEra Energy Resources subsidiary
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
GHG	greenhouse gas(es)
Gulf Power	Gulf Power Company
ISO	independent system operator
ISO-NE	ISO New England Inc.
ITC	investment tax credit
kW	kilowatt
kWh	kilowatt-hour(s)
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator
MMBtu	One million British thermal units
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	a segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
NERC	North American Electric Reliability Corporation
net capacity	net ownership interest in pipeline(s) capacity
net generating capacity	net ownership interest in plant(s) capacity
net generation	net ownership interest in plant(s) generation
Note __	Note __ to consolidated financial statements
NextEra Energy Resources	NextEra Energy Resources, LLC
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OCI	other comprehensive income
OEB	Ontario Energy Board
OTC	over-the-counter
OTTI	other than temporary impairment
PJM	PJM Interconnection, L.L.C.
PMI	NextEra Energy Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PTC	production tax credit
PUCT	Public Utility Commission of Texas
PV	photovoltaic
Recovery Act	The American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
RPS	renewable portfolio standards
RTO	regional transmission organization
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
tax reform	Tax Cuts and Jobs Act
U.S.	United States of America

NEE, FPL, NEECH, NextEra Energy Resources and NEET each has subsidiaries and affiliates with names that may include NextEra Energy, FPL, NextEra Energy Resources, NextEra Energy Transmission, NextEra, FPL Group, FPL Energy, FPLE, NEP and similar references. For convenience and simplicity, in this report the terms NEE, FPL, NEECH, NextEra Energy Resources, NEET and NEER are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context.

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

PART I

Item 1. Business

OVERVIEW

NEE is one of the largest electric power and energy infrastructure companies in North America and a leader in the renewable energy industry. NEE has two principal businesses, FPL and NEER. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. FPL’s strategic focus is centered on investing in generation, transmission and distribution facilities to continue to deliver on its value proposition of low bills, high reliability, outstanding customer service and clean energy solutions for the benefit of its more than five million customers. NEER is the world's largest generator of renewable energy from the wind and sun. NEER’s strategic focus is centered on the development, construction and operation of long-term contracted assets throughout the U.S. and Canada, including renewable generation facilities, natural gas pipelines, electric transmission facilities and battery storage projects. In January 2019, NEE completed the acquisition of Gulf Power, a rate-regulated electric utility engaged in the generation, transmission, distribution and sale of electric energy in northwest Florida. See Gulf Power section below.

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

NEE, which employed approximately 14,800 people at December 31, 2019, was incorporated in 1984 under the laws of Florida. NEE's segments for financial reporting purposes are FPL, Gulf Power and NEER, which is comprised of two wholly owned subsidiaries of NEE that are combined for segment reporting purposes. NEECH, another wholly owned subsidiary of NEE, owns and provides funding for NEE's operating subsidiaries, other than FPL and its subsidiaries and Gulf Power. NEP, an affiliate of NextEra Energy Resources, was formed in 2014. NEP acquires, manages and owns contracted clean energy projects with stable, long-term cash flows. See NEER section below for further discussion of NEP, including changes to its governance structure, which resulted in the deconsolidation of NEP in January 2018.

FPL

FPL was incorporated under the laws of Florida in 1925 and is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida. In 2018, FPL acquired a retail gas business (see Note 8 - Other). FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. At December 31, 2019, FPL had approximately 27,400 MW of net generating capacity, approximately 75,400 circuit miles of transmission and distribution lines and 661 substations. FPL provides service to its electric customers through an integrated transmission and distribution system that links its generation facilities to its customers. At December 31, 2019, FPL served more than ten million people through more than five million customer accounts. FPL's service territory, which covers most of the east and lower west coasts of Florida, and plant locations at December 31, 2019 were as follows (see FPL Sources of Generation below):

FPL Service Territory
Natural Gas
Nuclear
Universal Solar
Battery
Other
(Scherer in GA)

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida. The percentage of FPL's operating revenues and customer accounts by customer class were as follows:

Operating Revenues
7%
3%
35%
55%
7%
4%
34%
55%
7%
3%
35%
55%
2019
2018
2017
Years
Residential
Commercial
Wholesale
Other

2019 Customer Accounts

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

FPL seeks to maintain attractive rates for its customers. Since rates are largely cost-based, maintaining low rates requires a strategy focused on developing and maintaining a low-cost position, including the implementation of ideas generated from cost savings initiatives. A common benchmark used in the electric power industry for comparing rates across companies is the price of 1,000 kWh of consumption per month for a residential customer. FPL's 2019 average bill for 1,000 kWh of monthly residential usage was well below both the average of reporting electric utilities within Florida and the July 2019 national average (the latest date for which this data is available) as indicated below:

Electric Utility Residential Bill Comparison of
2019 Average Typical Monthly Bill
Residential 1,000 kWh Bill
Average Typical Monthly Bill
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
$100.45
$114.72
$141.56
FPL
Annual Average
Florida Electric Utilities
(Highest is $134.39)
National Average
(as of July 2019)

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its electric retail customers is provided primarily under franchise agreements negotiated with municipalities or counties. During the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents. FPL currently holds 184 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2049. These franchise agreements cover approximately 88% of FPL's retail customer base in Florida. FPL also provides service to customers in 11 other municipalities and to 22 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility. FPL relies upon Florida law for access to public rights of way.

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

In addition to self-generation by residential, commercial and industrial customers, FPL also faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources. In each of 2019, 2018 and 2017, operating revenues from wholesale and industrial electric customers combined represented approximately five percent of FPL's total operating revenues.

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

FPL SOURCES OF GENERATION

At December 31, 2019, FPL's resources for serving load consisted of approximately 27,554 MW, of which 27,440 MW were from FPL-owned facilities and 114 MW were available through purchased power agreements. FPL owned and operated 31 units that used fossil fuels, primarily natural gas, with generating capacity of 22,170 MW and had a joint ownership interest in 1 out-of-state coal unit, which it does not operate, with net generating capacity of 634 MW. In addition, FPL owned, or had undivided interests in, and operated, 4 nuclear units with net generating capacity totaling 3,479 MW (see Nuclear Operations below) and owned and operated 17 solar generation facilities with generating capacity totaling 1,157 MW (excluding 75 MW of non-incremental solar capability which is provided in conjunction with a natural gas generation facility). FPL customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in FPL's service territory. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.

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

*approximately 71% has dual fuel capability	*Oil is less than 1%

Significant Fuel and Transportation Contracts. At December 31, 2019, FPL had the following significant fuel and transportation contracts in place:

•
FPL has firm transportation contracts with seven different transportation suppliers for natural gas pipeline capacity for an aggregate maximum quantity of 2,769,000 MMBtu/day currently, of which 1,969,000 MMBtu/day have expiration dates ranging from 2020 to 2036. The remaining 800,000 MMBtu/day increases to 1,200,000 MMBtu/day starting in mid-2020 through 2042. See Note 15 - Contracts.

•	FPL has several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from March 2020 through 2032.

•
Additionally, FPL enters into short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas. The remainder of FPL's natural gas requirements is purchased in the spot market.

Nuclear Operations

At December 31, 2019, FPL owned, or had undivided interests in, and operated the four nuclear units in Florida discussed below. FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	FPL's Ownership (MW)	Beginning of Next Scheduled Refueling Outage	Operating License Expiration Date
St. Lucie Unit No. 1	981	April 2021	2036
St. Lucie Unit No. 2	840(a)	February 2020	2043
Turkey Point Unit No. 3	837	March 2020	2052
Turkey Point Unit No. 4	821	October 2020	2053
______________________

(a)	Excludes 147 MW operated by FPL but owned by non-affiliates.

NRC regulations require FPL to submit a plan for decontamination and decommissioning five years before the projected end of plant operation. FPL's current plans, under the existing operating licenses, provide for St. Lucie Unit No. 1 to be shut down in 2036 with decommissioning activities to be integrated with the dismantlement of St. Lucie Unit No. 2 commencing in 2043. Current plans provide for the dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2052 and 2053, respectively.

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

Base Rates. In general, the basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base). At the time base rates are established, the allowed rate of return on rate base approximates the FPSC's determination of FPL's estimated weighted-average cost of capital, which includes its costs for outstanding debt and an allowed return on common equity. The FPSC monitors FPL's actual regulatory ROE through a surveillance report that is filed monthly by FPL with the FPSC. The FPSC does not provide assurance that any regulatory ROE will be achieved. Base rates are determined in rate proceedings or through negotiated settlements of those proceedings. Proceedings can occur at the initiative of FPL or upon action by the FPSC. Existing base rates remain in effect until new base rates are approved by the FPSC.

Base Rates Effective January 2017 through at least December 2020 - In December 2016, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). Key elements of the 2016 rate agreement, which is effective from January 2017 through at least December 2020, include, among other things, the following:

•	New retail base rates and charges were established resulting in the following increases in annualized retail base revenues:

◦	$400 million beginning January 1, 2017;

◦	$211 million beginning January 1, 2018; and

◦
$200 million beginning April 1, 2019 for a new approximately 1,720 MW natural gas-fired combined-cycle unit in Okeechobee County, Florida (Okeechobee Clean Energy Center) that achieved commercial operation on March 31, 2019.

•
In addition, FPL is eligible to receive base rate increases associated with the addition of up to 300 MW annually of new solar generation in each of 2017 through 2020 with an installed cost cap of $1,750 per kW. Approximately 900 MW of new solar generating capacity has become operational, 600 MW in the first quarter of 2018 and 300 MW in the first quarter of 2019. An additional 300 MW is expected to be operational in the second quarter of 2020.

•
FPL's allowed regulatory ROE is 10.55%, with a range of 9.60% to 11.60%. If FPL's earned regulatory ROE falls below 9.60%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.60%, any party other than FPL may seek a review of FPL's retail base rates.

•
Subject to certain conditions, FPL may amortize, over the term of the 2016 rate agreement, up to $1.0 billion of depreciation reserve surplus plus the reserve amount that remained under FPL's previous rate agreement (approximately $250 million), provided that in any year of the 2016 rate agreement FPL must amortize at least enough reserve to maintain a 9.60% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.60%.

•
Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kWh of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover amounts above $400 million. See Note 1 - Storm Fund, Storm Reserve and Storm Cost Recovery regarding several hurricanes that impacted FPL's service territory from 2016 - 2019.

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

In June 2019, Florida's Governor signed legislation into law which directed the FPSC to propose new rules that would (i) require state investor-owned utilities to submit a 10-year transmission and distribution storm protection plan (SPP) to the FPSC for approval at least every three years and (ii) provide for annual clause recovery of storm protection plan costs not already recovered in base rates or through other clauses, including costs for hardening of overhead transmission and distribution lines, undergrounding of certain distribution lines and vegetation management. In October 2019, the FPSC issued its proposed SPP and SPP cost recovery clause rules. Final rules will become effective on February 18, 2020.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. These costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.

FERC

The Federal Power Act grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity and the transmission of electricity and natural gas in interstate commerce. Pursuant to the Federal Power Act, electric utilities must maintain tariffs and rate schedules on file with the FERC which govern the rates, terms and conditions for the provision of FERC-jurisdictional wholesale power and transmission services. The Federal Power Act also gives the FERC authority to certify and oversee an electric reliability organization with authority to establish and independently enforce mandatory reliability standards applicable to all users, owners and operators of the bulk-power system. See NERC below. Electric utilities are subject to accounting, record-keeping and reporting requirements administered by the FERC. The FERC also places certain limitations on transactions between electric utilities and their affiliates.

NERC

The NERC has been certified by the FERC as an electric reliability organization. The NERC's mandate is to ensure the reliability and security of the North American bulk-power system through the establishment and enforcement of reliability standards approved by FERC. The NERC's regional entities also enforce reliability standards approved by the FERC. FPL is subject to these reliability standards and incurs costs to ensure compliance with continually heightened requirements, and can incur significant penalties for failing to comply with them.

FPL Environmental Regulation

FPL is subject to environmental laws and regulations as described in the NEE Environmental Matters section below. FPL expects to seek recovery through the environmental clause for compliance costs associated with any new environmental laws and regulations.

FPL EMPLOYEES

FPL had approximately 8,900 employees at December 31, 2019, with approximately 32% of these employees represented by the International Brotherhood of Electrical Workers (IBEW), substantially all of which are under a collective bargaining agreement with FPL that expires October 31, 2020.

NEER

NextEra Energy Resources was formed in 1998 to aggregate NEE's competitive energy businesses. During the fourth quarter of 2019, NEE began reporting NextEra Energy Resources and NEET, a rate-regulated transmission business, on a combined basis for segment reporting purposes, and the combined segment is referred to as NEER. NEET previously was reported in Corporate and Other. See Note 16. NEER is a diversified clean energy business with a strategy that emphasizes the development, construction and operation of long-term contracted assets with a focus on renewable projects. The NEER segment currently owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets primarily in the U.S. and Canada. NEER, with approximately 21,900 MW of total net generating capacity at December 31, 2019, is one of the largest wholesale generators of electric power in the U.S., including approximately 21,240 MW of net generating capacity across 37 states and 520 MW of net generating capacity in 4 Canadian provinces (see Note 1 - Disposal of Businesses/Assets). At December 31, 2019, NEER operates facilities with a total generating capacity of 24,700 MW. NEER produces the majority of its electricity from clean and renewable sources as described more fully below. NEER is the world's largest generator of renewable energy from the wind and sun based on 2019 MWh produced on a net generation basis. In addition, NEER develops and constructs battery storage projects, which when combined with its renewable projects, serve to enhance its ability to meet customer needs for a nearly firm generation source. NEER also owns and operates rate-regulated transmission facilities, primarily in Texas and California, and transmission lines that connect its electric generation facilities to the electric grid, which are comprised of approximately 190 substations and 1,865 circuit miles of transmission lines at December 31, 2019.

NEER also engages in energy-related commodity marketing and trading activities, including entering into financial and physical contracts, primarily to hedge the production from its generation assets that is not sold under long-term power supply agreements. These contracts primarily include power and gas commodities and their related products, as well as provide full energy and capacity requirements services primarily to distribution utilities in certain markets and offer customized power and gas and related risk management services to wholesale customers. In addition, NEER participates in natural gas, natural gas liquids and oil production through operating and non-operating ownership interests, and in pipeline infrastructure development, construction, management and operations, through either wholly owned subsidiaries or noncontrolling or joint venture interests, hereafter referred to as the gas infrastructure business. NEER also hedges the expected output from its gas infrastructure production assets to protect against price movements.

NEP - NEP was formed in 2014 to acquire, manage and own contracted clean energy projects with stable long-term cash flows through a limited partner interest in NEP OpCo. NEP's projects include energy projects contributed by NextEra Energy Resources to NEP OpCo in connection with NEP’s initial public offering in July 2014 as well as additional energy projects acquired thereafter. NextEra Energy Resources' indirect limited partnership interest in NEP OpCo based on the number of outstanding NEP OpCo common units was approximately 60.8% at December 31, 2019. NEP was deconsolidated from NEE for financial reporting purposes in January 2018 as a result of changes made to NEP's governance structure that enhanced NEP unitholder governance rights. As a result, NextEra Energy Resources began reflecting its ownership interest in NEP as an equity method investment with its earnings/losses from NEP as equity in earnings (losses) of equity method investees and accounting for its asset sales to NEP as third-party sales in its consolidated financial statements. See Note 1 - NextEra Energy Partners, LP. Prior to the deconsolidation, NEE owned a controlling general partner interest in NEP and consolidated NEP. At December 31, 2019, NEP owned, or had an interest in, a portfolio of 36 wind and solar projects with generating capacity totaling approximately 5,331 MW and had membership interests in contracted natural gas pipelines, all located in the U.S. as further discussed in Generation and Other Operations. NextEra Energy Resources operates essentially all of the energy projects in NEP's portfolio and its ownership interest in the portfolio's generating capacity was approximately 3,240 MW at December 31, 2019.

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

At December 31, 2019, NEER managed or participated in the management of essentially all of the following generation projects, natural gas pipelines and transmission facilities that it wholly owned or in which it had an ownership interest.

Legend
Wind
Universal Solar
Battery Storage
Nuclear
Natural Gas
Other
Substation
Pipeline
Transmission
U.S. states and Canadian provinces with projects in operation

Locations with more than one facility are illustrated with a single symbol.
Map excludes small-scale solar.

Generation Assets and Other Operations

Generation Assets.

NEER's portfolio of generation assets primarily consist of generation facilities with long-term power sales agreements for substantially all of their capacity and/or energy output. Information related to contracted generation assets at December 31, 2019 was as follows:

•	represented approximately 19,796 MW of total net generating capacity;

•
weighted-average remaining contract term of the power sales agreements and the remaining life of the PTCs associated with repowered wind facilities of approximately 16 years, based on forecasted contributions to earnings and forecasted amounts of electricity produced by the repowered wind facilities; and

•	contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel have expiration dates ranging from March 2020 through 2033 (see Note 15 - Contracts).

NEER's merchant generation assets primarily consist of a nuclear generation facility and oil-fired generation facilities that do not have long-term power sales agreements to sell their capacity and/or energy output and therefore require active marketing and hedging. Merchant generation assets at December 31, 2019 represented approximately 2,070 MW of total net generating capacity, including 1,102 MW from nuclear generation and 805 MW from oil-fired peak generation facilities, and are primarily located in the Northeast region of the U.S. NEER utilizes swaps, options, futures and forwards to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.

Other Operations.

Gas Infrastructure Business - At December 31, 2019, NextEra Energy Resources had ownership interests in natural gas pipelines, the most significant of which are discussed below, and in oil and gas shale formations located primarily in the Midwest and South regions of the U.S.

	Miles of Pipeline	Pipeline Location/Route	Ownership		Total Net Capacity (per day)	Actual/Expected In-Service Dates
Operational:
Texas Pipelines(a)	542	South Texas	58.8%	(b)	2.32 Bcf	1950 - 2014
Sabal Trail(c)	517	Southwestern Alabama to Central Florida	42.5%		0.35 Bcf - 0.46 Bcf	June 2017 - Mid-2021
Florida Southeast Connection(c)	169	Central Florida to South Florida	100%		0.64 Bcf	June 2017
Central Penn Line(d)	185	Northeastern Pennsylvania to Southeastern Pennsylvania	23.7%	(b)	0.30 Bcf - 0.43 Bcf	October 2018 - Mid-2022
Under Construction:
Mountain Valley Pipeline(e)	303	Northwestern West Virginia to Southern Virginia	31%		0.62 Bcf	End of 2020
______________________

(a)
A NEP portfolio of seven natural gas pipelines, of which a third party owns a 10% interest in a 120-mile pipeline with a daily capacity of approximately 2.3 Bcf. Approximately 1.82 Bcf per day of net capacity is contracted with firm ship-or-pay contracts that have expiration dates ranging from 2020 to 2035.

(b)	Ownership percentage based on NextEra Energy Resources limited partnership interest in NEP OpCo common units.

(c)	See Note 15 - Contracts for a discussion of transportation contracts with FPL.

(d)	NEP has an indirect equity method investment in the Central Penn Line (CPL) which represents an approximately 39% aggregate ownership interest in the CPL.

(e)
Completion of construction of the natural gas pipeline is subject to final permitting. Also, see Note 15 - Contracts for a discussion of a transportation contract with a NextEra Energy Resources subsidiary.

Rate-Regulated Transmission - At December 31, 2019, certain entities within the NEER segment had ownership interests in rate-regulated transmission facilities, the most significant of which are discussed below, which facilities are located primarily in ERCOT, CAISO and Independent Electricity System Operator (IESO) jurisdictions.

	Miles	Substations	Kilovolt	Location	Rate Regulator	Ownership	Actual/Expected In-Service Dates
Operational:
Lone Star	330	6	345	Central Texas	PUCT	100%	2013
Trans Bay Cable	53	2	200 DC(a)	Northern California	FERC	100%	2010
Under Construction:
NextBridge Infrastructure	280	-	230	Ontario, Canada	OEB	50%	Fourth Quarter of 2021
______________________

(a)	Direct current

Customer Supply and Proprietary Power and Gas Trading - NEER provides commodities-related products to customers, engages in energy-related commodity marketing and trading activities and includes the operations of a retail electricity provider. Through NextEra Energy Resources subsidiary PMI, NEER:

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

NEER Generation Assets Fuel/Technology Mix

NextEra Energy Resources utilized the following mix of fuel sources for generation facilities in which it has an ownership interest:

*Oil is less than 1%

Wind Facilities

•	located in 19 states in the U.S. and 4 provinces in Canada;

•	operated a total generating capacity of 15,955 MW at December 31, 2019;

•	ownership interests in a total net generating capacity of 14,111 MW at December 31, 2019;

◦	all MW are from contracted wind assets located primarily throughout Texas and the West and Midwest regions of the U.S. and Canada;

◦
added approximately 1,125 MW of new generating capacity and repowered wind generating capacity totaling 1,091 MW in the U.S. in 2019 (see Note 1 - Disposal of Businesses/Assets for asset sales to NEP).

Solar Facilities

•	located in 26 states in the U.S.;

•	operated PV and solar thermal facilities with a total generating capacity of 2,684 MW at December 31, 2019;

•	ownership interests in PV and solar thermal facilities with a total net generating capacity of 2,662 MW at December 31, 2019;

◦	essentially all MW are from contracted solar facilities located primarily throughout the West and South regions of the U.S.;

◦	added approximately 512 MW of generating capacity in the U.S. in 2019 (see Note 1 - Disposal of Businesses/Assets for asset sales to NEP).

Fossil Facilities

•	operated natural gas generation facilities with a total generating capacity of 2,110 MW at December 31, 2019;

•	ownership interests in natural gas generation facilities with a total net generating capacity of 1,565 MW at December 31, 2019;

◦	approximately 1,407 MW are contracted and 158 MW are merchant;

◦	located in 2 states in the Northeast region of the U.S. and in Florida; and

•
operated oil-fired peak generation facilities with a total generating capacity of 878 MW with an ownership or undivided interests in total net generating capacity of 805 MW at December 31, 2019 primarily located in Maine.

Nuclear Facilities

At December 31, 2019, NextEra Energy Resources owned, or had undivided interests in, and operated the four nuclear units discussed below. NEER's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	Location	Ownership (MW)	Portfolio Category	Next Scheduled Refueling Outage	Operating License Expiration Date
Seabrook	New Hampshire	1,102(a)	Merchant	April 2020	2050
Duane Arnold	Iowa	431(b)	Contracted(c)	None(c)	2034(c)
Point Beach Unit No. 1	Wisconsin	595	Contracted(d)	October 2020	2030
Point Beach Unit No. 2	Wisconsin	595	Contracted(d)	March 2020	2033
______________________

(a)	Excludes 147 MW operated by NEER but owned by non-affiliates.

(b)	Excludes 184 MW operated by NEER but owned by non-affiliates.

(c)
NEER sells all of its share of the output of Duane Arnold under an amended long-term contract expiring in December 2020. Operations of Duane Arnold are expected to cease in late 2020. See Note 5 - Nonrecurring Fair Value Measurements.

(d)	NEER sells all of the output of Point Beach Units Nos. 1 and 2 under long-term contracts through their current operating license expiration dates.

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

NEER's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel that is generated at these facilities through license expiration or, in the case of Duane Arnold, through expected shutdown of the facility.

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

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. Owners of solar facilities are eligible to claim a 30% ITC for new solar facilities. Previously, owners of solar facilities could have elected to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC (convertible ITC) for qualifying solar facilities where construction began before the end of 2011 and the facilities were placed in service before 2017. In order to qualify for the PTC (or an ITC in lieu of the PTC) for wind or ITC for solar, construction of a facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service (IRS) issued guidance stating that the safe harbor for continuous efforts and continuous construction requirements will generally be satisfied if the facility is placed in service no more than four years after the year in which construction of the facility began. The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the 5% safe harbor for the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value. Tax credits for qualifying wind and solar projects are subject to the following schedule.

	Year construction of project begins(a)
	2015	2016	2017	2018	2019	2020	2021	2022
PTC(b)	100%	100%	80%	60%	40%	60%	-	-
Wind ITC(c)	30%	30%	24%	18%	12%	18%	-	-
Solar ITC(d)	30%	30%	30%	30%	30%	26%	22%	10%
_________________________

(a)	Project must be placed in service no more than four years after the year in which construction of the project began to qualify for the PTC or ITC.

(b)	Percentage of the full PTC available for wind projects that begin construction during the applicable year.

(c)	Percentage of eligible project costs that can be claimed as ITC by wind projects that begin construction during the applicable year.

(d)
Percentage of eligible project costs that can be claimed as ITC by solar projects that begin construction during the applicable year. ITC is limited to 10% for solar projects not placed in service before January 1, 2024.

Other countries, including Canada, provide for incentives like feed-in-tariffs for renewable energy projects. The feed-in-tariffs promote renewable energy investments by offering long-term contracts to renewable energy producers, typically based on the cost of generation of each technology.

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

The degree and nature of competition is different in wholesale markets than in retail markets. During 2019, 2018 and 2017, approximately 85% of NEER's revenue was derived from wholesale electricity markets.

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

RTOs and ISOs exist throughout much of North America to coordinate generation and transmission across wide geographic areas and to run markets. NEER operates in all RTO and ISO jurisdictions. At December 31, 2019, NEER also had generation facilities with ownership interests in a total net generating capacity of approximately 4,642 MW that fall within reliability regions that are not under the jurisdiction of an established RTO or ISO, including 2,365 MW within the Western Electricity Coordinating Council and 1,252 MW within the Florida Reliability Coordinating Council. Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers. NEER has operations that fall within the following RTOs and ISOs:

Alberta Electric System Operator
82 MW
Independent Electricity System Operator
307 MW
ISO-NE
2,089 MW
NYISO
64 MW
MISO
4,573 MW
PJM
560 MW
Southwest Power Pool
4,236 MW
CAISO
1,910 MW
ERCOT
3,303 MW

NEER competes in different regions to differing degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generation facilities. At December 31, 2019, approximately 90% of NEER's net generating capacity was committed under long-term contracts. Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets. In such cases, NEER will frequently enter into shorter term bilateral contracts, typically of less than three years duration, to hedge the price risk associated with selling into a daily spot market. Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, serve to protect a portion of the revenue that NEER expects to derive from the associated generation facility. Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes. See Management's Discussion - Overview - Adjusted Earnings.

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

At December 31, 2019, essentially all of NEER's operating independent power projects located in the U.S. have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005. Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers. They are barred from selling electricity directly to retail customers. While projects with exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Additionally, most of the NEER facilities located in the U.S. are subject to FERC regulations and market rules and the NERC's mandatory reliability standards, all of its facilities are subject to environmental laws and the EPA's environmental regulations, and its nuclear facilities are also subject to the jurisdiction of the NRC. See FPL - FPL Regulation for additional discussion of FERC, NERC, NRC and EPA regulations. Rates of NEER's rate-regulated transmission businesses are set by regulatory bodies as noted in Generation and Other Operations - Generation Assets and Other Operations - Other Operations - Rate-Regulated Transmission. With the exception of facilities located in ERCOT, the FERC has jurisdiction over various aspects of NEER's business in the U.S., including the oversight and investigation of competitive wholesale energy markets, regulation of the transmission and sale of natural gas, and oversight of environmental matters related to natural gas projects and major electricity policy initiatives. The PUCT has jurisdiction, including the regulation of rates and services, oversight of competitive markets, and enforcement of statutes and rules, over NEER facilities located in ERCOT.

Certain entities within the NEER segment and their affiliates are also subject to federal and provincial or regional regulations in Canada related to energy operations, energy markets and environmental standards. In Canada, activities related to owning and operating wind and solar projects and participating in wholesale and retail energy markets are regulated at the provincial level. In Ontario, for example, electricity generation facilities must be licensed by the OEB and may also be required to complete registrations and maintain market participant status with the IESO, in which case they must agree to be bound by and comply with the provisions of the market rules for the Ontario electricity market as well as the mandatory reliability standards of the NERC.

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

NEER EMPLOYEES

NEER had approximately 5,000 employees at December 31, 2019. NEER has collective bargaining agreements with the IBEW, the Utility Workers Union of America, and the Security Police and Fire Professionals of America, which collectively represent approximately 15% of NEER's employees. The collective bargaining agreements have two- to five-year terms and expire between March 2021 and September 2022.

GULF POWER

On January 1, 2019, NEE completed the acquisition of all of the outstanding common shares of Gulf Power under a stock purchase agreement with The Southern Company dated May 20, 2018, as amended, for approximately $4.44 billion in cash consideration and the assumption of approximately $1.3 billion of Gulf Power debt. Gulf Power was incorporated under the laws of Maine in 1925 and became a Florida corporation after being domesticated under the laws of Florida in 2005. Gulf Power, a rate-regulated electric utility under the jurisdiction of the FPSC, is engaged in the generation, transmission, distribution and sale of electric energy in northwest Florida. Gulf Power is subject to regulations similar to FPL (see FPL - FPL Regulation above). Gulf Power operates under a base rate settlement agreement, which took effect July 1, 2017, that provides for an allowed regulatory ROE of 10.25%, with a range of 9.25% to 11.25%. As of December 31, 2019, Gulf Power served approximately 470,000 customers in eight counties throughout northwest Florida and had approximately 2,300 MW of fossil-fueled electric net generating capacity and 9,500 miles of transmission and distribution lines located primarily in Florida. See Note 8 - Gulf Power Company for further discussion.

NEE ENVIRONMENTAL MATTERS

NEE and its subsidiaries, including FPL, are subject to environmental laws and regulations, including extensive federal, state and local environmental statutes, rules and regulations, for the siting, construction and ongoing operations of their facilities. The U.S. government and certain states and regions, as well as the Government of Canada and its provinces, have taken and continue to take certain actions, such as proposing and finalizing regulations or setting targets or goals, regarding the regulation and reduction of GHG emissions and the increase of renewable energy generation. Numerous environmental regulations also affecting FPL, NEER, Gulf Power, and certain other subsidiaries relate to threatened and endangered species and/or their habitats, as well as other avian and bat species. The environmental laws in the U.S., including, among others, the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act, provide for the protection of numerous species, including endangered species of birds and bats and/or their habitats, migratory birds and eagles. The environmental laws in Canada, including, among others, the Species at Risk Act, provide for the recovery of wildlife species that are endangered or threatened and the management of species of special concern. Complying with these environmental laws and regulations could result in, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. Failure to comply could result in fines, penalties, criminal sanctions or injunctions. The impact of complying with current environmental laws and regulations has not had, and, along with compliance with proposed regulations as currently written, is not expected to have, a material adverse effect on the financial statements of NEE and FPL. NEE's rate-regulated subsidiaries expect to seek recovery for compliance costs associated with any new environmental laws and regulations, which recovery for FPL and Gulf Power would be through their respective environmental clause.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS(a)

Name	Age	Position	Effective Date
Miguel Arechabala	58	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2014
Deborah H. Caplan	57	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	April 15, 2013
Paul I. Cutler	60	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE	February 19, 2003 February 18, 2003 December 10, 1997
Joseph T. Kelliher	59	Executive Vice President, Federal Regulatory Affairs of NEE	May 18, 2009
John W. Ketchum	49	President and Chief Executive Officer of NextEra Energy Resources	March 1, 2019
Rebecca J. Kujawa	44	Executive Vice President, Finance and Chief Financial Officer of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	March 1, 2019
James M. May	43	Vice President, Controller and Chief Accounting Officer of NEE	March 1, 2019
Donald A. Moul	54	Executive Vice President, Nuclear Division and Chief Nuclear Officer of NEE Vice President and Chief Nuclear Officer of FPL	January 1, 2020 May 17, 2019
Ronald R. Reagan	51	Executive Vice President, Engineering, Construction and Integrated Supply Chain of NEE Vice President, Engineering and Construction of FPL	January 1, 2020 March 1, 2019
James L. Robo	57	Chairman, President and Chief Executive Officer of NEE Chairman of FPL	December 13, 2013 May 2, 2012
Charles E. Sieving	47	Executive Vice President & General Counsel of NEE Executive Vice President of FPL	December 1, 2008 January 1, 2009
Eric E. Silagy	54	President and Chief Executive Officer of FPL	May 30, 2014
______________________

(a)
Information is as of February 14, 2020. Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his/her present position for five years or more and his/her employment history is continuous. Mr. Ketchum served as Executive Vice President, Finance and Chief Financial Officer of NEE and FPL from March 2016 to February 2019 and NEE’s Senior Vice President, Finance from February 2015 to March 2016. Ms. Kujawa served as Vice President, Business Management of NextEra Energy Resources from March 2012 to February 2019. Mr. May served as Controller of NextEra Energy Resources from April 2015 to February 2019 and was Director of Accounting of NextEra Energy Resources from July 2013 to April 2015. Mr. Moul served as Vice President and Chief Nuclear Officer of NEE from May 2019 to December 2019. He previously held various roles at several subsidiaries of FirstEnergy Corp., which are energy suppliers involved in the generation, transmission and distribution of electricity. Mr. Moul was Executive on Special Assignment of FirstEnergy Solutions Corp. from March 2019 to May 2019, President and Chief Nuclear Officer of FirstEnergy Generation Companies from March 2018 to March 2019, President of FirstEnergy Generation LLC from April 2017 to March 2018, Senior Vice President, Fossil Operations and Environmental of FirstEnergy Solutions from August 2015 to April 2017, and Vice President, Commodity Operations of FirstEnergy Solutions from October 2012 to August 2015. Mr. Reagan served as Vice President, Engineering and Construction of NEE from November 2018 to December 2019 and Vice President, Integrated Supply Chain of NEE from October 2012 to November 2018.

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

NEER depends heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER operates or plans to develop and operate renewable energy facilities. The federal government, a majority of state governments in the U.S. and portions of Canada provide incentives, such as tax incentives, RPS or feed-in tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations, interpretations or ballot or regulatory initiatives.

NEE's and FPL's business is influenced by various legislative and regulatory initiatives, including, but not limited to, new or revised laws, including international trade laws, regulations, interpretations or ballot or regulatory initiatives regarding deregulation or restructuring of the energy industry, regulation of the commodities trading and derivatives markets, and regulation of environmental matters, such as regulation of air emissions, regulation of water consumption and water discharges, and regulation of gas and oil infrastructure operations, as well as associated environmental permitting. Changes in the nature of the regulation of NEE's and FPL's business could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects. NEE and FPL are unable to predict future legislative or regulatory changes, initiatives or interpretations, although any such changes, initiatives or interpretations may increase costs and competitive pressures on NEE and FPL, which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE and FPL are subject to domestic environmental laws, regulations and other standards, including, but not limited to, extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, soil quality, climate change, emissions of greenhouse gases, including, but not limited to, carbon dioxide, waste management, hazardous wastes, marine, avian and other wildlife mortality and habitat protection, historical artifact preservation, natural resources, health (including, but not limited to, electric and magnetic fields from power lines and substations), safety and RPS, that could, among other things, prevent or delay the development of power generation, power or natural gas transmission, or other infrastructure projects, restrict or enjoin the output of some existing facilities, limit the availability and use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs, increase capital expenditures and limit or eliminate certain operations. Certain subsidiaries of NEE are also subject to foreign environmental laws, regulations and other standards and, as such, are subject to similar risks.

There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new requirements and stricter or more expansive application of existing environmental laws and regulations.

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

Federal or state laws or regulations may be adopted that would impose new or additional limits on the emissions of greenhouse gases, including, but not limited to, carbon dioxide and methane, from electric generation units using fossil fuels like coal and natural gas. The potential effects of greenhouse gas emission limits on NEE's and FPL's electric generation units are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of greenhouse gas emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, and the range of available compliance alternatives.

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

Uncertainties and risks inherent in operating and maintaining NEE's and FPL's facilities include, but are not limited to:

•	risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned;

•	failures in the availability, acquisition or transportation of fuel or other necessary supplies;

•	the impact of unusual or adverse weather conditions and natural disasters, including, but not limited to, hurricanes, tornadoes, icing events, floods, earthquakes and droughts;

•	performance below expected or contracted levels of output or efficiency;

•	breakdown or failure, including, but not limited to, explosions, fires, leaks or other major events, of equipment, transmission or distribution systems or pipelines;

•	availability of replacement equipment;

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

Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, icing events and earthquakes, can be destructive and cause power outages and property damage, reduce revenue, affect the availability of fuel and water, and require NEE and FPL to incur additional costs, for example, to restore service and repair damaged facilities, to obtain replacement power and to access available financing sources. Furthermore, NEE's and FPL's physical plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, particularly relevant to FPL, a change in sea level. FPL operates in the east and lower west coasts of Florida and Gulf Power operates in northwest Florida, areas that historically have been prone to severe weather events, such as hurricanes. A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEE and FPL from operating their business in the normal course and could result in any of the adverse consequences described above. Any of the foregoing could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

Threats of terrorism and catastrophic events that could result from terrorism, cyberattacks, or individuals and/or groups attempting to disrupt NEE's and FPL's business, or the businesses of third parties, may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyberattacks and other disruptive activities of individuals or groups. There have been cyberattacks within the energy industry on energy infrastructure such as substations, gas pipelines and related assets in the past and there may be such attacks in the future. NEE's and FPL's generation, transmission and distribution facilities, fuel storage facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or otherwise be materially adversely affected by, such activities.

Terrorist acts, cyberattacks or other similar events affecting NEE's and FPL's systems and facilities, or those of third parties on which NEE and FPL rely, could harm NEE's and FPL's business, for example, by limiting their ability to generate, purchase or transmit power, natural gas or other energy-related commodities, by limiting their ability to bill customers and collect and process payments, and by delaying their development and construction of new generation, distribution or transmission facilities or capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues, significant additional costs (for example, to repair assets, implement additional security requirements or maintain or acquire insurance), significant fines and penalties, and reputational damage, could materially adversely affect NEE's and FPL's operations (for example, by contributing to disruption of supplies and markets for natural gas, oil and other fuels), and could impair NEE's and FPL's ability to raise capital (for example, by contributing to financial instability and lower economic activity). In addition, the implementation of security guidelines and measures has resulted in and is expected to continue to result in increased costs. Such events or actions may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. NEE's and FPL's insurance coverage does not provide protection against all significant losses.

Insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to NEE and FPL. The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. If insurance coverage is not available or obtainable on acceptable terms, NEE or FPL may be required to pay costs associated with adverse future events. NEE and FPL generally are not fully insured against all significant losses. For example, FPL is not fully insured against hurricane-related losses, but could instead seek recovery of such uninsured losses from customers subject to approval by the FPSC, to the extent losses exceed restricted funds set aside to cover the cost of storm damage. A loss for which NEE or FPL is not fully insured could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

If any of NEE's or FPL's nuclear generation facilities are not operated for any reason through the life of their respective operating licenses, or in the case of Duane Arnold through expected shutdown, NEE or FPL may be required to increase depreciation rates, incur impairment charges and accelerate future decommissioning expenditures, any of which could materially adversely affect their business, financial condition, results of operations and prospects.

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

NEE's defined benefit pension plan is sensitive to changes in interest rates, since as interest rates decrease, the funding liabilities increase, potentially increasing benefits costs and funding requirements. Any increase in benefits costs or funding requirements may have a material adverse effect on NEE's and FPL's business, financial condition, liquidity, results of operations and prospects.

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

Through an indirect wholly owned subsidiary, NEE owns a limited partner interest in NEP OpCo. NEP's inability to access capital on commercially reasonable terms and effectively consummate future acquisitions could have a material adverse effect on NEP's ability to grow its cash distributions to its common unitholders, including NEE, and on the value of NEE’s limited partnership interest in NEP OpCo. In addition, NEP's issuance of additional common units, securities convertible into NEP common units or other securities in connection with acquisitions could cause significant common unitholder dilution and reduce cash distributions to its common unitholders, including NEE, if the acquisitions are not sufficiently accretive.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

See Item 1. Business - FPL and Item 1. Business - NEER for a description of principal properties.

Character of Ownership

Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The majority of FPL's real property is held in fee and is free from other encumbrances, subject to minor exceptions which are not of a nature as to substantially impair the usefulness to FPL of such properties. Some of FPL's electric lines are located on parcels of land which are not owned in fee by FPL but are covered by necessary consents of governmental authorities or rights obtained from owners of private property. Subsidiaries within the NEER segment have ownership interests in entities that own generation facilities, pipeline facilities and transmission assets and a number of those facilities and assets are encumbered by liens securing various financings. Additionally, the majority of NEER's generation facilities, pipeline facilities and transmission lines are located on land under easement or leased from owners of private property. See Note 1 - Electric Plant, Depreciation and Amortization.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data. All of FPL's common stock is owned by NEE. NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE." As of the close of business on January 31, 2020, there were 16,776 holders of record of NEE's common stock. The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors. The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant. In February 2020, NEE announced that it would increase its quarterly dividend on its common stock from $1.25 per share to $1.40 per share.

Issuer Purchases of Equity Securities. Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2019 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/19 - 10/31/19	—	—	—	45,000,000
11/1/19 - 11/30/19	990	$231.42	—	45,000,000
12/1/19 - 12/31/19	387	$238.22	—	45,000,000
Total	1,377	$233.33	—
______________________

(a)
Includes: (1) in November 2019, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in December 2019, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.

(b)	In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock over an unspecified period.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(millions, except per share amounts)
SELECTED DATA OF NEE(a):
Operating revenues	$19,204	$16,727	$17,173	$16,138	$17,486
Net income(b)	$3,388	$5,776	$5,323	$2,999	$2,762
Net income attributable to NEE(b)(c)	$3,769	$6,638	$5,380	$2,906	$2,752
Earnings per share attributable to NEE - basic(b)(c)	$7.82	$14.03	$11.48	$6.27	$6.11
Earnings per share attributable to NEE - assuming dilution(b)(c)	$7.76	$13.88	$11.39	$6.24	$6.06
Dividends paid per share of common stock	$5.00	$4.44	$3.93	$3.48	$3.08
Total assets(d)	$117,691	$103,702	$97,963	$90,474	$82,479
Long-term debt, excluding current portion	$37,543	$26,782	$31,410	$27,765	$26,681
Capital expenditures, independent power and other investments and nuclear fuel purchases:
FPL	$5,755	$5,135	$5,291	$3,934	$3,633
Gulf Power	729	—	—	—	—
NEER(e)	6,505	7,189	5,415	5,607	4,691
Corporate and Other(e)	4,473	680	34	95	53
Total	$17,462	$13,004	$10,740	$9,636	$8,377
______________________

(a)	See Note 8 for a discussion of 2019 acquisitions and Note 1 - NextEra Energy Partners, LP for a discussion of the deconsolidation of NEP in January 2018.

(b)
2018 includes an after-tax gain of approximately $3.0 billion related to the deconsolidation of NEP (see Note 1 - NextEra Energy Partners, LP). 2017 includes approximately $1.8 billion ($1.9 billion attributable to NEE) of net favorable tax reform impacts (see Note 6). 2017 and 2016 include after-tax gains on the sale of the fiber-optic telecommunications business of $685 million (see Note 1 - Disposal of Businesses/Assets) and natural gas generation facilities of $219 million. Also, on an after-tax basis, 2017 includes an impairment charge of $258 million related to Duane Arnold (see Note 5 - Nonrecurring Fair Value Measurements).

(c)
2018 reflects approximately $497 million relating to a reduction of differential membership interests as a result of a change in the federal corporate income tax rate effective January 1, 2018 (see Note 1 - Sales of Differential Membership Interests).

(d)
Includes assets held for sale of approximately $440 million in 2019 related to two solar generation facilities and $452 million in 2016 related to a fiber-optic telecommunications business (see Note 1 - Disposal of Businesses/Assets) and $1,009 million in 2015 related to merchant natural gas generation facilities.

(e)	Prior year amounts have been adjusted as discussed in Note 16.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than five million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2019 MWh produced on a net generation basis. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER, as well as Gulf Power, acquired in January 2019 (see Note 8 - Gulf Power Company) and Corporate and Other, which is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries. See Note 16 for additional segment information, including a discussion of a change in segment reporting. The following discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and all comparisons are with the corresponding items in the prior year. Certain 2018 and 2017 segment amounts have been retrospectively adjusted as discussed in Note 16.

	Net Income (Loss) Attributable to NEE			Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
	(millions)
FPL	$2,334	$2,171	$1,880	$4.81	$4.55	$3.98
Gulf Power(a)	180	—	—	0.37	—	—
NEER(b)(c)(d)	1,807	4,704	2,997	3.72	9.82	6.34
Corporate and Other(d)	(552)	(237)	503	(1.14)	(0.49)	1.07
NEE(c)	$3,769	$6,638	$5,380	$7.76	$13.88	$11.39
______________________

(a)	Gulf Power was acquired in January 2019. See Note 8 - Gulf Power Company.

(b)
NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries.

(c)	NEP was deconsolidated from NEER in January 2018. See Note 1 - NextEra Energy Partners, LP.

(d)	NEER's and Corporate and Other's results for 2018 and 2017 were retrospectively adjusted to reflect a segment change. See Note 16.

For the five years ended December 31, 2019, NEE delivered a total shareholder return of approximately 161.5%, above the S&P 500’s 73.9% return, the S&P 500 Utilities' 63.2% return and the Dow Jones U.S. Electricity's 63.0% return. The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

Adjusted Earnings

NEE prepares its financial statements under GAAP. However, management uses earnings adjusted for certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, analysis of performance, reporting of results to the Board of Directors and as an input in determining performance-based compensation under NEE’s employee incentive compensation plans. NEE also uses adjusted earnings when communicating its financial results and earnings outlook to analysts and investors. NEE’s management believes that adjusted earnings provide a more meaningful representation of NEE's fundamental earnings power. Although these amounts are properly included in the determination of net income under GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing. Adjusted earnings do not represent a substitute for net income, as prepared under GAAP.

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2019	2018	2017
		(millions)
Net losses associated with non-qualifying hedge activity(a)	$(404)	$(186)	$(37)
Tax reform-related, including the impact of tax rate change on differential membership interests(b)	$(89)	$436	$1,881
NEP investment gains, net(c)	$96	$2,863	$—
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net(d)	$176	$(125)	$2
Acquisition-related(e)	$(70)	$(14)	$(63)
Operating results of solar projects in Spain - NEER	$(2)	$(9)	$5
Gain on sale of the fiber-optic telecommunications business - Corporate and Other(f)	$—	$—	$685
Duane Arnold impairment charge(g)	$—	$—	$(258)
______________________

(a)
For 2019, 2018 and 2017, approximately $63 million of losses, $41 million of gains, and $46 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized. In 2017, net losses associated with non-qualifying hedge activity were partly offset by approximately $95 million of tax reform impacts.

(b)
For 2019, approximately $89 million related to the impact of tax rate change on differential membership interests relates to NEER. For 2018, approximately $421 million of favorable tax reform-related impacts, including the impact of tax rate change on differential membership interests, relates to NEER and the balance relates to Corporate and Other. For 2017, approximately $1,929 million of net favorable tax reform impacts and $50 million of net unfavorable tax reform impacts relate to NEER and FPL, respectively; the balance relates to Corporate and Other. See Note 1 - Storm Fund, Storm Reserve and Storm Cost Recovery and - Sales of Differential Membership Interests and Note 6.

(c)
For 2019 and 2018, approximately $96 million and $2,885 million, respectively, relates to NEER; the 2018 balance relates to Corporate and Other. See Note 1 - NextEra Energy Partners, LP and - Disposal of Businesses/Assets.

(d)
For 2019, 2018 and 2017, approximately $176 million of gains, $127 million of losses, and $2 million of gains, respectively, are included in NEER's net income; the balance for 2018 is included in Corporate and Other.

(e)
For 2019, approximately $44 million, $20 million and $6 million of costs are included in Corporate and Other's, Gulf Power's and NEER's net income, respectively. For 2018, $9 million of costs are included in Corporate and Other's net income; the balance is included in NEER. For 2017, the costs relate to Corporate and Other. See Note 1 - Acquisition-Related.

(f)	See Note 1 - Disposal of Businesses/Assets for a discussion of the sale of the fiber-optic telecommunications business.

(g)	Approximately $246 million of the impairment charge is included in NEER's net income; the balance is included in Corporate and Other. See Note 5 - Nonrecurring Fair Value Measurements.

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

2019 Summary

Net income attributable to NEE for 2019 was lower than 2018 by $2,869 million, or $6.12 per share, assuming dilution, due to lower results at NEER and Corporate and Other, partly offset by higher results at FPL and the addition of results from Gulf Power.

FPL's increase in net income in 2019 was primarily driven by continued investments in plant in service and other property.

NEER's results decreased in 2019 primarily reflecting the absence of the 2018 NEP investment gains upon deconsolidation and the favorable adjustment to differential membership interests recognized in 2018 related to the decrease in federal corporate income tax rate effective January 1, 2018. These decreases were partly offset by 2019 net unrealized gains on equity securities held in NEER's nuclear decommissioning funds compared to net unrealized losses in 2018 and higher contributions from new investments. In 2019, NEER added approximately 1,125 MW of new wind generating capacity, 1,091 MW of wind repowering generating capacity and 512 MW of solar generating capacity in the U.S. and increased its backlog of contracted renewable development projects.

During 2019, Gulf Power contributed $180 million of net income attributable to NEE.

Corporate and Other's results in 2019 decreased primarily due to higher interest costs, unfavorable non-qualifying hedge activity, as well as acquisition and integration costs incurred in 2019.

NEE and its subsidiaries require funds to support and grow their businesses. These funds are primarily provided by cash flows from operations, borrowings or issuances of short- and long-term debt, proceeds from differential membership investors, sales of assets to NEP or third parties and, from time to time, issuances of equity securities. See Liquidity and Capital Resources - Liquidity.

RESULTS OF OPERATIONS

Net income attributable to NEE for 2019 was $3.77 billion compared to $6.64 billion in 2018. In 2019, net income attributable to NEE declined primarily due to lower results at NEER and Corporate and Other, partly offset by higher results at FPL and the addition of results from Gulf Power. The comparison of the results of operations for the years ended December 31, 2018 and 2017 are included in Management's Discussion in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2018.

In June 2019, subsidiaries within the NEER segment sold ownership interests in three wind generation facilities and three solar generation facilities with a total net generating capacity of approximately 611 MW to a subsidiary of NEP. See Note 1 - Disposal of Businesses/Assets.

In July 2019, a wholly owned subsidiary of NEET acquired the outstanding membership interests of an entity that indirectly owns Trans Bay, which owns and operates a 53-mile, high-voltage direct current underwater transmission cable system in California. See Note 8 - Trans Bay Cable, LLC.

NEE's effective income tax rates for the years ended December 31, 2019 and 2018 were approximately 12% and 21%, respectively. The decrease in the rate primarily reflects the amortization of deferred regulatory credits, primarily at FPL, the impact of higher tax credits, an adjustment related to differential membership interests and lower pre-tax income. See Note 6.

FPL: Results of Operations

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms. FPL’s net income for 2019 and 2018 was $2,334 million and $2,171 million, respectively, representing an increase of $163 million. The increase was primarily driven by higher earnings from investments in plant in service and other property. Such investments grew FPL's average retail rate base by approximately $3.3 billion in 2019 and reflect, among other things, solar generation additions, ongoing transmission and distribution additions and investments in FPL's generation infrastructure, including the Okeechobee Clean Energy Center, which achieved commercial operation during the first quarter of 2019.

In September 2017, Hurricane Irma passed through Florida causing damage throughout much of FPL's service territory. In December 2017, following the enactment of tax reform, FPL used available reserve amortization to offset nearly all of the storm restoration costs that were expensed, and FPL is partially restoring the reserve amortization through tax savings generated during the term of the 2016 rate agreement. In September 2019, FPL’s service territory was impacted by Hurricane Dorian. In December 2019, FPL determined that it would not seek recovery of the costs incurred as a result of Hurricane Dorian through a storm surcharge from customers and instead recorded such costs as storm restoration costs in NEE’s and FPL’s consolidated statements of income. All of the Hurricane Dorian storm restoration costs were offset by utilization of available reserve amortization resulting from operational efficiencies generated at the business. See Note 1 - Storm Fund, Storm Reserve and Storm Cost Recovery.

The use of reserve amortization is permitted by the 2016 rate agreement. See Item 1. Business - FPL - FPL Regulation - FPL Electric Rate Regulation - Base Rates for additional information on the 2016 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers by the FPSC. In 2019 and 2018, FPL recorded the reversal of reserve amortization of approximately $357 million and $541 million, respectively. FPL's regulatory ROE for both 2019 and 2018 was approximately 11.60%.

During 2019, FPL's operating revenues increased $330 million primarily related to higher retail base revenues of $323 million, higher revenues of $60 million as a result of the acquisition of the entity that operates Florida City Gas in July 2018 and other increases associated with various cost recovery clause revenues, partly offset by $78 million in lower storm-related revenues.

Retail Base

FPL’s retail base revenues for 2019 and 2018 reflect the 2016 rate agreement. In December 2016, the FPSC issued a final order approving the 2016 rate agreement which became effective January 2017 and will remain in effect until at least December 2020, establishes FPL's allowed regulatory ROE at 10.55%, with a range of 9.60% to 11.60%, and allowed for retail rate base increases in 2017, 2018, and upon commencement of commercial operations at the Okeechobee Clean Energy Center and certain solar projects. See Item 1. Business - FPL - FPL Regulation - FPL Electric Rate Regulation - Base Rates for additional information on the 2016 rate agreement.

The increase in retail base revenues in 2019 primarily reflects additional revenues of approximately $210 million related to retail base rate increases associated with the Okeechobee Clean Energy Center and the 2019 addition of new solar generation. In 2019, retail base revenues were also impacted by a decrease of 0.3% in the average usage per retail customer and an increase of 2.0% in the average number of customer accounts. Although the weather in 2019 was favorable when compared to 2018, usage per retail customer decreased slightly. See Note 1 - Rate Regulation.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to certain solar and environmental projects and the unamortized balance of the regulatory asset associated with FPL's acquisition of certain generation facilities. See Item 1. Business - FPL - FPL Regulation - FPL Electric Rate Regulation - Cost Recovery Clauses. Underrecovery or overrecovery of cost recovery clause and other pass-through costs (deferred clause and franchise expenses and revenues) can significantly affect NEE's and FPL's operating cash flows. The 2019 net overrecovery impacting NEE and FPL's operating cash flows was approximately $188 million.

Storm-related revenues decreased in 2019 primarily as a result of the conclusion of the storm-recovery bond surcharge in the third quarter of 2019. See Note 9 - FPL.

In 2019 and 2018, cost recovery clauses contributed approximately $117 million and $113 million, respectively, to FPL’s net income.

Other Items Impacting FPL's Consolidated Statements of Income

Storm Restoration Costs
In December 2019, FPL determined that it would not seek recovery of Hurricane Dorian storm restoration costs through a surcharge from customers and instead recorded such costs as storm restoration costs in NEE’s and FPL’s consolidated statements of income. See Note 1 - Storm Fund, Storm Reserve and Storm Cost Recovery.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2019	2018
	(millions)
Reserve reversal recorded under the 2016 rate agreement	$357	$541
Other depreciation and amortization recovered under base rates (excluding reserve amortization) and other	1,876	1,739
Depreciation and amortization primarily recovered under cost recovery clauses and securitized storm-recovery cost amortization	291	353
Total	$2,524	$2,633

Depreciation expense decreased $109 million during 2019 primarily reflecting a lower reversal of reserve amortization in 2019 compared to 2018 and lower storm-recovery cost amortization primarily as a result of the final payment of the storm-recovery bonds in the third quarter 2019 (see Note 9 - FPL). Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the consolidated balance sheets. At December 31, 2019, approximately $893 million remains in accrued asset removal costs related to reserve amortization. The decreases in depreciation and amortization expense during 2019 were partly offset by increased depreciation related to higher plant in service balances.

NEER: Results of Operations

NEER owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets primarily in the U.S., as well as in Canada. NEER also provides full energy and capacity requirements services, engages in power and gas marketing and trading activities, owns and operates rate-regulated transmission facilities and transmission lines and invests in natural gas, natural gas liquids and oil production and pipeline infrastructure assets. NEER’s net income less net loss attributable to noncontrolling interests for 2019 and 2018 was $1,807 million and $4,704 million, respectively, resulting in a decrease in 2019 of $2,897 million. The primary drivers, on an after-tax basis, of the change are in the following table.

Increase (Decrease) From Prior Period
Year Ended December 31, 2019
(millions)
New investments(a)	$260
Existing assets(a)	(17)
Gas infrastructure(a)	61
Customer supply and proprietary power and gas trading(b)	24
NEET(b)	20
Asset sales/abandonment	(83)
Interest and other general and administrative expenses(c)	(172)
Other, including other investment income and income taxes	104
Change in non-qualifying hedge activity(d)	(104)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(d)	303
Tax reform-related, including the impact of tax rate change on differential membership interests(d)	(510)
NEP investment gains, net(d)	(2,789)
Operating results of the solar projects in Spain(d)	7
Acquisition-related(d)	(1)
Decrease in net income less net loss attributable to noncontrolling interests	$(2,897)
______________________

(a)
Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with PTCs and ITCs for wind and solar projects, as applicable (see Note 1 - Income Taxes and - Sales of Differential Membership Interests and Note 6), but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects and pipelines are included in new investments during the first twelve months of operation or ownership. Project results are included in existing assets and pipeline results are included in gas infrastructure beginning with the thirteenth month of operation or ownership.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)
Includes differential membership interest costs. Excludes unrealized mark-to-market gains and losses related to interest rate derivative contracts, which are included in change in non-qualifying hedge activity.

(d)	See Overview - Adjusted Earnings for additional information.

New Investments

In 2019, results from new investments increased primarily due to higher earnings, including the net effect of deferred income taxes and other benefits associated with PTCs and ITCs, related to the addition of wind and solar generating projects during or after 2018.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net loss attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for 2019 increased $655 million primarily due to:

•	favorable unrealized mark-to-market activity of $295 million from non-qualifying hedges,

•	revenues from new investments of $232 million,

•	higher revenues of $198 million from the customer supply and proprietary power and gas trading business, and

•	higher revenues of $122 million from the gas infrastructure business,

partly offset by,

•
lower revenues from existing assets of $226 million primarily related to the absence of revenues of certain wind and solar facilities sold to NEP in December 2018 and June 2019 and lower wind resource as compared to 2018.

Operating Expenses - net
Operating expenses - net for 2019 increased $19 million primarily due to:

•	higher fuel and depreciation expense of $150 million primarily related to the customer supply and proprietary power and gas trading and gas infrastructure businesses,

•	higher operating expenses associated with new investments of approximately $137 million, and

•	an impairment charge of approximately $72 million in 2019 related to the decision to no longer move forward with the construction of a wind facility (see Note 1 - Construction Activity), partly offset by,

•
higher net gains on the disposal of businesses/assets of $320 million, primarily related to the gain recognized on the sale of ownership interests in wind and solar projects to NEP (see Note 1 - Disposal of Businesses/Assets).

Interest Expense
NEER's interest expense for 2019 increased $278 million primarily reflecting unfavorable impacts of approximately $251 million related to changes in the fair value of interest rate derivative instruments and higher borrowing costs to support growth in the business.

Equity in Earnings of Equity Method Investees
Lower earnings from equity method investees in 2019 primarily reflects equity in losses of NEP primarily related to unfavorable impacts related to changes in the fair value of interest rate derivative instruments and the absence of approximately $150 million related to a 2018 favorable adjustment at NEP to the differential membership interests due to the decrease in the federal corporate income tax rate. The decrease was partly offset by increased equity in earnings of other equity method investees.

Gain on NEP Deconsolidation
The NEP deconsolidation resulted in a gain of approximately $3.9 billion ($3.0 billion after tax) in NEE's consolidated statements of income during 2018. See Note 1 - NextEra Energy Partners, LP.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds - net
Changes in the fair value of equity securities in NEER's nuclear decommissioning funds, primarily equity securities in NEER's special use funds, relate to favorable market conditions in 2019 compared to 2018.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs from solar and certain wind projects are reflected in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, and were approximately $75 million and $88 million in 2019 and 2018, respectively. ITCs totaled approximately $199 million and $131 million in 2019 and 2018, respectively. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. PTCs and ITCs can significantly affect the effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off. See Note 6.

Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests primarily represents the activity related to the sales of differential membership interests. The decrease for 2019 primarily reflects the absence of a 2018 adjustment of approximately $497 million ($373 million after-tax) related to the decrease in federal corporate income tax rate effective January 1, 2018.

Gulf Power: Results of Operations

Following its acquisition in January 2019, Gulf Power contributed approximately $180 million of net income attributable to NEE for 2019. Gulf Power's operating revenues were approximately $1,487 million and operating expenses totaled $1,216 million for 2019.

Corporate and Other: Results of Operations

Corporate and Other is primarily comprised of the operating results of other business activities, as well as corporate interest income and expenses. Corporate and Other allocates a portion of NEECH's corporate interest expense to NEER. Interest expense is allocated based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries.

Corporate and Other's results decreased $315 million during 2019 primarily reflecting higher interest costs associated with higher debt balances primarily related to the Gulf Power acquisition financing, higher after-tax losses of approximately $114 million related to non-qualifying hedge activity, as well as higher acquisition and integration costs incurred in 2019.

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

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests in NEP. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The purchases may be made in the open market or in privately negotiated transactions. Any purchases will be made in such quantities, at such prices, in such manner and on such terms and conditions as determined by NEE or its subsidiaries in their discretion, based on factors such as market and business conditions, applicable legal requirements and other factors. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the New York Stock Exchange or to cause the common units to be deregistered with the SEC. As of December 31, 2019, NEE had purchased approximately $36 million of NEP common units under this program. At December 31, 2019, NEE owned a noncontrolling general partner interest in NEP and beneficially owned approximately 59.9% of NEP’s voting power.

Cash Flows

NEE's sources and uses of cash for 2019, 2018 and 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
	(millions)
Sources of cash:
Cash flows from operating activities	$8,155	$6,593	$6,458
Issuances of long-term debt	13,919	4,399	8,354
Proceeds from differential membership investors	1,604	1,841	1,414
Proceeds from sale of the fiber-optic telecommunications business	—	—	1,454
Sale of independent power and other investments of NEER	1,163	1,617	178
Issuances of common stock - net	1,494	718	55
Net increase in commercial paper and other short-term debt(a)	—	6,272	1,867
Proceeds from issuance of NEP convertible preferred units - net	—	—	548
Non-operating distributions from equity method investees	—	637	7
Other sources - net	274	123	220
Total sources of cash	26,609	22,200	20,555
Uses of cash:
Capital expenditures, acquisitions, independent power and other investments and nuclear fuel purchases	(17,462)	(13,004)	(10,740)
Retirements of long-term debt	(5,492)	(3,102)	(6,780)
Net decrease in commercial paper and other short-term debt(a)	(4,799)	—	—
Payments to related parties under a cash sweep and credit support agreement – net	(54)	(21)	—
Dividends	(2,408)	(2,101)	(1,845)
Other uses - net	(543)	(695)	(762)
Total uses of cash	(30,758)	(18,923)	(20,127)
Effects of currency translation on cash, cash equivalents and restricted cash	4	(7)	26
Net increase (decrease) in cash, cash equivalents and restricted cash(a)	$(4,145)	$3,270	$454
______________________

(a)	2019 and 2018 amounts relate to the acquisition of Gulf Power. See Note 8 - Gulf Power Company.

NEE's primary capital requirements are for expanding and enhancing FPL's and Gulf Power's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 15 - Commitments for estimated capital expenditures in 2020 through 2024. The following table provides a summary of the major capital investments for 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
	(millions)
FPL:
Generation:
New	$1,242	$976	$1,198
Existing	1,215	1,142	1,285
Transmission and distribution	2,893	2,456	2,151
Nuclear fuel	195	123	117
General and other	550	334	431
Other, primarily change in accrued property additions and exclusion of AFUDC - equity	(340)	104	109
Total	5,755	5,135	5,291
Gulf Power	729	—	—
NEER(a):
Wind	1,974	4,093	2,824
Solar	1,741	698	759
Nuclear, including nuclear fuel	179	233	220
Natural gas pipelines	687	873	785
Other gas infrastructure	969	893	681
Other (2019 primarily related to acquisitions, see Note 8)	955	399	146
Total	6,505	7,189	5,415
Corporate and Other (2019 primarily related to acquisitions, see Note 8)(a)	4,473	680	34
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$17,462	$13,004	$10,740
______________________

(a)	Amounts for 2018 and 2017 were retrospectively adjusted to reflect a segment change. See Note 16.

Liquidity

At December 31, 2019, NEE's total net available liquidity was approximately $8.5 billion. The table below provides the components of FPL's, Gulf Power's and NEECH's net available liquidity at December 31, 2019.

		Gulf			Maturity Date
	FPL	Power	NEECH	Total	FPL	Gulf Power	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$2,943	$900	$5,297	$9,140	2020 - 2024	2024	2021 - 2024
Issued letters of credit	(3)	—	(212)	(215)
	2,940	900	5,085	8,925

Bilateral revolving credit facilities	680	—	1,075	1,755	2020 - 2022		2020 - 2023
Borrowings	—	—	—	—
	680	—	1,075	1,755

Letter of credit facilities(b)	—	—	900	900			2020 - 2021
Issued letters of credit	—	—	(793)	(793)
	—	—	107	107

Subtotal	3,620	900	6,267	10,787

Cash and cash equivalents	77	6	515	598
Commercial paper and other short-term borrowings outstanding	(1,482)	(392)	(1,042)	(2,916)
Net available liquidity	$2,215	$514	$5,740	$8,469	`
______________________

(a)
Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $2,525 million ($575 million for FPL, $75 million for Gulf Power and $1,875 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $948 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as, the repayment of approximately $236 million of floating rate notes in the event an individual noteholder requires repayment prior to maturity. Gulf Power's syndicated revolving credit facilities are also available to support the purchase of approximately $269 million of its tax exempt bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity. Approximately $2,314 million of FPL's and $4,109 million of NEECH's syndicated revolving credit facilities expire in 2024.

(b)	Only available for the issuance of letters of credit.

At December 31, 2019, 73 banks participate in FPL’s, Gulf Power's and NEECH’s revolving credit facilities, with no one bank providing more than 6% of the combined revolving credit facilities. European banks provide approximately 25% of the combined revolving credit facilities. Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under its revolving credit facilities. In order for FPL, Gulf Power or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities and, also for NEECH, its letter of credit facilities, FPL, in the case of FPL, Gulf Power in the case of Gulf Power, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. The FPL, Gulf Power and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL, Gulf Power and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio. At December 31, 2019, each of NEE, Gulf Power and FPL was in compliance with its required ratio.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At December 31, 2019, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at December 31, 2019, NEE subsidiaries had approximately $3.6 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At December 31, 2019, these guarantees totaled approximately $375 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At December 31, 2019, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at December 31, 2019) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $733 million.

At December 31, 2019, subsidiaries of NEE also had approximately $1.5 billion of standby letters of credit and approximately $562 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

Certain guarantee arrangements described above contain requirements for NEECH and FPL to maintain a specified credit rating. For a discussion of credit rating downgrade triggers, see Credit Ratings below. NEE has guaranteed certain payment obligations of NEECH, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications, and NEECH has guaranteed certain debt and other obligations of subsidiaries within the NEER segment.

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

Contractual Obligations and Estimated Capital Expenditures

NEE’s commitments at December 31, 2019 were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	(millions)
Long-term debt, including interest:(a)
FPL(b)	$612	$646	$1,685	$1,082	$1,199	$20,337	$25,561
Gulf Power(b)	226	345	179	68	35	1,741	2,594
NEER	382	423	383	534	454	4,326	6,502
Corporate and Other	2,390	4,305	3,169	1,210	2,816	19,790	33,680
Purchase obligations:
FPL(c)	7,320	7,310	7,105	7,020	7,310	11,625	47,690
Gulf Power(c)	800	770	645	650	680	—	3,545
NEER(d)	3,355	395	255	130	140	1,413	5,688
Elimination of FPL's purchase obligations to NEER(d)	(108)	(105)	(102)	(99)	(97)	(1,314)	(1,825)
Asset retirement activities:(e)
FPL(f)	34	32	39	22	22	10,650	10,799
Gulf Power	5	15	1	1	1	98	121
NEER(g)	24	45	26	18	12	11,332	11,457
Other commitments:(h)
FPL	13	12	12	8	5	42	92
Gulf Power	64	64	64	27	—	—	219
NEER(i)	36	46	41	38	41	704	906
Total	$15,153	$14,303	$13,502	$10,709	$12,618	$80,744	$147,029
_________________________

(a)	Includes principal, interest, interest rate contracts and payments by NEE under stock purchase contracts. Variable rate interest was computed using December 31, 2019 rates. See Note 12.

(b)
Includes tax exempt bonds at FPL of approximately $9 million in 2020, $46 million in 2021, $96 million in 2022, $15 million in 2023, $146 in 2024 and $636 million thereafter and at Gulf Power of approximately $41 million in 2022 and $228 million after 2024 that permit individual bondholders to tender the bonds for purchase at any time prior to maturity. In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL and Gulf Power, as the case may be, would be required to purchase the tax exempt bonds. As of December 31, 2019, all of FPL's and Gulf Power's tax exempt bonds tendered for purchase had been successfully remarketed. Also includes at FPL floating rate notes of approximately $236 million maturing after 2024 that permit individual noteholders to require repayment prior to maturity. FPL’s syndicated revolving credit facilities are available to support the purchase of tax exempt bonds and the repayment of floating rate notes. Gulf Power's syndicated revolving credit facilities are available to support the purchase of Gulf Power's tax exempt bonds.

(c)
Represents projected capital expenditures through 2024, as well as, for FPL, required minimum payments primarily under long-term fuel transportation contracts (see Note 15 - Commitments and - Contracts).

(d)	See Note 15 - Contracts.

(e)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(f)
At December 31, 2019, FPL had approximately $4,697 million in restricted funds (included in NEE’s and FPL’s special use funds) for the payment of its portion of future expenditures to decommission the Turkey Point and St. Lucie nuclear units. See Note 13.

(g)
At December 31, 2019, NEER had approximately $2,183 million in restricted funds (included in NEE’s special use funds) for the payment of its portion of future expenditures to decommission Seabrook, Duane Arnold and Point Beach nuclear units. See Note 13.

(h)	Includes lease payment obligations. See Note 14.

(i)	Includes payments related to the acquisition of certain development rights.

Credit Ratings

NEE’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements is dependent on its and its subsidiaries credit ratings. At February 14, 2020, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

	Moody's(a)	S&P(a)	Fitch(a)
NEE:(b)
Corporate credit rating	Baa1	A-	A-

FPL:(b)
Corporate credit rating	A1	A	A
First mortgage bonds	Aa2	A+	AA-
Senior unsecured notes	A1	A	A+
Pollution control, solid waste disposal and industrial development revenue bonds(c)	VMIG-1/P-1	A-1	F1
Commercial paper	P-1	A-1	F1

NEECH:(b)
Corporate credit rating	Baa1	A-	A-
Debentures	Baa1	BBB+	A-
Junior subordinated debentures	Baa2	BBB	BBB
Commercial paper	P-2	A-2	F2
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

Commitment fees and interest rates on loans under these credit facilities’ agreements are tied to credit ratings. A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper and other short-term debt issuances and borrowings and additional or replacement credit facilities. In addition, a ratings downgrade could result in, among other things, the requirement that NEE subsidiaries post collateral under certain agreements and guarantee arrangements, including, but not limited to, those related to fuel procurement, power sales and purchases, nuclear decommissioning funding, debt-related reserves and trading activities. FPL’s, Gulf Power's and NEECH’s credit facilities are available to support these potential requirements.

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure. However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds. Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock. The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings. At December 31, 2019, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and any other non-junior FPL indebtedness. At December 31, 2019, coverage for the 12 months ended December 31, 2019 would have been approximately 8.2 times the annual interest requirements and approximately 3.7 times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee. At December 31, 2019, FPL could have issued in excess of $22 billion of additional first mortgage bonds based on the unfunded property additions and retired first mortgage bonds. At December 31, 2019, no cash was deposited with the mortgage trustee for these purposes.

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

Nature of Accounting Estimates

Accounting pronouncements require the use of fair value accounting if certain conditions are met, which may require significant judgment to measure the fair value of assets and liabilities. This applies not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative. As a result, significant judgment must be used in applying derivatives accounting guidance to contracts. In the event changes in interpretation occur, it is possible that contracts that currently are excluded from derivatives accounting rules would have to be recorded on the balance sheet at fair value, with changes in the fair value recorded in the statement of income.

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

In NEE’s non-rate regulated operations, predominantly NextEra Energy Resources, essentially all changes in the derivatives’ fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues; fuel purchases used in the production of electricity are recognized in fuel, purchased power and interchange expense; and the equity method investees’ related activity is recognized in equity in earnings of equity method investees in NEE’s consolidated statements of income.

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

Net periodic pension income is calculated using a number of actuarial assumptions. Those assumptions for the years ended December 31, 2019, 2018 and 2017 include:

	2019	2018	2017
Discount rate	4.26%	3.59%	4.09%
Salary increase	4.40%	4.10%	4.10%
Expected long-term rate of return, net of investment management fees	7.35%	7.35%	7.35%

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

The following table illustrates the effect on net periodic pension income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Decrease in 2019 Net Periodic Pension Income
	Change in Assumption	NEE	FPL
		(millions)
Expected long-term rate of return	(0.5)%	$(22)	$(14)
Discount rate	0.5%	$(2)	$(1)
Salary increase	0.5%	$(2)	$(1)
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

Decommissioning and Dismantlement

NEE accounts for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. NEE's AROs relate primarily to decommissioning obligations of FPL's and NEER's nuclear units and to obligations for the dismantlement of certain of NEER's wind and solar facilities.

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation. In addition, NEE also makes interest rate and rate of return projections on its investments in determining recommended funding requirements for nuclear decommissioning costs. Periodically, NEE is required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs. For example, an increase of 0.25% in the assumed escalation rates for nuclear decommissioning costs would increase NEE’s AROs at December 31, 2019 by approximately $254 million.

Assumptions and Accounting Approach

FPL - For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are approved by the FPSC. The most recent studies, filed in 2015, reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units at the time of the studies. After giving effect to the recent license extensions for Turkey Point Units Nos. 3 and 4, FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.7 billion, or $3.3 billion expressed in 2019 dollars. FPL intends to reflect the operating license extensions for Turkey Point Units Nos. 3 and 4 in its next nuclear decommissioning studies.

FPL accrues the cost of dismantling its fossil and solar plants over the expected service life of each unit based on studies filed with the FPSC. Unlike nuclear decommissioning, dismantlement costs are not funded. The most recent studies became effective January 1, 2017. At December 31, 2019, FPL’s portion of the ultimate cost to dismantle its fossil and solar units is approximately $1.2 billion, or $510 million expressed in 2019 dollars. The majority of the dismantlement costs are not reported as AROs. FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. Any differences between the amount of the ARO and the amount recorded for ratemaking purposes are reported as a regulatory liability in accordance with regulatory accounting.

The components of FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	Nuclear Decommissioning		Fossil/Solar Dismantlement		Interim Removal Costs and Other		Total
	December 31,		December 31,		December 31,		December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
	(millions)
AROs	$2,076	$2,045	$186	$97	$6	$6	$2,268	$2,148
Less capitalized ARO asset net of accumulated depreciation	225	316	48	33	1	1	274	350
Accrued asset removal costs(a)	368	319	144	164	645	489	1,157	972
Asset retirement obligation regulatory expense difference(a)	2,904	2,358	(72)	(3)	(4)	(3)	2,828	2,352
Accrued decommissioning, dismantlement and other accrued asset removal costs(b)	$5,123	$4,406	$210	$225	$646	$491	$5,979	$5,122
______________________

(a)	Included in noncurrent regulatory liabilities on NEE’s and FPL’s consolidated balance sheets. See Note 1 - Rate Regulation.

(b)	Represents total amount accrued for ratemaking purposes.

NEER - NEER records liabilities for the present value of its expected nuclear plant decommissioning costs which are determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning. The liabilities are being accreted using the interest method through the date decommissioning activities are expected to be complete. At December 31, 2019 and 2018, the AROs for decommissioning of NEER’s nuclear plants approximated $623 million and $588 million, respectively. NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.5 billion, or $2.0 billion expressed in 2019 dollars.

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

During 2018 and 2019, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2017	$442	$728	$—	$—	$1,170
Reclassification to realized at settlement of contracts	(159)	(28)	(6)	—	(193)
Value of contracts acquired	(3)	(2)	(15)	—	(20)
Net option premium purchases (issuances)	47	9	—	—	56
Impact of adoption of new revenue standard	3	(27)	—	—	(24)
Changes in fair value excluding reclassification to realized	263	114	(20)	—	357
Fair value of contracts outstanding at December 31, 2018	593	794	(41)	—	1,346
Reclassification to realized at settlement of contracts	(215)	(154)	30	7	(332)
Value of contracts acquired	28	9	—	(6)	31
Net option premium purchases (issuances)	43	5	—	—	48
Changes in fair value excluding reclassification to realized	202	555	1	(2)	756
Fair value of contracts outstanding at December 31, 2019	651	1,209	(10)	(1)	1,849
Net margin cash collateral paid (received)					(75)
Total mark-to-market energy contract net assets (liabilities) at December 31, 2019	$651	$1,209	$(10)	$(1)	$1,774

NEE’s total mark-to-market energy contract net assets (liabilities) at December 31, 2019 shown above are included on the consolidated balance sheets as follows:

December 31, 2019
(millions)
Current derivative assets	$742
Noncurrent derivative assets	1,608
Current derivative liabilities	(314)
Noncurrent derivative liabilities	(262)
NEE's total mark-to-market energy contract net assets	$1,774

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2019 were as follows:

	Maturity
	2020	2021	2022	2023	2024	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(191)	$1	$29	$(2)	$4	$—	$(159)
Significant other observable inputs	17	8	(32)	1	4	(65)	(67)
Significant unobservable inputs	298	61	54	78	51	335	877
Total	124	70	51	77	59	270	651
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	9	8	6	—	—	—	23
Significant other observable inputs	185	113	97	72	39	200	706
Significant unobservable inputs	39	40	34	36	36	295	480
Total	233	161	137	108	75	495	1,209
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(2)	—	—	—	—	—	(2)
Significant unobservable inputs	(7)	(1)	—	—	—	—	(8)
Total	(9)	(1)	—	—	—	—	(10)
Owned Assets - Gulf Power Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(1)	—	—	—	—	—	(1)
Significant unobservable inputs	—	—	—	—	—	—	—
Total	(1)	—	—	—	—	—	(1)
Total sources of fair value	$347	$230	$188	$185	$134	$765	$1,849

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2018	$—	$5	$5	$—	$45	$46	$—	$46	$46
December 31, 2019	$—	$2	$2	$—	$25	$25	$—	$26	$26
Average for the year ended December 31, 2019	$—	$3	$3	$—	$34	$34	$—	$34	$34
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,099	$2,099	$1,956	$1,956
Other investments, primarily debt securities	$181	$181	$180	$180
Long-term debt, including current portion	$39,667	$42,928	$29,498	$30,043
Interest rate contracts - net unrealized losses	$(716)	$(716)	$(416)	$(416)
FPL:
Fixed income securities - special use funds	$1,574	$1,574	$1,513	$1,513
Long-term debt, including current portion	$14,161	$16,448	$11,783	$12,613
______________________

(a)	See Note 5.

The special use funds of NEE and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NEE's and FPL's nuclear power plants. See Note 1 - Storm Fund, Storm Reserve and Storm Cost Recovery. A portion of these funds is invested in fixed income debt securities primarily carried at estimated fair value. At FPL, changes in fair value, including any OTTI losses, result in a corresponding adjustment to the related regulatory asset or liability accounts based on current regulatory treatment. The changes in fair value of NEE's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary, including any credit losses, which are reported in current period earnings. Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities.

At December 31, 2019, NEE had interest rate contracts with a net notional amount of approximately $8.9 billion related to expected future and outstanding debt issuances and borrowings, of which $9.6 billion manages exposure to the variability of cash flows associated with expected future and outstanding debt issuances at NEECH and NEER. The offsetting $700 million of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 4.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE’s net liabilities would increase by approximately $1,797 million ($611 million for FPL) at December 31, 2019.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $3,963 million and $3,046 million ($2,491 million and $1,850 million for FPL) at December 31, 2019 and 2018, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At December 31, 2019, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $370 million ($236 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's consolidated statements of income.

Credit Risk

NEE and its subsidiaries, including FPL, are also exposed to credit risk through their energy marketing and trading operations. Credit risk is the risk that a financial loss will be incurred if a counterparty to a transaction does not fulfill its financial obligation. NEE manages counterparty credit risk for its subsidiaries with energy marketing and trading operations through established policies, including counterparty credit limits, and in some cases credit enhancements, such as cash prepayments, letters of credit, cash and other collateral and guarantees.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2019, approximately 87% of NEE’s and 99% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

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

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013). Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2019.

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

JAMES L. ROBO	REBECCA J. KUJAWA
James L. Robo Chairman, President and Chief Executive Officer of NEE and Chairman of FPL	Rebecca J. Kujawa Executive Vice President, Finance and Chief Financial Officer of NEE and FPL

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer of NEE

ERIC E. SILAGY	KEITH FERGUSON
Eric E. Silagy President and Chief Executive Officer of FPL	Keith Ferguson Controller of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
NextEra Energy, Inc. and Florida Power & Light Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NEE) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEE and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of NEE and FPL and our report dated February 14, 2020, expressed unqualified opinions on those financial statements.

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
February 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
    NextEra Energy, Inc. and Florida Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NEE) and the related separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2019 and 2018, and NEE's and FPL's related consolidated statements of income and of cash flows, NEE's consolidated statements of comprehensive income and of equity, and FPL’s consolidated statements of common shareholder’s equity, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEE and the consolidated financial position of FPL as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEE’s and FPL’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2020, expressed unqualified opinions on NEE’s and FPL’s internal control over financial reporting.

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

Critical Audit Matter - NEE

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements of NEE that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
NEE - Operating Revenue - Unrealized Gains - Refer to Note 5 to the financial statements
Critical Audit Matter Description
NEE enters into complex energy derivatives and transacts in certain markets that are thinly traded, which may result in subjective estimates of fair value that include unobservable inputs. Changes in the derivatives’ fair value for power purchases and sales, fuel sales and trading activities are primarily recognized on a net basis in operating revenues. For the year ended December 31, 2019, unrealized gains associated with Level 3 transactions of $638 million are included in operating revenues in the consolidated statement of income of NEE.
Given management uses complex proprietary models and unobservable inputs to estimate the fair value of Level 3 derivative assets and liabilities, performing audit procedures to evaluate the appropriateness of these models and inputs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our firm specialists who possess significant quantitative and modeling expertise.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to operating revenue - unrealized gains included the following, among others:

•	We tested the effectiveness of controls, including those relating to commodity valuation models, and market data validation.

•	We selected a sample of transactions, obtained an understanding of the business rationale of transactions and read the underlying contractual agreements.

•	We used personnel in our firm who specialize in energy transacting to assist in auditing NEE’s energy transactions, including testing certain inputs in managements fair value models.

•	We used personnel in our firm who specialize in the valuation of energy products to independently value Level 3 transactions to provide us with a benchmark for comparison to NEE valuations.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 14, 2020

We have served as NEE’s and FPL’s auditor since 1950.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
OPERATING REVENUES	$19,204	$16,727	$17,173
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	4,363	3,732	4,071
Other operations and maintenance	3,640	3,330	3,458
Storm restoration costs	234	3	1,255
Impairment charges	72	11	446
Acquisition-related	35	32	69
Depreciation and amortization	4,216	3,911	2,357
Gains on disposal of businesses/assets - net	(406)	(80)	(1,111)
Taxes other than income taxes and other - net	1,697	1,508	1,455
Total operating expenses - net	13,851	12,447	12,000
OPERATING INCOME	5,353	4,280	5,173
OTHER INCOME (DEDUCTIONS)
Interest expense	(2,249)	(1,498)	(1,558)
Benefits associated with differential membership interests - net	—	—	460
Equity in earnings of equity method investees	66	358	141
Allowance for equity funds used during construction	67	96	92
Interest income	54	51	81
Gain on NEP deconsolidation	—	3,927	—
Gains on disposal of investments and other property - net	55	111	112
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net	238	(189)	—
Other net periodic benefit income	185	168	151
Other - net	67	48	11
Total other income (deductions) - net	(1,517)	3,072	(510)
INCOME BEFORE INCOME TAXES	3,836	7,352	4,663
INCOME TAX EXPENSE (BENEFIT)	448	1,576	(660)
NET INCOME	3,388	5,776	5,323
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	381	862	57
NET INCOME ATTRIBUTABLE TO NEE	$3,769	$6,638	$5,380
Earnings per share attributable to NEE:
Basic	$7.82	$14.03	$11.48
Assuming dilution	$7.76	$13.88	$11.39

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2019	2018	2017
NET INCOME	$3,388	$5,776	$5,323
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $8, $8 and $13 tax expense, respectively)	29	26	32
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $8 tax expense, $5 tax benefit and $94 tax expense, respectively)	20	(12)	127
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1, less than $1 and $25 tax benefit, respectively)	(2)	1	(36)
Defined benefit pension and other benefits plans:
Net unrealized gain (loss) and unrecognized prior service benefit (cost) (net of $14 and $5 tax benefit and $29 tax expense, respectively)	(46)	(14)	46
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1, $1 and $1 tax benefit, respectively)	(3)	(3)	(2)
Net unrealized gains (losses) on foreign currency translation (net of $0, $0 and $1 tax expense, respectively)	22	(31)	23
Other comprehensive income related to equity method investees (net of $0, $1 and $1 tax expense, respectively)	1	4	2
Total other comprehensive income (loss), net of tax	21	(29)	192
IMPACT OF NEP DECONSOLIDATION (NET OF $15 TAX EXPENSE)	—	58	—
COMPREHENSIVE INCOME	3,409	5,805	5,515
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	380	862	46
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$3,789	$6,667	$5,561

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2019	2018
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$96,093	$81,986
Nuclear fuel	1,755	1,740
Construction work in progress	9,330	8,357
Accumulated depreciation and amortization	(25,168)	(21,749)
Total property, plant and equipment - net ($11,893 and $10,553 related to VIEs, respectively)	82,010	70,334
CURRENT ASSETS
Cash and cash equivalents	600	638
Customer receivables, net of allowances of $19 and $10, respectively	2,282	2,302
Other receivables	525	667
Materials, supplies and fossil fuel inventory	1,328	1,223
Regulatory assets ($41 related to a VIE at December 31, 2018)	335	448
Derivatives	762	564
Other	1,576	551
Total current assets	7,408	6,393
OTHER ASSETS
Special use funds	6,954	5,886
Investment in equity method investees	7,453	6,748
Prepaid benefit costs	1,437	1,284
Regulatory assets	3,287	3,290
Derivatives	1,624	1,355
Goodwill	4,204	891
Other	3,314	7,521
Total other assets	28,273	26,975
TOTAL ASSETS	$117,691	$103,702
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 489 and 478, respectively)	$5	$5
Additional paid-in capital	11,970	10,490
Retained earnings	25,199	23,837
Accumulated other comprehensive loss	(169)	(188)
Total common shareholders' equity	37,005	34,144
Noncontrolling interests ($4,350 and $3,265 related to VIEs, respectively)	4,355	3,269
Total equity	41,360	37,413
Redeemable noncontrolling interests	487	468
Long-term debt ($498 and $1,020 related to VIEs, respectively)	37,543	26,782
Total capitalization	79,390	64,663
CURRENT LIABILITIES
Commercial paper	2,516	2,749
Other short-term debt	400	5,465
Current portion of long-term debt ($27 and $74 related to VIEs, respectively)	2,124	2,716
Accounts payable	3,631	2,386
Customer deposits	499	445
Accrued interest and taxes	558	477
Derivatives	344	675
Accrued construction-related expenditures	1,152	1,195
Regulatory liabilities	320	325
Other	2,309	1,130
Total current liabilities	13,853	17,563
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	3,457	3,135
Deferred income taxes	8,361	7,367
Regulatory liabilities	9,936	9,009
Derivatives	863	516
Other	1,831	1,449
Total other liabilities and deferred credits	24,448	21,476
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$117,691	$103,702

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,388	$5,776	$5,323
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,216	3,911	2,357
Nuclear fuel and other amortization	262	236	281
Impairment charges	72	11	446
Unrealized losses (gains) on marked to market derivative contracts – net	(108)	54	436
Foreign currency transaction losses (gains)	17	16	(25)
Deferred income taxes	258	1,463	(882)
Cost recovery clauses and franchise fees	155	(225)	82
Acquisition of purchased power agreement	—	(52)	(243)
Benefits associated with differential membership interests - net	—	—	(460)
Equity in earnings of equity method investees	(66)	(358)	(141)
Distributions of earnings from equity method investees	438	328	160
Gains on disposal of businesses, assets and investments – net	(461)	(191)	(1,223)
Gain on NEP deconsolidation	—	(3,927)	—
Recoverable storm-related costs	(180)	—	(108)
Other - net	(213)	156	109
Changes in operating assets and liabilities:
Current assets	123	(631)	(333)
Noncurrent assets	(93)	(220)	(60)
Current liabilities	116	163	758
Noncurrent liabilities	231	83	(19)
Net cash provided by operating activities	8,155	6,593	6,458
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(5,560)	(5,012)	(5,174)
Acquisition and capital expenditures of Gulf Power	(5,165)	—	—
Independent power and other investments of NEER	(6,385)	(7,045)	(5,335)
Nuclear fuel purchases	(315)	(267)	(197)
Other capital expenditures, acquisitions and other investments	(37)	(680)	(34)
Proceeds from sale of the fiber-optic telecommunications business	—	—	1,454
Sale of independent power and other investments of NEER	1,163	1,617	178
Proceeds from sale or maturity of securities in special use funds and other investments	4,008	3,410	3,207
Purchases of securities in special use funds and other investments	(4,160)	(3,733)	(3,244)
Distributions from equity method investees	—	637	7
Other - net	274	123	220
Net cash used in investing activities	(16,177)	(10,950)	(8,918)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	13,919	4,399	8,354
Retirements of long-term debt	(5,492)	(3,102)	(6,780)
Proceeds from differential membership investors	1,604	1,841	1,414
Net change in commercial paper	(234)	1,062	1,419
Proceeds from other short-term debt	200	5,665	450
Repayments of other short-term debt	(4,765)	(455)	(2)
Payments to related parties under a cash sweep and credit support agreement – net	(54)	(21)	—
Issuances of common stock - net	1,494	718	55
Proceeds from issuance of NEP convertible preferred units - net	—	—	548
Dividends on common stock	(2,408)	(2,101)	(1,845)
Other - net	(391)	(372)	(725)
Net cash provided by financing activities	3,873	7,634	2,888
Effects of currency translation on cash, cash equivalents and restricted cash	4	(7)	26
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,145)	3,270	454
Cash, cash equivalents and restricted cash at beginning of year	5,253	1,983	1,529
Cash, cash equivalents and restricted cash at end of year	$1,108	$5,253	$1,983
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,799	$1,209	$1,186
Cash paid for income taxes - net	$184	$200	$142
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$3,573	$2,138	$3,029
Increase in property, plant and equipment - net as a result of cash grants primarily under the American Recovery and Reinvestment Act of 2009	$—	$—	$(154)
Increase in property, plant and equipment - net as a result of a settlement/noncash exchange	$(7)	$(5)	$(108)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2016	468	$5	$8,948	$(70)	$15,484	$24,367	$991	$25,358
Net income (loss)	—	—	—	—	5,380	5,380	(57)
Issuances of common stock - net	2	—	33	—	—	33	—
Share-based payment activity	1	—	122	—	—	122	—
Dividends on common stock(a)	—	—	—	—	(1,845)	(1,845)	—
Other comprehensive income	—	—	—	181	—	181	11
Sale of NEER assets to NEP	—	—	—	—	—	—	460
Other	—	—	(3)	—	1	(2)	(110)
Balances, December 31, 2017	471	5	9,100	111	19,020	28,236	1,295	$29,531
Net income (loss)	—	—	—	—	6,638	6,638	(862)
Issuances of common stock - net	6	—	700	—	—	700	—
Share-based payment activity	1	—	121	—	—	121	—
Dividends on common stock(a)	—	—	—	—	(2,101)	(2,101)	—
Other comprehensive loss	—	—	—	(29)	—	(29)	—
Impact of NEP deconsolidation(b)	—	—	—	58	—	58	(2,700)
Sales of differential membership interests to NEP	—	—	—	—	—	—	(941)
Adoption of accounting standards updates	—	—	590	(328)	280	542	5,303
Other differential membership interests activity	—	—	(21)	—	—	(21)	1,243
Other	—	—	—	—	—	—	(69)
Balances, December 31, 2018	478	5	10,490	(188)	23,837	34,144	3,269	$37,413
Net income (loss)	—	—	—	—	3,769	3,769	(371)
Issuances of common stock - net	10	—	1,470	—	—	1,470	—
Share-based payment activity	1	—	164	—	—	164	—
Dividends on common stock(a)	—	—	—	—	(2,408)	(2,408)	—
Other comprehensive income	—	—	—	20	—	20	1
Premium on equity units	—	—	(120)	—	—	(120)
Other differential membership interests activity	—	—	(20)	—	—	(20)	1,270
Other	—	—	(14)	(1)	1	(14)	186
Balances, December 31, 2019	489	$5	$11,970	$(169)	$25,199	$37,005	$4,355	$41,360
___________________________

(a)	Dividends per share were $5.00, $4.44 and $3.93 for the years ended December 31, 2019, 2018 and 2017, respectively.

(b)	See Note 1 - NextEra Energy Partners, LP.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2019	2018	2017
OPERATING REVENUES	$12,192	$11,862	$11,972
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	3,256	3,250	3,541
Other operations and maintenance	1,519	1,514	1,554
Storm restoration costs	234	3	1,255
Depreciation and amortization	2,524	2,633	940
Taxes other than income taxes and other - net	1,357	1,308	1,292
Total operating expenses - net	8,890	8,708	8,582
OPERATING INCOME	3,302	3,154	3,390
OTHER INCOME (DEDUCTIONS)
Interest expense	(594)	(541)	(481)
Allowance for equity funds used during construction	62	90	79
Other - net	5	7	(2)
Total other deductions - net	(527)	(444)	(404)
INCOME BEFORE INCOME TAXES	2,775	2,710	2,986
INCOME TAXES	441	539	1,106
NET INCOME(a)	$2,334	$2,171	$1,880
______________________

(a)	FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2019	2018
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$54,523	$49,640
Nuclear fuel	1,153	1,189
Construction work in progress	3,351	3,888
Accumulated depreciation and amortization	(13,953)	(13,218)
Total electric utility plant and other property - net	45,074	41,499
CURRENT ASSETS
Cash and cash equivalents	77	112
Customer receivables, net of allowances of $3 and $3, respectively	1,024	1,026
Other receivables	333	284
Materials, supplies and fossil fuel inventory	722	670
Regulatory assets ($41 related to a VIE at December 31, 2018)	227	447
Other	136	239
Total current assets	2,519	2,778
OTHER ASSETS
Special use funds	4,771	4,056
Prepaid benefit costs	1,477	1,407
Regulatory assets	2,549	2,843
Goodwill	300	302
Other	498	599
Total other assets	9,595	9,207
TOTAL ASSETS	$57,188	$53,484
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	10,851	10,601
Retained earnings	9,174	9,040
Total common shareholder's equity	21,398	21,014
Long-term debt	14,131	11,688
Total capitalization	35,529	32,702
CURRENT LIABILITIES
Commercial paper	1,482	1,256
Current portion of long-term debt ($74 related to a VIE at December 31, 2018)	30	95
Accounts payable	768	731
Customer deposits	459	442
Accrued interest and taxes	266	376
Accrued construction-related expenditures	426	323
Regulatory liabilities	284	310
Other	510	543
Total current liabilities	4,225	4,076
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,268	2,147
Deferred income taxes	5,415	5,165
Regulatory liabilities	9,296	8,886
Other	455	508
Total other liabilities and deferred credits	17,434	16,706
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$57,188	$53,484

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,334	$2,171	$1,880
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,524	2,633	940
Nuclear fuel and other amortization	175	144	159
Deferred income taxes	44	180	905
Cost recovery clauses and franchise fees	177	(225)	82
Acquisition of purchased power agreement	—	(52)	(243)
Recoverable storm-related costs	—	—	(108)
Other - net	6	7	(139)
Changes in operating assets and liabilities:
Current assets	(48)	97	(190)
Noncurrent assets	(67)	(64)	(37)
Current liabilities	32	(509)	699
Noncurrent liabilities	4	40	(32)
Net cash provided by operating activities	5,181	4,422	3,916
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,560)	(5,012)	(5,174)
Nuclear fuel purchases	(195)	(123)	(117)
Proceeds from sale or maturity of securities in special use funds	2,729	2,232	1,986
Purchases of securities in special use funds	(2,854)	(2,402)	(2,082)
Other - net	10	239	18
Net cash used in investing activities	(5,870)	(5,066)	(5,369)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,498	1,748	1,961
Retirements of long-term debt	(95)	(1,591)	(882)
Net change in commercial paper	226	(431)	1,419
Proceeds from other short-term debt	—	—	450
Repayments of other short-term debt	—	(250)	(2)
Capital contributions from NEE	250	1,785	—
Dividends to NEE	(2,200)	(500)	(1,450)
Other - net	(49)	(37)	(22)
Net cash provided by financing activities	630	724	1,474
Net increase (decrease) in cash, cash equivalents and restricted cash	(59)	80	21
Cash, cash equivalents and restricted cash at beginning of year	254	174	153
Cash, cash equivalents and restricted cash at end of year	$195	$254	$174
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$561	$520	$473
Cash paid for income taxes - net	$544	$415	$2
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$680	$549	$668
Increase in electric utility plant and other property - net as a result of a noncash exchange	$(7)	$(5)	$(112)
NEE's noncash contribution of a consolidated subsidiary - net	$—	$526	$—
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2016	$1,373	$8,332	$6,875	$16,580
Net income	—	—	1,880
Dividends to NEE	—	—	(1,450)
Other	—	(41)	71
Balances, December 31, 2017	1,373	8,291	7,376	$17,040
Net income	—	—	2,171
Capital contributions from NEE	—	1,785	—
Dividends to NEE	—	—	(500)
NEE's contribution of a consolidated subsidiary	—	526	—
Other	—	(1)	(7)
Balances, December 31, 2018	1,373	10,601	9,040	$21,014
Net income	—	—	2,334
Capital contributions from NEE	—	250	—
Dividends to NEE	—	—	(2,200)
Balances, December 31, 2019	$1,373	$10,851	$9,174	$21,398

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The operations of NextEra Energy, Inc. (NEE) are conducted primarily through Florida Power & Light Company (FPL), a wholly owned subsidiary, and NextEra Energy Resources, LLC (NextEra Energy Resources) and NextEra Energy Transmission, LLC (NEET) (collectively, NEER), wholly owned indirect subsidiaries that are combined for segment reporting purposes. FPL's principal business is a rate-regulated electric utility which supplies electric service to more than five million customer accounts throughout most of the east and lower west coasts of Florida. NEER invests in independent power projects through both controlled and consolidated entities and noncontrolling ownership interests in joint ventures. NEER participates in natural gas, natural gas liquids and oil production primarily through operating and non-operating ownership interests and in pipeline infrastructure through either wholly owned subsidiaries or noncontrolling or joint venture interests. NEER also invests in rate-regulated transmission facilities and transmission lines that connect its electric generation facilities to the electric grid through controlled and consolidated entities. See Note 16 for a discussion of the movement of NEET to the NEER segment from Corporate and Other.

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

NextEra Energy Partners, LP - NEP was formed in 2014 to acquire, manage and own contracted clean energy projects with stable long-term cash flows through a limited partner interest in NextEra Energy Operating Partners, LP (NEP OpCo). NEP owns or has an interest in a portfolio of wind and solar projects and long-term contracted natural gas pipelines. NEP was deconsolidated from NEE for financial reporting purposes in January 2018 as a result of changes made to NEP's governance structure during 2017 that, among other things, enhanced NEP common unitholder governance rights. The new governance structure established a NEP board of directors whereby NEP unitholders have the ability to nominate and elect board members, subject to certain limitations and requirements, which elected board members commenced service in January 2018. Subsequent to deconsolidation, NEE owns a noncontrolling interest in NEP and began reflecting its ownership interest in NEP as an equity method investment with its earnings/losses from NEP as equity in earnings (losses) of equity method investees and accounting for NextEra Energy Resources' asset sales to NEP as third-party sales in its consolidated financial statements. NEER continues to operate the projects owned by NEP and provide services to NEP under various related party operations and maintenance, administrative and management services agreements.

In connection with the deconsolidation, NEE recorded an initial investment in NEP of approximately $4.4 billion based on the fair value of NEP OpCo and NEP common units that were held by subsidiaries of NEE on the deconsolidation date, which investment is included in the investment in equity method investees on NEE's consolidated balance sheets. See Note 10. The fair value was based on the market price of NEP common units as of January 1, 2018, which resulted in NEE recording a gain of approximately $3.9 billion ($3.0 billion after tax) for the year ended December 31, 2018.

Prior to the deconsolidation, NEE owned a controlling general partner interest in NEP and consolidated NEP for financial reporting purposes. NEE presented its limited partner interests in NEP as a noncontrolling interest in NEE's consolidated financial statements. NEE’s partnership interest in NEP OpCo's operating projects based on the number of outstanding NEP OpCo common units was approximately 65.1% at December 31, 2017. Certain equity and asset transactions between NEP, NEER and NEP OpCo involve the exchange of cash, energy projects and ownership interests in NEP OpCo.

Operating Revenues - FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers as further discussed in Note 2, as well as, at NEER, derivative and lease transactions. FPL's operating revenues include amounts resulting from base rates, cost recovery clauses (see Rate Regulation below), franchise fees, gross receipts taxes and surcharges related to storms (see Storm Fund, Storm Reserve and Storm Cost Recovery below). Franchise fees and gross receipts taxes are imposed on FPL; however, the Florida Public Service Commission (FPSC) allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise fee for those customers located in the jurisdiction that imposes the amount. Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $763 million, $738 million and $767 million in 2019, 2018 and 2017, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets. Certain NEER commodity contracts for the purchase and sale of power that meet the definition of a derivative are recorded at fair value with subsequent changes in fair value recognized as revenue. See Energy Trading below and Note 4.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rate Regulation - FPL, the most significant of NEE's rate-regulated subsidiaries, is subject to rate regulation by the FPSC and the Federal Energy Regulatory Commission (FERC). Its rates are designed to recover the cost of providing service to its customers including a reasonable rate of return on invested capital. As a result of this cost-based regulation, FPL follows the accounting guidance that allows regulators to create assets and impose liabilities that would not be recorded by non-rate regulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.

NEE's and FPL's regulatory assets and liabilities are as follows:

	NEE		FPL
	December 31,		December 31,
	2019	2018	2019	2018
	(millions)
Regulatory assets:
Current:
Acquisition of purchased power agreements	$165	$165	$165	$165
Deferred clause and franchise expenses	5	146	5	146
Other	165	137	57	136
Total	$335	$448	$227	$447
Noncurrent:
Acquisition of purchased power agreements	$634	$798	$634	$798
Other	2,653	2,492	1,915	2,045
Total	$3,287	$3,290	$2,549	$2,843
Regulatory liabilities:
Current:
Deferred clause revenues	$309	$265	$284	$265
Other	11	60	—	45
Total	$320	$325	$284	$310
Noncurrent:
Asset retirement obligation regulatory expense difference	$2,826	$2,352	$2,828	$2,352
Accrued asset removal costs	1,346	991	1,157	972
Deferred taxes	4,862	4,815	4,397	4,736
Other	902	851	914	826
Total	$9,936	$9,009	$9,296	$8,886

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

At December 31, 2019 and 2018, FPL had regulatory assets, net of amortization, of approximately $799 million and $963 million, respectively, (included in current and noncurrent regulatory assets on NEE's and FPL’s consolidated balance sheets) related to acquisitions during 2015, 2017 and 2018 associated with three coal-fired electric generation facilities located in Florida with which FPL had long-term purchased power agreements. The majority of these regulatory assets are being amortized over approximately nine years. Two of the three facilities have been retired and FPL has reduced the third facility’s operations with the intention of phasing the facility out of service.

In 2018, FPL early retired three of its generation facilities. As a result of the retirements, FPL reclassified the net book value of these units (approximately $875 million) from plant in service and other property to current and noncurrent regulatory assets.  Recovery of $729 million of these regulatory assets has been deferred until FPL’s base rates are next reset in a general base rate proceeding. The remainder of these regulatory assets are being amortized over 15 years. At December 31, 2019 and 2018, the regulatory assets, net of amortization, totaled approximately $851 million and $870 million, respectively, and are included in current and noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets. Additionally, other regulatory assets and liabilities are discussed within various subsections in Note 1 below.

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

FPL Base Rates Effective January 2017 through at least December 2020 - In December 2016, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). Key elements of the 2016 rate agreement, which is effective from January 2017 through at least December 2020, include, among other things, the following:

•	New retail base rates and charges were established resulting in the following increases in annualized retail base revenues:

◦	$400 million beginning January 1, 2017;

◦	$211 million beginning January 1, 2018; and

◦
$200 million beginning April 1, 2019 for a new approximately 1,720 megawatts (MW) natural gas-fired combined-cycle unit in Okeechobee County, Florida that achieved commercial operation on March 31, 2019.

•
In addition, FPL is eligible to receive base rate increases associated with the addition of up to 300 MW annually of new solar generation in each of 2017 through 2020 with an installed cost cap of $1,750 per kilowatt (kW). Approximately 900 MW of new solar generating capacity has become operational, 600 MW in the first quarter of 2018 and 300 MW in the first quarter of 2019. An additional 300 MW is expected to be operational in the second quarter of 2020.

•
FPL's allowed regulatory return on common equity (ROE) is 10.55%, with a range of 9.60% to 11.60%. If FPL's earned regulatory ROE falls below 9.60%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.60%, any party other than FPL may seek a review of FPL's retail base rates.

•
Subject to certain conditions, FPL may amortize, over the term of the 2016 rate agreement, up to $1.0 billion of depreciation reserve surplus plus the reserve amount that remained under FPL's previous rate agreement (approximately $250 million), provided that in any year of the 2016 rate agreement FPL must amortize at least enough reserve to maintain a 9.60% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.60%.

•
Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kilowatt-hour (kWh) of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover amounts above $400 million. See Storm Fund, Storm Reserve and Storm Cost Recovery below.

Electric Plant, Depreciation and Amortization - The cost of additions to units of property of FPL and NEER is added to electric plant in service and other property. In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. At December 31, 2019, the electric generation, transmission, distribution and general facilities of FPL represented approximately 46%, 12%, 35% and 7%, respectively, of FPL's gross investment in electric utility plant in service and other property. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. A number of NEER's generation, regulated transmission and pipeline facilities are encumbered by liens securing various financings. The net book value of NEER's assets serving as collateral was approximately $10.0 billion at December 31, 2019. The American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property). Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. At December 31, 2019 and 2018, convertible ITCs, net of amortization, were approximately $824 million ($128 million at FPL) and $1.2 billion ($134 million at FPL). At December 31, 2019 and 2018, approximately $10 million and $138 million, respectively, of such convertible ITCs are included primarily in other receivables on NEE's consolidated balance sheets.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis. FPL includes in depreciation expense a provision for fossil and solar plant dismantlement, interim asset removal costs, accretion related to asset retirement obligations (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below), storm recovery amortization and amortization of pre-construction costs associated with planned nuclear units recovered through a cost recovery clause. For substantially all of FPL's property, depreciation studies are typically performed and filed with the FPSC every four years. As part of the 2016 rate agreement, the FPSC approved new depreciation rates which became effective January 1, 2017. In accordance with the 2016 rate agreement discussed in Rate Regulation above, FPL recorded reserve amortization (reversal) of approximately $(357) million, $(541) million and $1,250 million in 2019, 2018 and 2017, respectively. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) accrued asset removal costs which is reflected in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. In 2017, FPL used available reserve amortization to offset nearly all of the Hurricane Irma storm restoration costs that were expensed, and FPL is partially restoring the reserve amortization through tax savings generated during the term of the 2016 rate agreement. See Note 6. In 2019, FPL used available reserve amortization resulting from operational efficiencies generated at the business to offset all of the Hurricane Dorian storm restoration costs that were expensed. See Storm Fund, Storm Reserve and Storm Restoration Costs below. The weighted annual composite depreciation and amortization rate for FPL's electric utility plant in service, including capitalized software, but excluding

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the effects of decommissioning, dismantlement and the depreciation adjustments discussed above, was approximately 3.9%, 3.8% and 3.7% for 2019, 2018 and 2017, respectively. FPL files a twelve-month forecast with the FPSC each year which contains a regulatory ROE intended to be earned based on the best information FPL has at that time assuming normal weather. This forecast establishes a fixed targeted regulatory ROE. In order to earn the targeted regulatory ROE in each reporting period under the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization or its reversal to earn the targeted regulatory ROE.

NEER's electric plant in service less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives. At December 31, 2019, wind, solar and nuclear plants represented approximately 54%, 12% and 10%, respectively, of NEER's depreciable electric plant in service and other property; the respective amounts at December 31, 2018 were 53%, 14% and 10%. The estimated useful lives of NEER's plants range primarily from 25 to 35 years for wind plants, 25 to 30 years for solar plants and 23 to 47 years for nuclear plants (see Note 5 - Nonrecurring Fair Value Measurements). NEER reviews the estimated useful lives of its fixed assets on an ongoing basis. NEER's oil and gas production assets, representing approximately 15% and 13%, respectively, of NEER's depreciable electric plant in service and other property at December 31, 2019 and 2018, are accounted for under the successful efforts method. Depletion expenses for the acquisition of reserve rights and development costs are recognized using the unit of production method.

Nuclear Fuel - FPL and NEER have several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel. See Note 15 - Contracts. FPL's and NEER's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a noncash item which represents the allowed cost of capital, including an ROE, used to finance construction projects. FPL records the portion of AFUDC attributable to borrowed funds as a reduction of interest expense and the remainder as other income. FPSC rules limit the recording of AFUDC to projects that have an estimated cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete. FPSC rules allow construction projects below the 0.5% threshold as a component of rate base. During 2019, 2018 and 2017, FPL capitalized AFUDC at a rate of 6.22%, 5.97% and 6.16%, respectively, which amounted to approximately $80 million, $114 million and $101 million, respectively. See Note 15 - Commitments.

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

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant or sale of development rights. At December 31, 2019 and 2018, NEER's capitalized development costs totaled approximately $651 million and $630 million, respectively, which are included in noncurrent other assets on NEE's consolidated balance sheets. These costs include land rights and other third-party costs directly associated with the development of a new project. Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost. Capitalized development costs are charged to O&M expenses when it is no longer probable that these costs will be realized.

NEER's construction work in progress includes construction materials, progress payments on major equipment contracts, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of various projects. Interest capitalized on construction projects amounted to approximately $135 million, $94 million and $89 million during 2019, 2018 and 2017, respectively. Interest expense allocated from NextEra Energy Capital Holdings, Inc. (NEECH) to NEER is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Upon commencement of project operation, costs associated with construction work in progress are transferred to electric plant in service and other property. In September 2019, NEER determined it was no longer moving forward with the construction of a 220 MW wind facility due to unresolved permitting issues. NEE recorded charges of approximately $72 million ($54 million after tax), which are included in impairment charges in NEE’s consolidated statements of income for the year ended December 31, 2019, primarily related to the write-off of capitalized construction costs.

Asset Retirement Obligations - NEE and FPL each account for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. NEE's AROs relate primarily to decommissioning obligations of FPL's and NEER's nuclear units and to obligations for the dismantlement of certain of NEER's wind and solar facilities. See Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below and Note 13.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For NEE's rate-regulated operations, including FPL, the asset retirement cost is subsequently allocated to a regulatory liability using a systematic and rational method over the asset's estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the ARO and a decrease in the regulatory liability. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the ARO and asset retirement cost.

For NEE's non-rate regulated operations, the asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset's estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in NEE's consolidated statements of income. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when asset retirement cost is depleted.

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear, fossil and solar plants over the expected service life of each unit based on nuclear decommissioning and fossil and solar dismantlement studies periodically filed with the FPSC. In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. As approved by the FPSC, FPL previously suspended its annual decommissioning accrual. Any differences between expense recognized for financial reporting purposes and the amount recovered through rates are reported as a regulatory liability in accordance with regulatory accounting. See Rate Regulation, Electric Plant, Depreciation and Amortization, and Asset Retirement Obligations above and Note 13.

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval. FPL filed updated nuclear decommissioning studies with the FPSC in December 2015. These studies reflect, among other things, the expiration dates of the operating licenses for FPL's nuclear units at the time of the studies. The 2015 studies provide for the dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the dismantlement of St. Lucie Unit No. 2 in 2043. These studies also assume that FPL will be storing spent fuel on site pending removal to a United States (U.S.) government facility. After giving effect to the license extensions for Turkey Point Units Nos. 3 and 4, FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, is estimated to be approximately $9.7 billion, or $3.3 billion expressed in 2019 dollars. FPL intends to reflect the operating license extensions for Turkey Point Units Nos. 3 and 4 in its next nuclear decommissioning studies.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily carried at fair value. See Note 5. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses, are not recognized in income and are reflected as a corresponding offset in the related regulatory asset or liability accounts. FPL does not currently make contributions to the decommissioning funds, other than the reinvestment of fund earnings. During 2019, 2018 and 2017 fund earnings on decommissioning funds were approximately $125 million, $94 million and $114 million, respectively. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

Fossil and solar plant dismantlement studies are typically performed at least every four years and are submitted to the FPSC for approval. As part of the 2016 rate agreement, the FPSC approved an annual expense of $26 million based on FPL's 2016 fossil and solar dismantlement studies, which became effective January 1, 2017, and is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income. At December 31, 2019, FPL's portion of the ultimate cost to dismantle its fossil and solar units is approximately $1.2 billion, or $510 million expressed in 2019 dollars.

NEER's AROs include nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) and dismantlement liabilities for its wind and solar facilities. The liabilities are being accreted using the interest method through the date decommissioning or dismantlement activities are expected to be complete. See Note 13. At December 31, 2019 and 2018, NEER's ARO was approximately $1,097 million and $988 million, respectively, and was primarily determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning or dismantlement. NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.5 billion, or $2.0 billion expressed in 2019 dollars. The ultimate cost to dismantle NEER's wind and solar facilities is estimated to be approximately $1.8 billion.

Seabrook files a comprehensive nuclear decommissioning study with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) every four years; the most recent study was filed in 2019. Seabrook's decommissioning funding plan is also subject to annual review by the NDFC. Currently, there are no ongoing decommissioning funding requirements for Seabrook, Duane Arnold and Point Beach, however, the U.S. Nuclear Regulatory Commission (NRC), and in the case of Seabrook, the NDFC, has

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the authority to require additional funding in the future. NEER's portion of Seabrook's, Duane Arnold's and Point Beach's restricted funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily carried at fair value. See Note 5. Market adjustments for debt securities result in a corresponding adjustment to other comprehensive income (OCI), except for unrealized losses associated with marketable debt securities considered to be other than temporary, including any credit losses, which are recognized in other - net in NEE's consolidated statements of income. Market adjustments for equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's consolidated statements of income. Fund earnings, consisting of dividends, interest and realized gains and losses are recognized in income and are reinvested in the funds. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

Major Maintenance Costs - FPL expenses costs associated with planned fossil maintenance as incurred. FPL recognizes costs associated with planned major nuclear maintenance in accordance with regulatory treatment. FPL defers nuclear maintenance costs for each nuclear unit’s planned outage to a regulatory asset as the costs are incurred and amortizes the costs to O&M expense over the period from the end of the current outage to the end of the next planned outage.

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

Restricted Cash - At December 31, 2019 and 2018, NEE had approximately $508 million ($118 million for FPL) and $4,615 million ($142 million for FPL), respectively, of restricted cash, of which approximately $411 million ($54 million for FPL) and $89 million ($81 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and margin cash collateral requirements, and, at December 31, 2018, also related to cash restricted for the acquisition of Gulf Power Company (Gulf Power) (see Note 8 - Gulf Power Company). In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $139 million is netted against derivative assets and $66 million is netted against derivative liabilities at December 31, 2019 and $184 million is netted against derivative assets at December 31, 2018. See Note 4.

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

Inventory - FPL values materials, supplies and fossil fuel inventory using a weighted-average cost method. NEER's materials, supplies and fossil fuel inventories are carried at the lower of weighted-average cost and net realizable value, unless evidence indicates that the weighted-average cost will be recovered with a normal profit upon sale in the ordinary course of business.

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

Storm Fund, Storm Reserve and Storm Cost Recovery - The storm and property insurance reserve fund (storm fund) provides coverage toward FPL's storm damage costs. Marketable securities held in the storm fund are carried at fair value. See Note 5. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the fund. Fund earnings, as well as any changes in unrealized gains and losses, are not recognized in income and are reflected as a corresponding adjustment to the storm and property insurance reserve (storm reserve). The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes. The storm fund and storm reserve are included in special use funds and noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets.

In March 2017, FPL began recovering from its retail customers, through an interim storm surcharge over a 12-month period, eligible storm restoration costs associated with Hurricane Matthew, a 2016 hurricane, of approximately $201 million ($294 million of recoverable costs less $93 million available in FPL's storm reserve prior to the storm), plus approximately $117 million to replenish the storm reserve to the level authorized in FPL's previous rate agreement. As the portion of the Hurricane Matthew surcharge

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

applicable to the replenishment of the storm reserve was billed to customers (which was recorded as operating revenues), the storm reserve was recognized as a regulatory liability and charged to depreciation and amortization expense in NEE's and FPL's consolidated statements of income. As part of a settlement agreement between FPL and the OPC regarding the recovery of storm costs related to Hurricane Matthew, FPL issued a one-time refund to customers in August 2018 totaling approximately $28 million, of which $20 million was for storm costs that were reclassified to property, plant and equipment.

In September 2017, FPL was impacted by Hurricane Irma, which resulted in damage throughout much of FPL's service territory. Damage to FPL property from the hurricane was primarily limited to the transmission and distribution systems. In December 2017, following the enactment of the Tax Cuts and Jobs Act (tax reform) as further discussed in Note 6, FPL determined that it would not seek recovery of Hurricane Irma storm restoration costs of approximately $1.3 billion through a storm surcharge from customers and instead recorded such costs as storm restoration costs in NEE's and FPL's consolidated statements of income. As allowed under the 2016 rate agreement, FPL used available reserve amortization to offset nearly all of the Hurricane Irma storm restoration costs that were expensed, and FPL is partially restoring the reserve amortization through tax savings generated during the term of the 2016 rate agreement.

In September 2019, FPL’s service territory was impacted by Hurricane Dorian. FPL incurred approximately $260 million of incremental storm restoration costs, which primarily included costs for pre-staging resources in advance of the storm to repair damage to FPL’s distribution system. In December 2019, FPL determined that it would not seek recovery of the Hurricane Dorian storm restoration costs through a storm surcharge from customers and instead recorded such costs as storm restoration costs in NEE’s and FPL’s consolidated statements of income. FPL used available reserve amortization resulting from operational efficiencies generated at the business to offset all of the Hurricane Dorian storm restoration costs that were expensed.

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

Goodwill and Other Intangible Assets - NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2019	2018
	(years)	(millions)
Goodwill (by reporting unit):
FPL segment:
Florida City Gas		$291	$293
Other		9	11
NEER segment:
Rate-regulated transmission (see Note 8 - Trans Bay Cable, LLC)		610	—
Gas infrastructure		487	487
Customer supply		93	72
Generation assets		28	28
Corporate and Other - Gulf Power (see Note 8 - Gulf Power Company)		2,686	—
Total goodwill		$4,204	$891
Other intangible assets not subject to amortization, primarily land easements		$135	$135
Other intangible assets subject to amortization:
Purchased power agreements	17	$401	$625
Other, primarily transmission and development rights and customer lists	22	72	34
Total		473	659
Accumulated amortization		(56)	(86)
Total other intangible assets subject to amortization - net		$417	$573

NEE's, including FPL's, goodwill relates to various acquisitions which were accounted for using the purchase method of accounting. Other intangible assets are primarily included in noncurrent other assets on NEE's consolidated balance sheets. NEE's other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives. Amortization expense was approximately $18 million, $19 million and $35 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is expected to be approximately $18 million, $14 million, $8 million, $7 million and $4 million for 2020, 2021, 2022, 2023 and 2024, respectively.

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

Retirement of Long-Term Debt - For NEE's rate-regulated subsidiaries, including FPL, gains and losses that result from differences in reacquisition cost and the net book value of long-term debt which is retired are deferred as a regulatory asset or liability and amortized to interest expense ratably over the remaining life of the original issue, which is consistent with their treatment in the ratemaking process. NEE's non-rate regulated subsidiaries recognize such differences in interest expense at the time of retirement.

Income Taxes - Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities, and are presented as noncurrent on NEE's and FPL's consolidated balance sheets. In connection with the tax sharing agreement between NEE and certain of its subsidiaries, the income tax provision at each applicable subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the applicable subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at the corporate level. Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in deferred income taxes computed under accounting rules, as compared to regulatory accounting rules. The net regulatory liability totaled $4,141 million ($3,745 million for FPL) and $4,074 million ($4,042 million for FPL) at December 31, 2019 and 2018, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets. NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service. FPL recognizes ITCs as a reduction to income tax expense over the depreciable life of the related energy property. At December 31, 2019 and 2018, FPL’s accumulated deferred ITCs were approximately $412 million and $326 million, respectively, and are included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. NEE and FPL record a deferred income tax benefit created by the convertible ITCs on the difference between the financial statement and tax bases of renewable property. For NEER, this deferred income tax benefit is recorded in income tax expense in the year that the renewable property is placed in service. For FPL, this deferred income tax benefit is offset by a regulatory liability, which is amortized as a reduction of depreciation expense over the approximate lives of the related renewable property in accordance with the regulatory treatment. At December 31, 2019 and 2018, the net deferred income tax benefits associated with FPL's convertible ITCs were approximately $40 million and $42 million, respectively, and are included in noncurrent regulatory assets and noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets.

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that such assets will not be realized. NEE recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL. At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment. All tax positions taken by NEE in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold. NEE and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida, and certain foreign jurisdictions. Federal tax liabilities, with the exception of certain refund claims, are effectively settled for all years prior to 2016. State and foreign tax liabilities, which have varied statutes of limitations regarding additional assessments, are generally effectively settled for years prior to 2015. At December 31, 2019, NEE had unrecognized tax benefits of approximately $79 million that, if recognized, could impact the annual effective income tax rate. The amounts of unrecognized tax benefits and related interest accruals may change

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

within the next 12 months; however, NEE and FPL do not expect these changes to have a significant impact on NEE’s or FPL’s financial statements. See Note 6.

Sales of Differential Membership Interests - Certain subsidiaries of NextEra Energy Resources sold Class B membership interests in entities that have ownership interests in wind and solar facilities, with generating capacity totaling approximately 7,081 MW and 473 MW, respectively, at December 31, 2019, to third-party investors. NEE retains a controlling interest in the entities and therefore presents the Class B member interests as noncontrolling interests. Noncontrolling interests represents the portion of net assets in consolidated entities that are not owned by NEE and are reported as a component of equity in NEE’s consolidated balance sheet. The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to NEE. NEE has the right to call the third-party interests at specified amounts if and when the flip date occurs. NEE has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each wind and solar project but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interest reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the third-party investor, in hypothetical liquidation, would achieve its targeted return, NEE attributes the additional hypothetical proceeds to the Class B membership interests based on the call price. A loss attributable to noncontrolling interest on NEE’s consolidated statements of income represents earnings attributable to NEE. Additionally, net (income) loss attributable to noncontrolling interests in NEE's consolidated statement of income for the year ended December 31, 2018 includes a benefit to NEE of approximately $497 million ($373 million after tax) related to a reduction of differential membership interests as a result of a change in the federal corporate income tax rate effective January 1, 2018. Pursuant to previous accounting guidance, prior to 2018, the proceeds received on the sale of Class B membership interest in entities were deferred and recorded as a liability recognized in benefits associated with differential membership interests - net in NEE's consolidated statements of income as the Class B members received their portion of the economic attributes.

Redeemable Noncontrolling Interests - Certain subsidiaries of NextEra Energy Resources sold Class B membership interests in entities that have ownership interests in wind facilities to third-party investors. As specified in the respective limited liability company agreements, if, subject to certain contingencies, certain events occur, including, among others, those that would delay construction or cancel any of the underlying projects, an investor has the option to require NEER to return all or part of its investment. As these potential redemptions are outside of NEER’s control, these balances were classified as redeemable noncontrolling interests on NEE's consolidated balance sheet as of December 31, 2019 and 2018. During 2019, certain contingencies were resolved resulting in $395 million of the December 31, 2018 balance being reclassified to noncontrolling interests. The contingencies associated with the December 31, 2019 balance are expected to be resolved in 2020.

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

Leases - NEE and FPL determine if an arrangement is a lease at inception. NEE and FPL recognize a right-of-use (ROU) asset and a lease liability for operating and finance leases by recognizing and measuring leases at the commencement date based on the present value of lease payments over the lease term. For sales type leases, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on fixed payments under the contract and the residual value of the asset being leased. NEE and FPL have elected not to apply the recognition requirements to short-term leases and not to separate nonlease components from associated lease components for all classes of underlying assets except for purchased power agreements. ROU assets are included primarily in noncurrent other assets, lease liabilities are included in current and noncurrent other liabilities and net investments in sales-type leases are included in current and noncurrent other assets on NEE’s and FPL's consolidated balance sheets. Operating lease expense is included in O&M expenses, amortization expense is included in depreciation and amortization expense and interest income associated with sales-type leases is included in operating revenues in NEE’s and FPL’s consolidated statements of income. See Note 14.

Acquisition-Related - During 2019, 2018 and 2017, NEE and certain of its affiliates incurred costs related to several proposed or completed acquisitions, including transaction costs, integration costs and the payment of certain termination fees, which are included in acquisition-related expenses in NEE's consolidated statements of income. See Note 8.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disposal of Businesses/Assets - On February 11, 2020, a subsidiary of NextEra Energy Resources completed the sale of its ownership interest in two solar generation facilities located in Spain with a total generating capacity of 99.8 MW for net cash proceeds of approximately €117 million (approximately $128 million), subject to working capital and other adjustments. In connection with the sale, NEE anticipates recording a gain of approximately $260 million (pretax and after tax) in its consolidated statements of income during the three-months ended March 31, 2020. The carrying amounts of the major classes of assets related to the facilities that were classified as held for sale, which are included in current other assets on NEE's consolidated balance sheets, were approximately $440 million at December 31, 2019 and primarily represent property, plant and equipment. Liabilities associated with assets held for sale, which are included in current other liabilities on NEE's consolidated balance sheets, were approximately $647 million at December 31, 2019 and primarily represent long-term debt and interest rate derivatives.

In June 2019, subsidiaries of NextEra Energy Resources completed the sale of ownership interests in three wind generation facilities and three solar generation facilities, including noncontrolling interests in two of the solar facilities, located in the Midwest and West regions of the U.S. with a total net ownership interest in plant capacity (net generating capacity) of 611 MW to a NEP subsidiary for cash proceeds of approximately $1.0 billion, plus working capital of $12 million. A NEER affiliate will continue to operate the facilities included in the sale. In connection with the sale, a gain of approximately $341 million ($259 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2019, which is included in gains on disposal of businesses/assets - net, and noncontrolling interests of approximately $118 million were recorded on NEE's consolidated balance sheet.

In 2018, subsidiaries of NextEra Energy Resources completed the sale of its ownership interests in ten wind generation facilities and one solar generation facility located in the Midwest, South and West regions of the U.S. with a total net generating capacity of 1,388 MW to a subsidiary of NEP for net cash proceeds of approximately $1.3 billion, after transaction costs and working capital adjustments and NEP's assumption of approximately $941 million in existing noncontrolling interests related to differential membership investors. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $36 million ($32 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2018 and is included in gains on disposal of businesses/assets - net.

In 2017, an indirect wholly owned subsidiary of NEE completed the sale of its membership interests in its fiber-optic telecommunications business for net cash proceeds of approximately $1.1 billion, after repayment of $370 million of related long-term debt. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $1.1 billion ($685 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2017 and is included in gains on disposal of businesses/assets - net.

2. Revenue from Contracts with Customers

Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The promised goods or services in the majority of NEE’s contracts with customers is, at FPL, for the delivery of electricity based on tariff rates approved by the FPSC and, at NEER, for the delivery of energy commodities and the availability of electric capacity and electric transmission.

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. In 2019 and 2018, NEE’s revenue from contracts with customers was approximately $17.5 billion ($12.1 billion at FPL) and approximately $15.4 billion ($11.8 billion at FPL), respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL - FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At December 31, 2019 and 2018, FPL's unbilled revenues amounted to approximately $389 million and $432 million, respectively, and are included in customer receivables on NEE’s and FPL’s consolidated balance sheets.

NEER - NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2020 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales associated with independent system operator annual auctions through 2023 and certain power purchase agreements with maturity dates through 2034. At December 31, 2019, NEER expects to record approximately $945 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

3. Employee Retirement Benefits

Employee Pension Plan and Other Benefits Plans - NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. NEE also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees, and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements. The total accrued benefit cost of the SERP and postretirement plans is approximately $313 million ($167 million for FPL) and $226 million ($187 million for FPL) at December 31, 2019 and 2018, respectively.

Pension Plan Assets, Benefit Obligations and Funded Status - The changes in assets, benefit obligations and the funded status of the pension plan are as follows:

	2019	2018
	(millions)
Change in pension plan assets:
Fair value of plan assets at January 1	$3,806	$4,020
Actual return on plan assets	736	(69)
Benefit payments	(235)	(160)
Acquisitions(a)	493	15
Fair value of plan assets at December 31	$4,800	$3,806
Change in pension benefit obligation:
Obligation at January 1	$2,522	$2,593
Service cost	80	70
Interest cost	114	82
Acquisitions(a)	503	15
Special termination benefits(b)	19	35
Plan amendments	3	—
Actuarial losses (gains) - net	357	(113)
Benefit payments	(235)	(160)
Obligation at December 31(c)	$3,363	$2,522
Funded status:
Prepaid pension benefit costs at NEE at December 31	$1,437	$1,284
Prepaid pension benefit costs at FPL at December 31(d)	$1,477	$1,407
_________________________

(a)	Relates to substantially funded pension obligations in connection with the acquisitions of Gulf Power and Florida City Gas, see Note 8.

(b)	Reflects enhanced early retirement programs.

(c)	NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, at December 31, 2019 and 2018 was approximately $3,281 million and $2,479 million, respectively.

(d)	Reflects FPL's allocated benefits under NEE's pension plan.

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid pension benefit costs are as follows:

	2019	2018
	(millions)
Unrecognized prior service benefit (net of $2 and $2 tax expense, respectively)	$2	$2
Unrecognized losses (net of $37 and $27 tax benefit, respectively)	(108)	(71)
Total	$(106)	$(69)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's unrecognized amounts included in regulatory assets yet to be recognized as components of net prepaid pension benefit costs are as follows:

	2019	2018
	(millions)
Unrecognized prior service benefit	$(2)	$(3)
Unrecognized losses	263	376
Total	$261	$373

The following table provides the assumptions used to determine the benefit obligation for the pension plan. These rates are used in determining net periodic pension income in the following year.

	2019	2018
Discount rate(a)	3.22%	4.26%
Salary increase	4.40%	4.40%

_________________________

(a)	The method of estimating the interest cost component of net periodic benefit costs uses a full yield curve approach by applying a specific spot rate along the yield curve.

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

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2019(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$1,593	$9	$3	$1,605
Equity commingled vehicles(c)	—	706	—	706
U.S. Government and municipal bonds	95	7	—	102
Corporate debt securities(d)	—	247	—	247
Asset-backed securities	—	416	—	416
Debt security commingled vehicles(e)	47	143	—	190
Convertible securities(f)	32	372	—	404
Total investments in the fair value hierarchy	$1,767	$1,900	$3	3,670
Total investments measured at net asset value(g)				1,130
Total fair value of plan assets				$4,800
_____________________

(a)	See Note 5 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $741 million.

(c)	Includes foreign investments of $141 million.

(d)	Includes foreign investments of $76 million.

(e)	Includes foreign investments of $5 million.

(f)	Includes foreign investments of $20 million.

(g)	Includes foreign investments of $190 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$1,030	$11	$2	$1,043
Equity commingled vehicles(c)	—	638	—	638
U.S. Government and municipal bonds	84	11	—	95
Corporate debt securities(d)	—	252	—	252
Asset-backed securities	—	253	—	253
Debt security commingled vehicles	—	133	—	133
Convertible securities(e)	17	303	—	320
Total investments in the fair value hierarchy	$1,131	$1,601	$2	2,734
Total investments measured at net asset value(f)				1,072
Total fair value of plan assets				$3,806

______________________

(a)	See Note 5 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $459 million.

(c)	Includes foreign investments of $193 million.

(d)	Includes foreign investments of $77 million.

(e)	Includes foreign investments of $30 million.

(f)	Includes foreign investments of $214 million.

Expected Cash Flows - The following table provides information about benefit payments expected to be paid by the pension plan for each of the following calendar years (in millions):

2020	$211
2021	$203
2022	$203
2023	$206
2024	$207
2025 - 2029	$1,044

Net Periodic Income - The components of net periodic income for the plans are as follows:

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
		(millions)
Service cost	$80	$70	$66	$1	$1	$1
Interest cost	114	82	83	9	7	8
Expected return on plan assets	(312)	(276)	(270)	—	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(15)	(15)	(10)
Special termination benefits	19	35	38	—	—	—
Postretirement benefits settlement	—	—	—	—	—	1
Net periodic income at NEE	$(100)	$(90)	$(84)	$(5)	$(7)	$—
Net periodic income allocated to FPL	$(71)	$(57)	$(51)	$(4)	$(6)	$—

Other Comprehensive Income - The components of net periodic income recognized in OCI for the pension plan are as follows:

	2019	2018	2017
	(millions)
Net gains (losses) (net of $10 tax benefit, $4 tax benefit and $23 tax expense, respectively)	$(36)	$(13)	$37

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory Assets (Liabilities) - The components of net periodic income recognized during the year in regulatory assets (liabilities) for the pension plan are as follows:

	2019	2018
	(millions)
Unrecognized losses (gains)	$(113)	$216
Amortization of prior service cost	1	1
Total	$(112)	$217

The assumptions used to determine net periodic pension income for the pension plan are as follows:

	2019	2018	2017
Discount rate	4.26%	3.59%	4.09%
Salary increase	4.40%	4.10%	4.10%
Expected long-term rate of return, net of investment management fees(a)	7.35%	7.35%	7.35%
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

Employee Contribution Plan - NEE offers an employee retirement savings plan which allows eligible participants to contribute a percentage of qualified compensation through payroll deductions. NEE makes matching contributions to participants' accounts. Defined contribution expense pursuant to this plan was approximately $58 million, $54 million and $53 million for NEE ($36 million, $34 million and $33 million for FPL) for the years ended December 31, 2019, 2018 and 2017, respectively.

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

For interest rate and foreign currency derivative instruments, essentially all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's consolidated statements of income. At December 31, 2019, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $14 million of net losses included in AOCI at December 31, 2019 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at December 31, 2019 and December 31, 2018, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 5 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the consolidated balance sheets.

	December 31, 2019
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$5,050	$3,201	$2,350	$576
Interest rate contracts	26	742	9	725
Foreign currency contracts	26	38	27	39
Total fair values	$5,102	$3,981	$2,386	$1,340

FPL:
Commodity contracts	$4	$14	$3	$13

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$762
Noncurrent derivative assets(b)			1,624
Current derivative liabilities(c)				$344
Current other liabilities(d)				133
Noncurrent derivative liabilities				863
Total derivatives			$2,386	$1,340

Net fair value by FPL balance sheet line item:
Current other assets			$3
Current other liabilities				$12
Noncurrent other liabilities				1
Total derivatives			$3	$13
______________________

(a)	Reflects the netting of approximately $2 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $139 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $66 million in margin cash collateral paid to counterparties.

(d)	See Note 1 - Disposal of Businesses/Assets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$4,651	$3,305	$1,840	$683
Interest rate contracts	56	472	49	465
Foreign currency contracts	17	30	30	43
Total fair values	$4,724	$3,807	$1,919	$1,191

FPL:
Commodity contracts	$2	$43	$—	$41

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$564
Noncurrent derivative assets(b)			1,355
Current derivative liabilities				$675
Noncurrent derivative liabilities				516
Total derivatives			$1,919	$1,191

Net fair value by FPL balance sheet line item:
Current other liabilities				$32
Noncurrent other liabilities				9
Total derivatives			$—	$41
______________________

(a)	Reflects the netting of approximately $124 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $65 million in margin cash collateral received from counterparties.

At December 31, 2019 and 2018, NEE had approximately $10 million and $16 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's consolidated balance sheets. Additionally, at December 31, 2019 and 2018, NEE had approximately $360 million and $157 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's consolidated statements of income as follows:

	Years Ended December 31,
	2019	2018	2017
	(millions)
Commodity contracts:(a)
Operating revenues	$762	$377	$454
Fuel, purchased power and interchange	—	(2)	—
Foreign currency contracts - interest expense	(7)	19	55
Foreign currency contracts - other - net	—	—	(4)
Interest rate contracts - interest expense	(699)	(280)	(223)
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(32)	(30)	(48)
Foreign currency contracts	(4)	(4)	(81)
Total	$20	$80	$153
______________________

(a)
For the years ended December 31, 2019, 2018 and 2017, FPL recorded gains (losses) of approximately $9 million, $(31) million and $(169) million, respectively, related to commodity contracts as regulatory liabilities (assets) on its consolidated balance sheets.

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

	December 31, 2019				December 31, 2018
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(81)	MWh(a)	1	MWh(a)	(100)	MWh(a)	1	MWh(a)
Natural gas	(1,723)	MMBtu(b)	161	MMBtu(b)	(491)	MMBtu(b)	231	MMBtu(b)
Oil	(13)	barrels	—		(30)	barrels	—
______________________

(a)	Megawatt-hours

(b)	One million British thermal units

At December 31, 2019 and 2018, NEE had interest rate contracts with a net notional amount of approximately $8.9 billion and $13.4 billion, respectively, and foreign currency contracts with a net notional amount of approximately $1.0 billion and $656 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At December 31, 2019 and 2018, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.7 billion ($12 million for FPL) and $1.8 billion ($34 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $215 million (none at FPL) and $270 million (none at FPL) at December 31, 2019 and 2018, respectively. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.2 billion ($35 million at FPL) and $1.5 billion ($45 million at FPL) at December 31, 2019 and 2018, respectively. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $590 million ($75 million at FPL) and $610 million ($145 million at FPL) at December 31, 2019 and 2018, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At December 31, 2019 and 2018, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $2 million (none at FPL), respectively, in cash and $88 million (none at FPL) and $88 million (none at FPL), respectively, in the form of letters of credit each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2019
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(b)
NEE - equity securities	$363	$—		$—		$363
FPL - equity securities	$156	$—		$—		$156
Special use funds:(c)
NEE:
Equity securities	$1,875	$2,088	(d)	$—		$3,963
U.S. Government and municipal bonds	$567	$150		$—		$717
Corporate debt securities	$—	$748		$—		$748
Mortgage-backed securities	$—	$517		$—		$517
Other debt securities	$—	$117		$—		$117
FPL:
Equity securities	$596	$1,895	(d)	$—		$2,491
U.S. Government and municipal bonds	$429	$106		$—		$535
Corporate debt securities	$—	$533		$—		$533
Mortgage-backed securities	$—	$395		$—		$395
Other debt securities	$—	$111		$—		$111
Other investments:(e)
NEE:
Equity securities	$34	$12		$—		$46
Debt securities	$82	$69		$—		$151
Derivatives:
NEE:
Commodity contracts	$1,229	$2,082		$1,739	$(2,700)	$2,350	(f)
Interest rate contracts	$—	$24		$2	$(17)	$9	(f)
Foreign currency contracts	$—	$26		$—	$1	$27	(f)
FPL - commodity contracts	$—	$3		$1	$(1)	$3	(f)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,365	$1,446		$390	$(2,625)	$576	(f)
Interest rate contracts	$—	$598		$144	$(17)	$725	(f)
Foreign currency contracts	$—	$38		$—	$1	$39	(f)
FPL - commodity contracts	$—	$5		$9	$(1)	$13	(f)
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

(b)
Includes restricted cash equivalents of approximately $60 million ($54 million for FPL) in current other assets and $64 million ($64 million for FPL) in noncurrent other assets on the consolidated balance sheets.

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

Significant Unobservable Inputs Used in Recurring Fair Value Measurements - The valuation of certain commodity contracts requires the use of significant unobservable inputs. All forward price, implied volatility, implied correlation and interest rate inputs used in the valuation of such contracts are directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available. If third-party market data is not available, then industry standard methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Observable inputs, including some forward prices, implied volatilities and interest rates used for determining fair value are updated daily to reflect the best available market information. Unobservable inputs which are related to observable inputs, such as illiquid portions of forward price or volatility curves, are updated daily as well, using industry standard techniques such as interpolation and extrapolation, combining observable forward inputs supplemented by historical market and other relevant data. Other unobservable inputs, such as implied correlations, block-to-hourly price shaping, customer migration rates from full requirements contracts and some implied volatility curves, are modeled using proprietary models based on historical data and industry standard techniques.

All price (including block-to-hourly price shaping), volatility, correlation and customer migration inputs used in valuation are subject to validation by the Trading Risk Management group. The Trading Risk Management group performs a risk management function responsible for assessing credit, market and operational risk impact, reviewing valuation methodology and modeling, confirming transactions, monitoring approval processes and developing and monitoring trading limits. The Trading Risk Management group is

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

separate from the transacting group. For markets where independent third-party data is readily available, validation is conducted daily by directly reviewing this market data against inputs utilized by the transacting group, and indirectly by reviewing daily risk reports. For markets where independent third-party data is not readily available, additional analytical reviews are performed on at least a quarterly basis. These analytical reviews are designed to ensure that all price and volatility curves used for fair valuing transactions are adequately validated each quarter, and are reviewed and approved by the Trading Risk Management group. In addition, other valuation assumptions such as implied correlations and customer migration rates are reviewed and approved by the Trading Risk Management group on a periodic basis. Newly created models used in the valuation process are also subject to testing and approval by the Trading Risk Management group prior to use and established models are reviewed annually, or more often as needed, by the Trading Risk Management group.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at December 31, 2019 are as follows:

Transaction Type	Fair Value at December 31, 2019		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$858	$52	Discounted cash flow	Forward price (per MWh)	$(14)	—	$258
Forward contracts - gas	195	22	Discounted cash flow	Forward price (per MMBtu)	$2	—	$6
Forward contracts - other commodity related	3	2	Discounted cash flow	Forward price (various)	$—	—	$70
Options - power	42	11	Option models	Implied correlations	1%	—	88%
				Implied volatilities	6%	—	502%
Options - primarily gas	152	148	Option models	Implied correlations	1%	—	88%
				Implied volatilities	1%	—	218%
Full requirements and unit contingent contracts	489	155	Discounted cash flow	Forward price (per MWh)	$(20)	—	$949
				Customer migration rate(a)	—%	—	14%
Total	$1,739	$390
______________________

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————

(a)	Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate contract net liabilities includes a significant credit valuation adjustment and is primarily related to the solar projects in Spain of approximately $133 million at December 31, 2019. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2019		2018		2017
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$647	$(36)	$566	$—	$578	$1
Realized and unrealized gains (losses):
Included in earnings(a)	923	—	35	(1)	376	—
Included in other comprehensive income (loss)(b)	5	—	7	—	(18)	—
Included in regulatory assets and liabilities	1	1	(18)	(18)	—	—
Purchases	141	—	152	(16)	126	—
Settlements	(356)	25	28	(2)	(317)	(1)
Issuances	(87)	—	(115)	—	(197)	—
Impact of adoption of revenue standard	—	—	(30)	—	—	—
Transfers in(c)	(5)	—	—	—	17	—
Transfers out(c)	(62)	2	22	1	1	—
Fair value of net derivatives based on significant unobservable inputs at December 31	$1,207	$(8)	$647	$(36)	$566	$—
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(d)	$611	$—	$100	$(1)	$277	$—
______________________

(a)
For the years ended December 31, 2019, 2018 and 2017, approximately $956 million, $48 million and $379 million of realized and unrealized gains are included in the consolidated statements of income in operating revenues and the balance is included in interest expense.

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

(d)
For the years ended December 31, 2019, 2018 and 2017, approximately $638 million, $112 million and $281 million of unrealized gains are included in the consolidated statements of income in operating revenues and the balance is included in interest expense.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A wholly owned subsidiary of NextEra Energy Resources has a power purchase agreement (PPA) with Duane Arnold's primary customer for the energy and capacity related to its 70% ownership share of Duane Arnold that was set to expire on December 31, 2025. NEER had previously expected Duane Arnold would operate at least until the end of its NRC operating license in February 2034. In early December 2017, NEER concluded that it was unlikely that Duane Arnold's primary customer would extend the current PPA after it was set to expire in 2025. Without the long-term cash flow certainty of a PPA for Duane Arnold's energy and capacity, NEER would likely close Duane Arnold on or about December 31, 2025, the end of the term of the PPA. As a result of the change in Duane Arnold's useful life, NEER updated depreciation and ARO estimates to reflect the December 31, 2025 closure. A recoverability analysis performed by NEER determined that the undiscounted cash flows of Duane Arnold were less than its carrying amount and, accordingly, NEER performed a fair value analysis to determine the amount of the impairment. Based on the fair value analysis, long-lived assets (primarily property, plant and equipment) with a carrying amount of approximately $502 million were written down to their fair value of $82 million, resulting in an impairment of $420 million ($258 million after tax), which is included in impairment charges in NEE's consolidated statements of income for the year ended December 31, 2017. The estimate of fair value was based on a combination of the income and market value approaches. The income approach utilized a discounted cash flow valuation technique considering contracted revenue rates (Level 2), annual generation forecasts, annual projected capital and maintenance expenditures and a discount rate (all of which are Level 3). The market value approach utilized a transaction involving a comparable nuclear power plant sale in March 2017 and adjusted for certain entity specific assumptions (Level 3). In January 2019, an amendment to the PPA with Duane Arnold's primary customer became effective which shortened the term of the PPA by five years and results in the PPA expiring on December 31, 2020. Operations of Duane Arnold are expected to cease in late 2020.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2019			December 31, 2018
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$892	$891		$884	$883
Other investments(b)	$30	$30		$54	$54
Long-term debt, including current portion(c)	$39,667	$42,928	(d)	$29,498	$30,043	(d)
FPL:
Special use funds(a)	$706	$705		$693	$692
Long-term debt, including current portion	$14,161	$16,448	(d)	$11,783	$12,613	(d)
______________________

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).

(b)	Included in noncurrent other assets on NEE's consolidated balance sheets.

(c)
Excludes debt totaling approximately $463 million classified as held for sale, which is included in current other liabilities on NEE's consolidated balance sheets, for which the carrying amount approximates fair value. See Note 1 - Disposal of Businesses/Assets.

(d)	At December 31, 2019 and 2018, substantially all is Level 2 for NEE and all is Level 2 for FPL.

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $6,880 million and $5,818 million at December 31, 2019 and 2018, respectively, ($4,697 million and $3,987 million, respectively, for FPL) and FPL's storm fund assets of $74 million and $68 million at December 31, 2019 and 2018, respectively. The investments held in the special use funds consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $2,030 million and $1,994 million at December 31, 2019 and 2018, respectively ($1,523 million and $1,542 million, respectively, for FPL).

For FPL's special use funds, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory asset or liability accounts, consistent with regulatory treatment. For NEE's non-rate regulated operations, changes in fair value of debt securities result in a corresponding adjustment to OCI, except for unrealized losses considered to be other than temporary, including any credit losses, which are recognized in other - net in NEE's consolidated statements of income. For NEE's non-rate regulated operations, changes in fair value of equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's consolidated statements of income.

The unrealized gains (losses) recognized during the year ended December 31, 2019 and 2018 on equity securities held at December 31, 2019 and 2018 were $780 million ($510 million for FPL) and $(259) million ($(131) million for FPL), respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2019 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at December 31, 2019 of approximately one year. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
	(millions)
Realized gains	$68	$51	$178	$44	$31	$75
Realized losses	$48	$75	$83	$29	$49	$50
Proceeds from sale or maturity of securities	$3,005	$2,551	$2,817	$2,539	$2,100	$1,902

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	December 31,		December 31,
	2019	2018	2019	2018
		(millions)
Unrealized gains	$75	$14	$58	$11
Unrealized losses(a)	$7	$52	$7	$41
Fair value	$314	$1,273	$240	$961
______________________

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at December 31, 2019 and 2018 were not material to NEE or FPL.

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

6. Income Taxes

On December 22, 2017, tax reform legislation was signed into law which, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, NEE, including FPL, revalued its deferred income taxes as of December 31, 2017. At December 31, 2017, the revaluation reduced NEE’s net deferred income tax liabilities by approximately $6.5 billion, of which $4.5 billion related to net deferred income tax liabilities at FPL and the remaining $2 billion related to net deferred income tax liabilities at NEER. The $2 billion reduction in NEER’s deferred income tax liabilities increased NEER’s 2017 net income. The $4.5 billion reduction in FPL’s deferred income tax liabilities was recorded as a regulatory liability. The U.S. Department of Treasury has also released proposed regulations related to the business interest expense limitations and foreign tax credits associated with tax reform. These proposed regulations are not final and are subject to change in the regulatory review process.

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
	(millions)
Federal:
Current	$167	$30	$100	$348	$251	$168
Deferred	115	1,153	(1,047)	(29)	134	776
Total federal	282	1,183	(947)	319	385	944
State:
Current	23	63	88	49	91	29
Deferred	143	330	199	73	63	133
Total state	166	393	287	122	154	162
Total income tax expense (benefit)	$448	$1,576	$(660)	$441	$539	$1,106

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%	21.0%	21.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	3.4	4.2	2.9	3.5	4.5	3.5
Taxes attributable to noncontrolling interests	2.1	2.5	—	—	—	—
Tax reform rate change	—	—	(41.3)	—	—	(0.5)
PTCs and ITCs - NEER	(7.2)	(3.0)	(8.4)	—	—	—
Amortization of deferred regulatory credit(a)	(6.2)	(1.8)	—	(8.1)	(5.0)	(0.1)
Convertible ITCs - NEER	—	—	0.6	—	—	—
Other - net	(1.4)	(1.5)	(3.0)	(0.5)	(0.6)	(0.9)
Effective income tax rate	11.7%	21.4%	(14.2)%	15.9%	19.9%	37.0%

_________________________

(a)
2019 reflects an adjustment of approximately $83 million recorded by FPL to reduce income tax expense for the cumulative amortization of excess deferred income taxes from January 1, 2018 as a result of a FPSC order in connection with its review of impacts associated with tax reform. One of the provisions of the order requires FPL to amortize approximately $870 million of its excess deferred income taxes over a period not to exceed ten years.

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2019	2018	2019	2018
	(millions)
Deferred tax liabilities:
Property-related	$10,133	$9,315	$6,394	$6,113
Pension	417	374	374	357
Investments in partnerships and joint ventures	2,019	1,925	—	—
Other	1,618	1,505	685	791
Total deferred tax liabilities	14,187	13,119	7,453	7,261
Deferred tax assets and valuation allowance:
Decommissioning reserves	317	313	286	278
Net operating loss carryforwards	380	350	2	3
Tax credit carryforwards	3,406	3,259	—	—
ARO and accrued asset removal costs	368	310	273	237
Regulatory liabilities	1,335	1,277	1,219	1,283
Other	515	751	258	295
Valuation allowance(a)	(285)	(273)	—	—
Net deferred tax assets	6,036	5,987	2,038	2,096
Net deferred income taxes	$8,151	$7,132	$5,415	$5,165
______________________

(a)	Reflects a valuation allowance related to the solar projects in Spain that completely offsets the related deferred taxes, as well as deferred state tax credits and state operating loss carryforwards.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2019	2018	2019	2018
		(millions)
Noncurrent other assets	$210	$235	$—	$—
Deferred income taxes - noncurrent liabilities	(8,361)	(7,367)	(5,415)	(5,165)
Net deferred income taxes	$(8,151)	$(7,132)	$(5,415)	$(5,165)

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2019 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
State	$304		2020-2039
Foreign	76	(a)	2020-2039
Net operating loss carryforwards	$380
Tax credit carryforwards:
Federal	$3,060		2029-2039
State	344	(b)	2020-2044
Foreign	2		2034-2039
Tax credit carryforwards	$3,406

______________________

(a)	Includes $58 million of net operating loss carryforwards with an indefinite expiration period.

(b)	Includes $188 million of ITC carryforwards with an indefinite expiration period.

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

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2019
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$2,226	$972	$66
Scherer Unit No. 4	76%	$1,227	$473	$55
Gulf Power:
Daniel Units Nos. 1 and 2	50%	$715	$222	$22
Scherer Unit No. 3	25%	$423	$146	$14
NEER:
Duane Arnold	70%	$69	$41	$—
Seabrook	88.23%	$1,270	$375	$45
Wyman Station Unit No. 4	91.19%	$29	$7	$1
Stanton	65%	$137	$7	$—
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$94	$13	$14
______________________

(a)	Excludes nuclear fuel.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Acquisitions

Gulf Power Company - On January 1, 2019, NEE acquired the outstanding common shares of Gulf Power, a rate-regulated electric utility under the jurisdiction of the FPSC. Gulf Power serves approximately 470,000 customers in eight counties throughout northwest Florida, has approximately 9,500 miles of transmission and distribution lines and owns approximately 2,300 MW of net generating capacity. The purchase price included approximately $4.44 billion in cash consideration and the assumption of approximately $1.3 billion of Gulf Power debt. The cash purchase price was funded through $4.5 billion of borrowings by NEECH in December 2018 under certain short-term bi-lateral term loan agreements; the proceeds of which borrowings were restricted and included in noncurrent other assets on NEE's consolidated balance sheet at December 31, 2018. Such borrowings were repaid in April 2019.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on January 1, 2019 based on their fair value. The approval by the FPSC of Gulf Power's rates, which is intended to allow Gulf Power to collect from retail customers total revenues equal to Gulf Power's costs of providing service, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of Gulf Power's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $5.2 billion, primarily relating to property, plant and equipment of $4.0 billion and regulatory assets of $494 million, and assumed liabilities of approximately $3.4 billion, including $1.3 billion of long-term debt, $635 million of regulatory liabilities and $562 million of deferred income taxes. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $2.7 billion of goodwill which has been recognized on NEE's consolidated balance sheet at December 31, 2019. Goodwill associated with the Gulf Power acquisition is reflected within Corporate and Other and, for impairment testing, is included in the Gulf Power reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses and the indefinite life of Gulf Power's service territory franchise.

Trans Bay Cable, LLC - On July 16, 2019, a wholly owned subsidiary of NEET acquired the membership interests of Trans Bay Cable, LLC (Trans Bay), which owns and operates a 53-mile, high-voltage direct current underwater transmission cable system in California extending from Pittsburg to San Francisco, with utility rates set by the FERC and revenues paid by the California Independent System Operator. The purchase price included approximately $670 million in cash consideration and the assumption of debt of approximately $422 million.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. The approval by the FERC of Trans Bay’s rates, which is intended to allow Trans Bay to collect total revenues equal to Trans Bay's costs for the development, financing, construction, operation and maintenance of Trans Bay, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of Trans Bay's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $703 million, primarily relating to property, plant and equipment, and assumed liabilities of approximately $643 million, primarily relating to long-term debt. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $610 million of goodwill which has been recognized on NEE's consolidated balance sheet at December 31, 2019, of which approximately $572 million is expected to be deductible for tax purposes. Goodwill associated with the Trans Bay acquisition is reflected within NEER and, for impairment testing, is included in the rate-regulated transmission reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses. The valuation of the acquired net assets is subject to change as NEE obtains additional information for its estimates during the measurement period.

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
Santee Cooper - On February 11, 2020, the South Carolina Department of Administration (DOA) announced that it had selected NEE as the recommended bidder for the sale case in its evaluation process with respect to the South Carolina Public Service Authority, South Carolina's state-owned electric and water utility (Santee Cooper). NEE’s proposal provides for the payment of approximately $8.5 billion in cash to repay existing Santee Cooper debt and provide additional proceeds. In addition, NEE's proposal provides approximately $941 million in refunds to Santee Cooper customers. The proposed purchase, which would be structured as an asset purchase, is subject to, among other things, the South Carolina General Assembly enacting a joint resolution approving the proposed purchase, the enactment of comprehensive enabling legislation as South Carolina law, the execution of a definitive asset purchase agreement and the receipt of required regulatory approvals.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Variable Interest Entities (VIEs)

At December 31, 2019, NEE had 33 VIEs which it consolidated and had interests in certain other VIEs which it did not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which was subordinate to the bondholder's interest in the VIE, was at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which included the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arose under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds were payable only from and were secured by the storm-recovery property, and the final payment was made in August 2019. The bondholders had no recourse to the general credit of FPL. The assets and liabilities of the VIE were approximately $77 million and $76 million, respectively, at December 31, 2018, and consisted primarily of storm-recovery property, which were included in current regulatory assets on NEE's and FPL's consolidated balance sheet and storm-recovery bonds, which were included in current portion of long-term debt on NEE's and FPL's consolidated balance sheet.

NEER - NEE consolidates 32 VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

NextEra Energy Resources consolidates two VIEs which own and operate natural gas/oil electric generation facilities with the capability of producing 1,450 MW. These entities sell their electric output under power sales contracts to third parties, with expiration dates in 2021 and 2031. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The assets and liabilities of these two VIEs were approximately $216 million and $25 million, respectively, at December 31, 2019. These two VIEs, together with a third VIE that consolidated two separate NEER entities, collectively had assets and liabilities that totaled $257 million and $21 million, respectively, at December 31, 2018. At December 31, 2019 and 2018, the assets of these consolidated VIEs consisted primarily of property, plant and equipment.

Three indirect subsidiaries of NextEra Energy Resources have an approximately 50% ownership interest in five entities which own and operate solar photovoltaic (PV) facilities with the capability of producing a total of approximately 409 MW. Each of the three subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These five entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2042. The five entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $776 million and $598 million, respectively, at December 31, 2019. There were two consolidated VIEs at December 31, 2018 which owned three entities which had assets and liabilities of $529 million and $557 million, respectively. At December 31, 2019 and 2018, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and long-term debt.

Beginning in the first quarter of 2019, NEE consolidates a NEET VIE that is constructing an approximately 275-mile electricity transmission line. The NEET subsidiary is the primary beneficiary and controls the most significant activities during the construction period, including controlling the construction budget. Prior to the construction period, the entity was jointly controlled and was accounted for under the equity method. NEET is entitled to receive 50% of the profits and losses of the entity. At December 31, 2019, the assets and liabilities of the VIE totaled $173 million and $29 million, respectively.

The other 26 NextEra Energy Resources VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 7,081 MW and 473 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2029 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. Certain entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $11.3 billion and $0.8 billion, respectively, at December 31, 2019. There were 25 consolidated VIEs at December 31, 2018, and the assets and liabilities of those VIEs totaled approximately $10.2 billion and $1.4 billion, respectively. At December 31, 2019 and 2018, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and long-term debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other - At December 31, 2019 and 2018, several NEE subsidiaries had investments totaling approximately $3,247 million ($2,717 million at FPL) and $2,668 million ($2,203 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $4,254 million and $4,680 million at December 31, 2019 and 2018, respectively. At December 31, 2019, subsidiaries of NEE had commitments to invest additional amounts in five of the entities. Such commitments are included in the NEER amounts in the table in Note 15 - Contracts.

10. Investments in Partnerships and Joint Ventures

Certain subsidiaries of NEE have noncontrolling interests in various partnerships and joint ventures, essentially all of which own or are in the process of developing natural gas pipelines or own electric generation facilities. At December 31, 2019 and 2018, NEE's investments in partnerships and joint ventures totaled approximately $7,453 million and $6,748 million, respectively, which are included in investment in equity method investees on NEE's consolidated balance sheets. NEE's interest in these partnerships and joint ventures primarily range from approximately 31% to 61%. At December 31, 2019 and 2018, the principal entities included in NEE's investments in partnerships and joint ventures were NEP OpCo, Sabal Trail Transmission, LLC (Sabal Trail) and Mountain Valley Pipeline, LLC, and in 2019 also included Silver State South Solar, LLC.

Summarized combined information for these principal entities is as follows:

	2019	2018
	(millions)
Net income	$128	$632
Total assets	$20,659	$16,334
Total liabilities	$6,956	$5,990
Partners'/members' equity(a)	$13,703	$10,344

NEE's share of underlying equity in the principal entities	$3,723	$2,958
Difference between investment carrying amount and underlying equity in net assets(b)	3,153	3,193
NEE's investment carrying amount for the principal entities	$6,876	$6,151
______________________

(a)	Reflects NEE's interest, as well as third-party interests, in NEP OpCo.

(b)
Primarily associated with NEP OpCo; approximately 70% of the difference between the investment carrying amount and the underlying equity in net assets relates to goodwill and is not being amortized; the remaining balance is being amortized primarily over a period of 20 to 28 years.

NextEra Energy Resources provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At December 31, 2019 and 2018, the cash sweep amount (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries was approximately $12 million and $66 million, respectively, and is included in accounts payable. Fee income totaling approximately $101 million and $94 million, respectively, related to the CSCS agreement and the service agreements is included in operating revenues in NEE's consolidated statements of income for the years ended December 31, 2019 and 2018. Amounts due from NEP of approximately $53 million and $45 million are included in other receivables and $33 million and $34 million are included in noncurrent other assets at December 31, 2019 and 2018, respectively. Under the CSCS agreement, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $669 million at December 31, 2019 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2020 to 2059 and included certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s consolidated balance sheet at fair value. As a result of deconsolidation, approximately $31 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's consolidated balance sheet at December 31, 2019.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Years Ended December 31,
	2019	2018	2017
	(millions, except per share amounts)
Numerator:
Net income attributable to NEE - basic	$3,769	$6,638	$5,380
Adjustment for the impact of dilutive securities at NEP(a)	—	(19)	—
Net income attributable to NEE - assuming dilution	$3,769	$6,619	$5,380

Denominator:
Weighted-average number of common shares outstanding - basic	482.0	473.2	468.8
Equity units, stock options, performance share awards, forward sale agreements and restricted stock(b)	3.5	3.8	3.7
Weighted-average number of common shares outstanding - assuming dilution	485.5	477.0	472.5
Earnings per share attributable to NEE:
Basic	$7.82	$14.03	$11.48
Assuming dilution	$7.76	$13.88	$11.39
______________________

(a)	The 2018 adjustment is related to both the NEP Series A convertible preferred units and the NEP senior unsecured convertible notes (see Potentially Dilutive Securities at NEP below).

(b)	Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to stock options, performance share awards and/or equity units, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 0.7 million, 0.1 million and 3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Potentially Dilutive Securities at NEP - In November 2017, NEP issued approximately $550 million of Series A convertible preferred units representing limited partner interests in NEP (NEP preferred units). Holders of NEP preferred units may elect to convert all or any portion of their NEP preferred units into common units of NEP at any time after June 20, 2019 subject to certain conditions. NEP may elect to convert all or any portion of the NEP preferred units that remain outstanding into NEP common units on or after November 15, 2020 if certain conditions are met. At December 31, 2019, the value of the NEP preferred units outstanding was approximately $183 million. In addition, NEP has senior unsecured convertible notes outstanding of $300 million at December 31, 2019. Holders of these notes may convert all or any portion of the notes into NEP common units. The NEP preferred units and NEP senior unsecured convertible notes are potentially dilutive securities to NEE.

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

Stock-Based Compensation - Net income for the years ended December 31, 2019, 2018 and 2017 includes approximately $100 million, $82 million and $76 million, respectively, of compensation costs and $17 million, $21 million and $29 million, respectively, of income tax benefits related to stock-based compensation arrangements. Compensation cost capitalized for the years ended December 31, 2019, 2018 and 2017 was not material. At December 31, 2019, there were approximately $112 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 1.8 years.

At December 31, 2019, approximately 15 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) Amended and Restated 2011 Long Term Incentive Plan, (b) 2017 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans. NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market. NEE satisfies stock option exercises by issuing new shares of its common stock. NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

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

The activity in restricted stock and performance share awards for the year ended December 31, 2019 was as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock:
Nonvested balance, January 1, 2019	479,936	$134.69
Granted	235,280	$186.54
Vested	(212,815)	$132.15
Forfeited	(7,253)	$155.20
Nonvested balance, December 31, 2019	495,148	$159.74
Performance Share Awards:
Nonvested balance, January 1, 2019	782,664	$123.47
Granted	426,777	$138.99
Vested	(522,446)	$110.68
Forfeited	(16,849)	$157.07
Nonvested balance, December 31, 2019	670,146	$142.42

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2018 and 2017 was $155.66 and $130.16 respectively. The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2018 and 2017 was $124.22 and $107.39, respectively.

The total fair value of restricted stock and performance share awards vested was $125 million, $115 million and $96 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years. The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant. The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2019	2018	2017
Expected volatility(a)	14.20 - 14.31%	14.41%	14.91%
Expected dividends	2.85 - 2.93%	3.05%	3.16%
Expected term (years)(b)	7.0	7.0	7.0
Risk-free rate	2.24 - 2.54%	2.83%	2.23%
______________________

(a)	Based on historical experience.

(b)	Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2019 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2019	2,495,630	$96.33
Granted	500,135	$182.95
Exercised	(578,093)	$59.24
Forfeited	(984)	$182.61
Balance, December 31, 2019	2,416,688	$123.09	6.2	$288

Exercisable, December 31, 2019	1,561,752	$99.22	4.9	$223

The weighted-average grant date fair value of options granted was $20.03, $18.05 and $13.25 per share for the years ended December 31, 2019, 2018 and 2017, respectively. The total intrinsic value of stock options exercised was approximately $81 million, $35 million and $41 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Cash received from option exercises was approximately $34 million, $18 million and $23 million for the years ended December 31, 2019, 2018 and 2017, respectively. The tax benefits realized from options exercised were approximately $19 million, $9 million and $16 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Balances, December 31, 2016	$(100)		$225		$(83)		$(90)	$(22)	$(70)
Other comprehensive income before reclassifications	—		127		46		23	2	198
Amounts reclassified from AOCI	32	(a)	(36)	(b)	(2)	(c)	—	—	(6)
Net other comprehensive income	32		91		44		23	2	192
Less other comprehensive income attributable to noncontrolling interests	9		—		—		2	—	11
Balances, December 31, 2017	(77)		316		(39)		(69)	(20)	111
Other comprehensive income (loss) before reclassifications	—		(12)		(14)		(31)	4	(53)
Amounts reclassified from AOCI	26	(a)	1	(b)	(3)	(c)	—	—	24
Net other comprehensive income (loss)	26		(11)		(17)		(31)	4	(29)
Impact of NEP deconsolidation(d)	3		—		—		37	18	58
Adoption of accounting standards updates	(7)		(312)		(9)		—	—	(328)
Balances, December 31, 2018	(55)		(7)		(65)		(63)	2	(188)
Other comprehensive income (loss) before reclassifications	—		20		(46)		22	1	(3)
Amounts reclassified from AOCI	29	(a)	(2)	(b)	(3)	(c)	—	—	24
Net other comprehensive income (loss)	29		18		(49)		22	1	21
Less other comprehensive income attributable to noncontrolling interests	—		—		—		1	—	1
Acquisition of Gulf Power (see Note 8)	(1)		—		—		—	—	(1)
Balances, December 31, 2019	$(27)		$11		$(114)		$(42)	$3	$(169)
————————————

(a)	Reclassified to interest expense in NEE's consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's consolidated statements of income.

(c)	Reclassified to other net periodic benefit income in NEE's consolidated statements of income.
(d) Reclassified and included in gain on NEP deconsolidation. See Note 1 - NextEra Energy Partners, LP.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt

Long-term debt consists of the following:

	December 31,
	2019				2018
	Maturity Date	Balance		Weighted- Average Interest Rate	Balance	Weighted- Average Interest Rate
		(millions)			(millions)
FPL:
First mortgage bonds - fixed	2020-2049	$12,005		4.46%	$10,626	4.60%
Storm-recovery bonds - fixed		—			74	5.26%
Pollution control, solid waste disposal and industrial development revenue bonds - primarily variable(a)	2020-2049	1,076		1.67%	1,022	2.04%
Senior unsecured notes - variable(b)(c)	2022-2069	1,236		2.18%	193	2.40%
Unamortized debt issuance costs and discount		(156)			(132)
Total long-term debt of FPL		14,161			11,783
Less current portion of long-term debt		30			95
Long-term debt of FPL, excluding current portion		14,131			11,688
GULF POWER:
Senior unsecured notes - fixed	2020-2044	990		4.17%	—
Other long-term debt - primarily variable(a)	2021-2049	709		1.93%	—
Unamortized debt issuance costs and discount		(14)			—
Total long-term debt of Gulf Power		1,685			—
Less current portion of long-term debt		175			—
Long-term debt of Gulf Power, excluding current portion		1,510			—
NEER:
NextEra Energy Resources:
Senior secured limited-recourse long-term debt - primarily variable(c)(d)	2023-2049	3,419		3.79%	4,193	4.38%
Other long-term debt - primarily variable(c)(d)	2024-2040	440	(e)	3.78%	601	2.57%
NEET - long-term debt - primarily fixed(d)	2021-2049	837		3.50%	325	3.73%
Unamortized debt issuance costs and premium - net		(74)			(95)
Total long-term debt of NEER		4,622			5,024
Less current portion of long-term debt		215			602
Long-term debt of NEER, excluding current portion		4,407			4,422
NEECH:
Debentures - fixed(d)	2020-2029	9,550		3.05%	4,300	3.21%
Debentures - variable(c)	2020-2022	1,375		3.00%	2,341	3.11%
Debentures, related to NEE's equity units - fixed	2024	1,500		2.10%	1,500	1.65%
Junior subordinated debentures - primarily fixed(d)	2057-2079	4,643		5.13%	3,456	4.99%
Japanese yen denominated long-term debt - primarily variable(c)(d)(f)	2020-2030	645		3.10%	637	3.10%
Australian dollar denominated long-term debt - fixed(f)	2026	351		2.59%	—
Other long-term debt - fixed	2020-2021	524		2.00%	543	1.95%
Other long-term debt - variable(c)	2021	750		2.60%	—
Unamortized debt issuance costs and discount		(139)			(86)
Total long-term debt of NEECH		19,199			12,691
Less current portion of long-term debt		1,704			2,019
Long-term debt of NEECH, excluding current portion		17,495			10,672
Total long-term debt		$37,543			$26,782
______________________

(a)
Includes variable rate tax exempt bonds that permit individual bondholders to tender the bonds for purchase at any time prior to maturity. In the event these variable rate tax exempt bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL or Gulf Power, as the case may be, would be required to purchase the variable rate tax exempt bonds. At December 31, 2019, variable rate tax exempt bonds totaled approximately $948 million at FPL and $269 million at Gulf Power. All variable rate tax exempt bonds tendered for purchase have been successfully remarketed. FPL's and Gulf Power's syndicated revolving credit facilities, as the case may be, are available to support the purchase of the variable rate tax exempt bonds. Variable interest rate is established at various intervals by the remarketing agent. Gulf Power's remaining debt is primarily variable which is based on an underlying index plus a margin.

(b)
Includes approximately $236 million of floating rate notes that permit individual noteholders to require repayment prior to maturity. FPL’s syndicated revolving credit facilities are available to support the purchase of the senior unsecured notes.

(c)	Variable rate is based on an underlying index plus a specified margin.

(d)	Interest rate contracts, primarily swaps, have been entered into with respect to certain of these debt issuances. See Note 4.

(e)	Excludes approximately $463 million classified as held for sale, which is included in current other liabilities on NEE's consolidated balance sheets. See Note 1 - Disposal of Businesses/Assets.

(f)	Foreign currency contracts have been entered into with respect to these debt issuances. See Note 4.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum annual maturities of long-term debt for NEE are approximately $2,124 million, $4,323 million, $4,134 million, $1,700 million and $3,380 million for 2020, 2021, 2022, 2023 and 2024, respectively. The respective amounts for FPL are approximately $30 million, $68 million, $1,120 million, $537 million and $672 million.

At December 31, 2019 and 2018, short-term borrowings had a weighted-average interest rate of 1.95% (1.80% for FPL) and 2.95% (2.87% for FPL), respectively. Subsidiaries of NEE, including FPL, had credit facilities with available capacity at December 31, 2019 of approximately $10.8 billion ($3.6 billion for FPL), of which approximately $10.7 billion ($3.6 billion for FPL) relate to revolving line of credit facilities and $0.1 billion (none for FPL) relate to letter of credit facilities. Certain of the revolving line of credit facilities provide for the issuance of letters of credit at December 31, 2019 of up to approximately $2.3 billion ($0.6 billion for FPL). The issuance of letters of credit under certain revolving line of credit facilities is subject to the aggregate commitment of the relevant banks to issue letters of credit under the applicable facility. In January 2020, FPL repaid commercial paper of approximately $1.2 billion with proceeds from a capital contribution from NEE.

NEE has guaranteed certain payment obligations of NEECH, including most of those under NEECH's debt, including all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications. NEECH has guaranteed certain debt and other obligations of subsidiaries within the NEER segment.

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

In September 2019, NEE sold $1.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series J Debenture due September 1, 2024, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2022 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $224.12 to $280.15. If purchased on the final settlement date, as of December 31, 2019, the number of shares issued would (subject to antidilution adjustments) range from 0.2231 shares if the applicable market value of a share of common stock is less than or equal to $224.12 to 0.1785 shares if the applicable market value of a share is equal to or greater than $280.15, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2022. Total annual distributions on the equity units are at the rate of 4.872%, consisting of interest on the debentures (2.10% per year) and payments under the stock purchase contracts (2.772% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2022. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Asset Retirement Obligations

NEE's AROs relate primarily to decommissioning obligations of FPL's and NEER's nuclear units and to obligations for the dismantlement of certain of NEER's wind and solar facilities. For NEE's rate-regulated operations, including FPL, the accounting provisions result in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the regulator allows for recovery in rates. See Note 1 - Rate Regulation and - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs.

A rollforward of NEE's and FPL's AROs is as follows:

	NEE		FPL
	(millions)
Balances, December 31, 2017	$3,031		$2,047
Liabilities incurred	49		—
Accretion expense	158		101
Liabilities settled	(26)	(a)	(1)
Revision in estimated cash flows - net	4		—
Impact of NEP deconsolidation	(81)	(b)	—
Balances, December 31, 2018	3,135		2,147
Liabilities incurred	100		1
Accretion expense	172		107
Liabilities settled	(65)	(a)	(1)
Revision in estimated cash flows - net	32	(c)	14	(c)
Additions from acquisitions	132	(d)	—
Balances, December 31, 2019	$3,506	(e)	$2,268

______________________

(a)	Primarily reflects sales of ownership interests to subsidiaries of NEP. See Note 1 - Disposal of Businesses/Assets.

(b)	See Note 1 - NextEra Energy Partners, LP.

(c)
Includes an increase of approximately $75 million for additional estimated ash pond closure costs at Scherer, partly offset by a decrease of approximately $71 million due to the approval of Turkey Point Units Nos. 3 and 4 license renewals for an additional 20 years.

(d)	See Note 8 for 2019 acquisitions.

(e)	Includes the current portion of AROs of approximately $49 million, which is included in other current liabilities on NEE's consolidated balance sheets.

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are as follows (see Note 5 - Special Use Funds):

	NEE	FPL
	(millions)
Balances, December 31, 2019	$6,880	$4,697
Balances, December 31, 2018	$5,818	$3,987

NEE and FPL have identified but not recognized ARO liabilities related to the majority of their electric transmission and distribution assets and pipelines resulting from easements over property not owned by NEE or FPL. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property or facility for its specified purpose. The related ARO liability is not estimable for such easements as NEE and FPL intend to use these properties indefinitely. In the event NEE and FPL decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

14. Leases

NEE has operating and finance leases primarily related to purchased power agreements, land use agreements that convey exclusive use of the land during the arrangement for certain of its renewable energy projects and substations, buildings and equipment. Operating and finance leases primarily have fixed payments with expected expiration dates ranging from 2020 to 2052, with the exception of operating leases related to three land use agreements with an expiration date of 2106, some of which include options to extend the leases up to 27 years and some have options to terminate at NEE's discretion. At December 31, 2019, NEE’s ROU assets and lease liabilities for operating leases totaled approximately $499 million and $498 million, respectively; the respective amounts at December 31, 2018 were $133 million and $141 million. At December 31, 2019, NEE’s ROU assets and lease liabilities for finance leases totaled approximately $62 million and $56 million, respectively; the respective amounts at December 31, 2018 were $68 million and $63 million. NEE’s lease liabilities at December 31, 2019 and 2018 were calculated using a weighted-average incremental borrowing rate at the lease inception of 3.73% and 4.31%, respectively, for operating leases and 3.15% and 2.72%, respectively, for finance leases, and a weighted-average remaining lease term of 31 years and 19 years, respectively, for operating leases and 14 years and 10 years, respectively, for finance leases. At December 31, 2019, expected lease payments over the remaining terms of the leases were approximately $981 million with no one year being material. NEE's operating lease cost for the

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year ended December 31, 2019 totaled approximately $91 million. During the year ended December 31, 2019, NEE's ROU assets obtained in exchange for operating lease obligations totaled approximately $450 million and primarily relate to leases acquired with the Gulf Power and Trans Bay acquisitions (see Note 8). Other operating and finance lease-related amounts were not material to NEE's consolidated statements of income or cash flows for the periods presented.

NEE has sales-type leases primarily related to a natural gas and oil electric generation facility and certain battery storage facilities that sell their electric output under power sales agreements to third parties which provide the customers the ability to dispatch the facilities. At December 31, 2019 and 2018, NEE recorded a net investment in sales-type leases of approximately $50 million and $69 million, respectively, and losses at commencement of sales-type leases due to the variable nature of the lease payments of approximately $20 million for the year ended December 31, 2018, which are recorded in gains on disposal of businesses/assets - net in NEE's consolidated statements of income. At December 31, 2019, the power sales agreements have expiration dates from 2021 to 2043 and NEE expects to receive approximately $150 million of lease payments over the remaining terms of the power sales agreements with no one year being material.

15. Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL and Gulf Power include, among other things, the cost for construction of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects, the procurement of nuclear fuel and the cost to maintain existing rate-regulated transmission facilities, as well as equity contributions to joint ventures for the development and construction of natural gas pipeline assets and a rate-regulated transmission facility.

At December 31, 2019, estimated capital expenditures for 2020 through 2024 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals for FPL and Gulf Power) have been received were as follows:

	2020	2021	2022	2023	2024	Total
	(millions)
FPL:
Generation:(a)
New(b)	$1,345	$730	$555	$500	$—	$3,130
Existing	855	970	930	925	840	4,520
Transmission and distribution(c)	3,150	3,905	4,030	4,120	4,885	20,090
Nuclear fuel	205	220	165	120	145	855
General and other	730	480	440	380	470	2,500
Total	$6,285	$6,305	$6,120	$6,045	$6,340	$31,095
Gulf Power	$800	$770	$645	$650	$680	$3,545
NEER:
Wind(d)	$3,265	$20	$10	$10	$10	$3,315
Solar(e)	945	230	5	5	—	1,185
Nuclear, including nuclear fuel	170	180	170	130	150	800
Natural gas pipelines(f)	600	195	20	—	—	815
Rate-regulated transmission	300	110	5	—	—	415
Other	580	50	70	60	60	820
Total	$5,860	$785	$280	$205	$220	$7,350
______________________

(a)	Includes AFUDC of approximately $45 million, $70 million, $40 million, and $20 million for 2020 through 2023, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Includes AFUDC of approximately $40 million, $50 million, $40 million, $25 million and $20 million for 2020 through 2024, respectively.

(d)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 4,400 MW.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 1,180 MW.

(f)
Construction of two natural gas pipelines are subject to certain conditions, including applicable regulatory approvals. In addition, completion of another natural gas pipeline is subject to final permitting.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2019, NEER has entered into contracts with expiration dates ranging from late February 2020 through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines and a rate-regulated transmission facility. Approximately $3.8 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates ranging from March 2020 through 2040.

The required capacity and/or minimum payments under contracts, including those discussed above at December 31, 2019, were estimated as follows:

	2020	2021	2022	2023	2024	Thereafter
	(millions)
FPL(a)	$1,035	$1,005	$985	$975	$970	$11,625
NEER(b)(c)(d)	$3,355	$395	$255	$130	$140	$1,415
_______________________

(a)
Includes approximately $385 million, $415 million, $415 million, $410 million, $410 million and $6,765 million in 2020 through 2024 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection, LLC. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $316 million and $303 million for the years ended December 31, 2019 and 2018, respectively, of which $108 million and $95 million, respectively, were eliminated in consolidation at NEE.

(b)
Includes approximately $70 million, $70 million, $70 million, $70 million and $1,110 million for 2021 through 2024 and thereafter, respectively, of firm commitments related to a natural gas transportation agreement with a joint venture, in which NEER has a 31% equity investment, that is constructing a natural gas pipeline. These firm commitments are subject to the completion of construction of the pipeline which is expected in 2020.

(c)	Includes an approximately $110 million commitment to invest in technology investments through 2029.

(d)	Includes approximately $60 million, $20 million, $20 million, $20 million, $10 million and $15 million for 2020 through 2024 and thereafter, respectively, of joint obligations of NEECH and NEER.

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

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets. If either FPL's or Gulf Power's future storm restoration costs exceed their respective storm reserve, FPL and Gulf Power may recover their storm restoration costs, subject to prudence review by the FPSC, through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law. See Note 1 - Storm Fund, Storm Reserve and Storm Cost Recovery.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment Information

The table below presents information for NEE's reportable segments, FPL, a rate-regulated utility business, and NEER, which is comprised of competitive energy and rate-regulated transmission businesses, as well as for Gulf Power, a rate-regulated utility business acquired in January 2019. Corporate and Other represents other business activities and includes eliminating entries. During the fourth quarter of 2019, NEET, which was previously reported in Corporate and Other, was moved to the NEER segment. Prior year amounts for NEER and Corporate and Other were adjusted to reflect this segment change. See Note 2 for information regarding NEE's and FPL's operating revenues.

NEE's segment information is as follows:

	2019
	FPL	Gulf Power(a)	NEER(b)	Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$12,192	$1,487	$5,639	$(114)	$19,204
Operating expenses - net	$8,890	$1,216	$3,635	$110	$13,851
Interest expense	$594	$55	$873	$727	$2,249
Interest income	$5	$3	$38	$8	$54
Depreciation and amortization	$2,524	$247	$1,387	$58	$4,216
Equity in earnings (losses) of equity method investees	$—	$—	$67	$(1)	$66
Income tax expense (benefit)(c)	$441	$42	$162	$(197)	$448
Net income (loss)	$2,334	$180	$1,426	$(552)	$3,388
Net income (loss) attributable to NEE	$2,334	$180	$1,807	$(552)	$3,769
Capital expenditures, independent power and other investments and nuclear fuel purchases	$5,755	$729	$6,505	$4,473	$17,462
Property, plant and equipment	$59,027	$6,393	$41,499	$259	$107,178
Accumulated depreciation and amortization	$13,953	$1,630	$9,457	$128	$25,168
Total assets	$57,188	$5,855	$51,516	$3,132	$117,691
Investment in equity method investees	$—	$—	$7,453	$—	$7,453

	2018
	FPL	NEER(b)(d)	Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$11,862	$4,984	$(119)	$16,727
Operating expenses - net	$8,708	$3,616	$123	$12,447
Interest expense	$541	$595	$362	$1,498
Interest income	$4	$40	$7	$51
Depreciation and amortization	$2,633	$1,230	$48	$3,911
Equity in earnings of equity method investees	$—	$321	$37	$358
Income tax expense (benefit)(c)	$539	$1,196	$(159)	$1,576
Net income (loss)	$2,171	$3,842	$(237)	$5,776
Net income (loss) attributable to NEE	$2,171	$4,704	$(237)	$6,638
Capital expenditures, independent power and other investments and nuclear fuel purchases	$5,135	$7,189	$680	$13,004
Property, plant and equipment	$54,717	$37,063	$303	$92,083
Accumulated depreciation and amortization	$13,218	$8,461	$70	$21,749
Total assets	$53,484	$44,509	$5,709	$103,702
Investment in equity method investees	$—	$6,521	$227	$6,748

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2017
	FPL	NEER(b)	Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$11,972	$5,275	$(74)	$17,173
Operating expenses - net	$8,582	$4,345	$(927)	$12,000
Interest expense	$481	$815	$262	$1,558
Interest income	$2	$72	$7	$81
Depreciation and amortization	$940	$1,414	$3	$2,357
Equity in earnings of equity method investees	$—	$136	$5	$141
Income tax expense (benefit)(c)	$1,106	$(2,013)	$247	$(660)
Net income	$1,880	$2,940	$503	$5,323
Net income attributable to NEE	$1,880	$2,997	$503	$5,380
Capital expenditures, independent power and other investments and nuclear fuel purchases	$5,291	$5,415	$34	$10,740
Property, plant and equipment	$51,915	$41,567	$83	$93,565
Accumulated depreciation and amortization	$12,791	$8,460	$25	$21,276
Total assets	$50,254	$46,611	$1,098	$97,963
Investment in equity method investees	$—	$2,173	$148	$2,321
_________________________

(a)	See Note 8 - Gulf Power Company.

(b)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.

(c)	NEER includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 - Income Taxes.

(d)	NEP was deconsolidated from NEER in January 2018. See Note 1 - NextEra Energy Partners, LP.

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

Condensed Consolidating Statements of Income

	Year Ended December 31, 2019				Year Ended December 31, 2018				Year Ended December 31, 2017
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Operating revenues	$—	$5,671	$13,533	$19,204	$—	$5,007	$11,720	$16,727	$—	$5,301	$11,872	$17,173
Operating expenses - net	(209)	(3,669)	(9,973)	(13,851)	(196)	(3,652)	(8,599)	(12,447)	(175)	(3,273)	(8,552)	(12,000)
Interest expense	(3)	(1,596)	(650)	(2,249)	(17)	(940)	(541)	(1,498)	(3)	(1,074)	(481)	(1,558)
Equity in earnings of subsidiaries	3,785	—	(3,785)	—	6,548	—	(6,548)	—	5,393	—	(5,393)	—
Equity in earnings of equity method investees	—	66	—	66	—	358	—	358	—	141	—	141
Gain on NEP deconsolidation	—	—	—	—	—	3,927	—	3,927	—	—	—	—
Other income - net	185	407	74	666	169	21	95	285	151	702	54	907
Income (loss) before income taxes	3,758	879	(801)	3,836	6,504	4,721	(3,873)	7,352	5,366	1,797	(2,500)	4,663
Income tax expense (benefit)	(11)	(21)	480	448	(134)	1,195	515	1,576	(14)	(1,719)	1,073	(660)
Net income (loss)	3,769	900	(1,281)	3,388	6,638	3,526	(4,388)	5,776	5,380	3,516	(3,573)	5,323
Net loss attributable to noncontrolling interests	—	381	—	381	—	862	—	862	—	57	—	57
Net income (loss) attributable to NEE	$3,769	$1,281	$(1,281)	$3,769	$6,638	$4,388	$(4,388)	$6,638	$5,380	$3,573	$(3,573)	$5,380
______________________

(a)	Represents primarily FPL and consolidating adjustments.

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2019				Year Ended December 31, 2018				Year Ended December 31, 2017
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Comprehensive income (loss) attributable to NEE	$3,789	$1,340	$(1,340)	$3,789	$6,667	$4,434	$(4,434)	$6,667	$5,561	$3,710	$(3,710)	$5,561
______________________

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2019				December 31, 2018
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$170	$41,585	$65,423	$107,178	$220	$37,145	$54,718	$92,083
Accumulated depreciation and amortization	(111)	(9,473)	(15,584)	(25,168)	(58)	(8,473)	(13,218)	(21,749)
Total property, plant and equipment - net	59	32,112	49,839	82,010	162	28,672	41,500	70,334
CURRENT ASSETS
Cash and cash equivalents	1	515	84	600	(1)	525	114	638
Receivables	81	1,489	1,237	2,807	292	1,771	906	2,969
Other	16	2,633	1,352	4,001	5	1,425	1,356	2,786
Total current assets	98	4,637	2,673	7,408	296	3,721	2,376	6,393
OTHER ASSETS
Investment in subsidiaries	36,783	—	(36,783)	—	33,397	—	(33,397)	—
Investment in equity method investees	—	7,453	—	7,453	—	6,748	—	6,748
Goodwill	1	1,217	2,986	4,204	1	587	303	891
Other	404	6,899	9,313	16,616	937	5,890	12,509	19,336
Total other assets	37,188	15,569	(24,484)	28,273	34,335	13,225	(20,585)	26,975
TOTAL ASSETS	$37,345	$52,318	$28,028	$117,691	$34,793	$45,618	$23,291	$103,702
CAPITALIZATION
Common shareholders' equity	$37,005	$11,050	$(11,050)	$37,005	$34,144	$7,917	$(7,917)	$34,144
Noncontrolling interests	—	4,355	—	4,355	—	3,269	—	3,269
Redeemable noncontrolling interests	—	487	—	487	—	468	—	468
Long-term debt	—	21,901	15,642	37,543	—	15,094	11,688	26,782
Total capitalization	37,005	37,793	4,592	79,390	34,144	26,748	3,771	64,663
CURRENT LIABILITIES
Debt due within one year	—	2,961	2,079	5,040	—	9,579	1,351	10,930
Accounts payable	3	2,755	873	3,631	32	1,730	624	2,386
Other	167	2,817	2,198	5,182	168	2,364	1,715	4,247
Total current liabilities	170	8,533	5,150	13,853	200	13,673	3,690	17,563
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	1,072	2,385	3,457	—	988	2,147	3,135
Deferred income taxes	(410)	2,956	5,815	8,361	(157)	2,778	4,746	7,367
Other	580	1,964	10,086	12,630	606	1,431	8,937	10,974
Total other liabilities and deferred credits	170	5,992	18,286	24,448	449	5,197	15,830	21,476
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$37,345	$52,318	$28,028	$117,691	$34,793	$45,618	$23,291	$103,702
______________________

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2019				Year Ended December 31, 2018				Year Ended December 31, 2017
	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,769	$2,562	$2,824	$8,155	$3,401	$2,094	$1,098	$6,593	$1,968	$2,749	$1,741	$6,458
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, acquisitions, independent power and other investments and nuclear fuel purchases	(7)	(6,509)	(10,946)	(17,462)	(132)	(7,735)	(5,137)	(13,004)	—	(5,449)	(5,291)	(10,740)
Capital contributions from NEE	(1,876)	—	1,876	—	(6,270)	—	6,270	—	(92)	—	92	—
Proceeds from sale of the fiber-optic telecommunications business	—	—	—	—	—	—	—	—	—	1,454	—	1,454
Sale of independent power and other investments of NEER	—	1,163	—	1,163	—	1,617	—	1,617	—	178	—	178
Proceeds from sale or maturity of securities in special use funds and other investments	—	1,279	2,729	4,008	—	1,178	2,232	3,410	9	1,221	1,977	3,207
Purchases of securities in special use funds and other investments	—	(1,306)	(2,854)	(4,160)	—	(1,330)	(2,403)	(3,733)	—	(1,163)	(2,081)	(3,244)
Distributions from subsidiaries and equity method investees	—	—	—	—	4,466	637	(4,466)	637	—	7	—	7
Other - net	103	150	21	274	12	(130)	241	123	7	195	18	220
Net cash used in investing activities	(1,780)	(5,223)	(9,174)	(16,177)	(1,924)	(5,763)	(3,263)	(10,950)	(76)	(3,557)	(5,285)	(8,918)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	10,916	3,003	13,919	—	2,651	1,748	4,399	—	6,393	1,961	8,354
Retirements of long-term debt	—	(5,292)	(200)	(5,492)	—	(1,512)	(1,590)	(3,102)	—	(5,907)	(873)	(6,780)
Proceeds from differential membership investors	—	1,604	—	1,604	—	1,841	—	1,841	—	1,414	—	1,414
Net change in commercial paper	—	(651)	417	(234)	—	1,493	(431)	1,062	—	—	1,419	1,419
Proceeds from other short-term debt	—	—	200	200	—	5,665	—	5,665	—	—	450	450
Repayments of other short-term debt	—	(4,765)	—	(4,765)	—	(205)	(250)	(455)	—	—	(2)	(2)
Payments to related parties under CSCS agreement – net	—	(54)	—	(54)	—	(21)	—	(21)	—	—	—	—
Issuances of common stock - net	1,494	—	—	1,494	718	—	—	718	55	—	—	55
Proceeds from issuance of NEP convertible preferred units - net	—	—	—	—	—	—	—	—	—	548	—	548
Dividends on common stock	(2,408)	—	—	(2,408)	(2,101)	—	—	(2,101)	(1,845)	—	—	(1,845)
Contributions from (dividends to) NEE	—	1,479	(1,479)	—	—	(7,272)	7,272	—	—	(633)	633	—
Other - net	(73)	(271)	(47)	(391)	(96)	(238)	(38)	(372)	(102)	(601)	(22)	(725)
Net cash provided by (used in) financing activities	(987)	2,966	1,894	3,873	(1,479)	2,402	6,711	7,634	(1,892)	1,214	3,566	2,888
Effects of currency translation on cash, cash equivalents and restricted cash	—	4	—	4	—	(7)	—	(7)	—	26	—	26
Net increase (decrease) in cash, cash equivalents and restricted cash	2	309	(4,456)	(4,145)	(2)	(1,274)	4,546	3,270	—	432	22	454
Cash, cash equivalents and restricted cash at beginning of year	(1)	533	4,721	5,253	1	1,807	175	1,983	1	1,375	153	1,529
Cash, cash equivalents and restricted cash at end of year	$1	$842	$265	$1,108	$(1)	$533	$4,721	$5,253	$1	$1,807	$175	$1,983
______________________

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

18. Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)	June 30(a)	September 30(a)	December 31(a)
	(millions, except per share amounts)
NEE:
2019
Operating revenues(b)	$4,075	$4,970	$5,572	$4,588
Operating income(b)	$1,135	$1,747	$1,593	$878
Net income(b)	$606	$1,139	$798	$844
Net income attributable to NEE(b)	$680	$1,234	$879	$975
Earnings per share attributable to NEE - basic(c)	$1.42	$2.58	$1.82	$2.00
Earnings per share attributable to NEE - assuming dilution(c)	$1.41	$2.56	$1.81	$1.99
Dividends per share	$1.25	$1.25	$1.25	$1.25
High-low common stock sales prices	$195.55 - $168.66	$208.91 - $187.30	$233.45 - $201.06	$245.01 - $220.66
2018
Operating revenues(b)	$3,857	$4,063	$4,416	$4,390
Operating income(b)	$1,059	$1,146	$968	$1,107
Net income(b)(d)	$3,834	$687	$941	$314
Net income attributable to NEE(b)(d)	$4,431	$781	$1,005	$422
Earnings per share attributable to NEE - basic(c)(d)	$9.41	$1.66	$2.12	$0.88
Earnings per share attributable to NEE - assuming dilution(c)(d)	$9.32	$1.61	$2.10	$0.88
Dividends per share	$1.11	$1.11	$1.11	$1.11
High-low common stock sales prices	$164.41 - $145.10	$169.53 - $155.06	$175.65 - $163.52	$184.20 - $164.78

FPL:
2019
Operating revenues(b)	$2,618	$3,158	$3,491	$2,925
Operating income(b)	$857	$854	$973	$617
Net income(b)	$588	$663	$683	$400
2018
Operating revenues(b)	$2,620	$2,908	$3,399	$2,935
Operating income(b)	$707	$921	$917	$609
Net income(b)	$484	$626	$654	$407
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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2019, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2019.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy and Management" and "Corporate Governance and Board Matters" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2020 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Information About Our Executive Officers.

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

Securities Authorized For Issuance Under Equity Compensation Plans

NEE's equity compensation plan information at December 31, 2019 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,011,354	(a)	$123.09	(b)	6,414,488	(c)
Equity compensation plans not approved by security holders	—		—		—
Total	4,011,354		$123.09		6,414,488
__________________________________

(a)
Includes an aggregate of 2,416,688 outstanding options, 1,422,352 unvested performance share awards (at maximum payout), 22,446 deferred fully vested performance shares and 117,936 deferred stock awards (including future reinvested dividends) under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan and former LTIP, and 31,932 fully vested shares deferred by directors under the NextEra Energy, Inc. 2007 Non-Employee Directors Stock Plan and its predecessor, the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan.

(b)	Relates to outstanding options only.

(c)	Includes 5,939,880 shares under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan and 474,608 shares under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan.

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

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2019 and 2018. The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2019	2018
Audit fees(a)	$3,621,000	$3,895,000
Audit-related fees(b)	380,000	84,000
Tax fees(c)	2,097,000	256,000
All other fees(d)	15,000	7,000
Total	$6,113,000	$4,242,000
______________________

(a)
Audit fees consist of fees billed for professional services rendered for the audit of FPL's and NEE's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL's and NEE's Quarterly Reports on Form 10-Q during the fiscal year and the audit of the effectiveness of internal control over financial reporting, comfort letters, and consents.

(b)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and NEE's consolidated financial statements and are not reported under audit fees. These fees primarily relate to audits of subsidiary financial statements and attestation services.

(c)
Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2019 and 2018, approximately $2,069,000 and $36,000, respectively, was paid related to tax compliance services. In 2019, these fees primarily related to research and development tax credit compliance services. All other tax fees in 2019 and in 2018 related to tax advice and planning services.

(d)	All other fees consist of fees for products and services other than the services reported under the other named categories. In 2019 and 2018, these fees related to training.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2019 and 2018, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	56
		Attestation Report of Independent Registered Public Accounting Firm	57
		Report of Independent Registered Public Accounting Firm	58
		NEE:
		Consolidated Statements of Income	60
		Consolidated Statements of Comprehensive Income	61
		Consolidated Balance Sheets	62
		Consolidated Statements of Cash Flows	63
		Consolidated Statements of Equity	64
		FPL:
		Consolidated Statements of Income	65
		Consolidated Balance Sheets	66
		Consolidated Statements of Cash Flows	67
		Consolidated Statements of Common Shareholder's Equity	68
		Notes to Consolidated Financial Statements	69 - 112

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

Certain exhibits listed below refer to "FPL Group" and "FPL Group Capital," and were effective prior to the change of the name FPL Group, Inc. to NextEra Energy, Inc., and of the name FPL Group Capital Inc to NextEra Energy Capital Holdings, Inc., during 2010.

Exhibit Number	Description	NEE	FPL
*2(a)	Stock Purchase Agreement by and among The Southern Company, 700 Universe, LLC and NextEra Energy, Inc. dated as of May 20, 2018 (filed as Exhibit 2(a) to Form 8-K dated May 23, 2018, File No. 1-8841)	x
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
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, as amended, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 1996, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated September 10, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated November 19, 2015, File No. 2-27612; Exhibit 4(b) to Form 10-K dated December 31, 2017, File No. 2-27612; Exhibit 4(a) to Form 10-Q dated March 31, 2018, File No. 2-27612; Exhibit 4(j), File No. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(k), File No. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(a) to Form 10-Q dated March 31, 2019, File No. 2-27612; and Exhibit 4(f) to Form 10-Q dated September 30, 2019, File No. 2-27612)
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
		x	x
*4(f)	Officer's Certificate of Florida Power & Light Company, dated May 7, 2019, creating the Floating Rate Notes, Series due May 6, 2022 (filed as Exhibit 4 to Form 8-K dated May 7, 2019, File No. 2-27612)	x	x

Exhibit Number	Description	NEE	FPL
*4(g)
Indenture (For Unsecured Debt Securities), dated as of June 1, 1999, between FPL Group Capital Inc and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)
x
*4(h)
First Supplemental Indenture to Indenture (For Unsecured Debt Securities) dated as of June 1, 1999, dated as of September 21, 2012, between NextEra Energy Capital Holdings, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2012, File No. 1-8841)
x
*4(i)
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
x
*4(o)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated August 8, 2016, creating the Series I Debentures due September 1, 2021 (filed as Exhibit 4(c) to Form 8-K dated August 8, 2016, File No. 1-8841)
x
*4(p)
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
x
*4(v)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 27, 2019, creating the Floating Rate Debentures, Series due February 25, 2022 (filed as Exhibit 4(a) to Form 8-K dated February 27, 2019, File No. 1-8841)
x
*4(w)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 6, 2019, creating the 3.30% Debentures, Series due August 15, 2022 (filed as Exhibit 4(a) to Form 8-K dated March 6, 2019, File No. 1-8841)
x
*4(x)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 27, 2019, creating the Floating Rate Debentures, Series due September 28, 2020 (filed as Exhibit 4(a) to Form 8-K dated March 27, 2019, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*4(y)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated April 4, 2019, creating the 2.90% Debentures, Series due April 1, 2022 (filed as Exhibit 4(a) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(z)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated April 4, 2019, creating the 3.15% Debentures, Series due April 1, 2024 (filed as Exhibit 4(b) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(aa)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated April 4, 2019, creating the 3.25% Debentures, Series due April 1, 2026 (filed as Exhibit 4(c) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(bb)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated April 4, 2019, creating the 3.50% Debentures, Series due April 1, 2029 (filed as Exhibit 4(d) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(cc)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 9, 2019, creating the Series J Debentures due September 1, 2024 (filed as Exhibit 4(e) to Form 10-Q dated September 30, 2019, File No. 1-8841)
x
*4(dd)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated October 3, 2019, creating the 2.75% Debentures, Series due November 1, 2029 (filed as Exhibit 4 to Form 8-K dated October 3, 2019, File No. 1-8841)
x
*4(ee)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated October 7, 2019, creating the 1.95% Debentures, Series due September 1, 2022 (filed as Exhibit 4 to Form 8-K dated October 7, 2019, File No. 1-8841)
x
*4(ff)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of March 1, 2004, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x
*4(gg)
Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1, 2006, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(hh)
First Supplemental Indenture to Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1, 2006, dated as of November 19, 2012, between NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. as Guarantor, and The Bank of New York Mellon, as Trustee (filed as Exhibit 2 to Form 8-A dated January 16, 2013, File No. 1-33028)
x
*4(ii)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(jj)
Replacement Capital Covenant, dated September 19, 2006, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(kk)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated September 19, 2006, by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4 (cc) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)
x
*4(ll)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(mm)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*4(nn)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated June 12, 2007 by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(hh) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)
x
*4(oo)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated November 19, 2012, creating the Series I Junior Subordinated Debentures due November 15, 2072 (filed as Exhibit 4 to Form 8-K dated November 19, 2012, File No. 1-8841)
x
*4(pp)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated January 18, 2013, creating the Series J Junior Subordinated Debentures due January 15, 2073 (filed as Exhibit 4 to Form 8-K dated January 18, 2013, File No. 1-8841)
x
*4(qq)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated June 7, 2016, creating the Series K Junior Subordinated Debentures due June 1, 2076 (filed as Exhibit 4 to Form 8-K dated June 7, 2016, File No. 1-8841)
x
*4(rr)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 29, 2017, creating the Series L Junior Subordinated Debentures due September 29, 2057 (filed as Exhibit 4(c) to Form 8-K dated September 29, 2017, File No. 1-8841)
x
*4(ss)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated November 2, 2017, creating the Series M Junior Subordinated Debentures due December 1, 2077 (filed as Exhibit 4(a) to Form 8-K dated November 2, 2017, File No. 1-8841)
x
*4(tt)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated March 15, 2019, creating the Series N Junior Subordinated Debentures due March 1, 2079 (filed as Exhibit 4 to Form 8-K dated March 15, 2019, File No. 1-8841)
x
*4(uu)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated April 4, 2019, creating the Series O Junior Subordinated Debentures due May 1, 2079 (filed as Exhibit 4(e) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(vv)
Indenture (For Securing Senior Secured Bonds, Series A), dated May 22, 2007, between FPL Recovery Funding LLC (as Issuer) and The Bank of New York Mellon (as Trustee and Securities Intermediary) (filed as Exhibit 4.1 to Form 8-K dated May 22, 2007 and filed June 1, 2007, File No. 333-141357)
x
*4(ww)
Purchase Contract Agreement, dated as of September 1, 2019, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(c) to Form 10-Q for the quarter ended September 30, 2019, File No. 1-8841)
x
*4(xx)
Pledge Agreement, dated as of September 1, 2019, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(d) to Form 10-Q for the quarter ended September 30, 2019, File No. 1-8841)
x
*4(yy)
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
x
4(zz)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	x
*10(a)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (SERP) (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(b)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005 (Restated SERP) (filed as Exhibit 10(b) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x

Exhibit Number	Description	NEE	FPL
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
x
*10(ee)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(ff)	NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, as amended and restated as of May 18, 2017 (filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2017, File No. 1-8841)	x
*10(gg)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2019 (filed as Exhibit 10(hh) to Form 10-K for the year ended December 31, 2018, File No. 1-8841)	x
10(hh)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2020	x
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
*10(rr)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Rebecca J. Kujawa dated as of March 1, 2019 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2019, File No. 1-8841)
		x	x
10(ss)	Executive Retention Employment Agreement between NextEra Energy, Inc. and Donald Moul dated as of January 1, 2020	x	x
10(tt)	Executive Retention Employment Agreement between NextEra Energy, Inc. and Ronald Reagan dated as of January 1, 2020	x	x
*10(uu)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(vv)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
*10(ww)	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8-K dated July 1, 2014, File No. 1-36518)	x
*10(xx)	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2017, File No. 1-36518)	x
21	Subsidiaries of NextEra Energy, Inc.	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: February 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 14, 2020:

REBECCA J. KUJAWA	JAMES M. MAY
Rebecca J. Kujawa Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

SHERRY S. BARRAT	AMY B. LANE
Sherry S. Barrat	Amy B. Lane
JAMES L. CAMAREN	DAVID L. PORGES
James L. Camaren	David L. Porges
KENNETH B. DUNN	RUDY E. SCHUPP
Kenneth B. Dunn	Rudy E. Schupp
NAREN K. GURSAHANEY	JOHN L. SKOLDS
Naren K. Gursahaney	John L. Skolds
KIRK S. HACHIGIAN	WILLIAM H. SWANSON
Kirk S. Hachigian	William H. Swanson
TONI JENNINGS	HANSEL E. TOOKES, II
Toni Jennings	Hansel E. Tookes, II
DARRYL L. WILSON
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

Date: February 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 14, 2020:

REBECCA J. KUJAWA	KEITH FERGUSON
Rebecca J. Kujawa Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Keith Ferguson Controller (Principal Accounting Officer)

Director:

JAMES L. ROBO
James L. Robo

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.