Form 10-Q
period 2020-03-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2020-04-23
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

700 Universe Boulevard
Juno Beach, Florida 33408
(561) 694-4000

State or other jurisdiction of incorporation or organization:  Florida

Securities registered pursuant to Section 12(b) of the Act:

Registrants	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NextEra Energy, Inc.	Common Stock, $0.01 Par Value	NEE	New York Stock Exchange
	4.872% Corporate Units	NEE.PRO	New York Stock Exchange
	5.279% Corporate Units	NEE.PRP	New York Stock Exchange

Florida Power & Light Company	None

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at March 31, 2020: 489,450,050

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at March 31, 2020, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NextEra Energy Resources subsidiary
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
Gulf Power	Gulf Power Company
ISO	independent system operator
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	a segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
net generating capacity	net ownership interest in plant(s) capacity
net generation	net ownership interest in plant(s) generation
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PTC	production tax credit
PV	photovoltaic
Recovery Act	American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources' subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America

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

•	Disruptions, uncertainty or volatility in the credit and capital markets may exert downward pressure on the market price of NEE's common stock.
Coronavirus Pandemic Risks

•	The coronavirus pandemic may have a material adverse impact on NEE’s and FPL's business, financial condition, liquidity and results of operations.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) and Part II, Item 1A. Risk Factors in this Form 10-Q, and investors should refer to those sections of the 2019 Form 10-K and this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING REVENUES	$4,613	$4,075
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	821	967
Other operations and maintenance	830	815
Depreciation and amortization	848	772
Gains on disposal of businesses/assets - net	(273)	(26)
Taxes other than income taxes and other - net	406	412
Total operating expenses - net	2,632	2,940
OPERATING INCOME	1,981	1,135
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,311)	(714)
Equity in earnings (losses) of equity method investees	(390)	16
Allowance for equity funds used during construction	22	26
Interest income	13	12
Gains on disposal of investments and other property - net	24	23
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net	(328)	117
Other net periodic benefit income	52	51
Other - net	10	14
Total other income (deductions) - net	(1,908)	(455)
INCOME BEFORE INCOME TAXES	73	680
INCOME TAX EXPENSE (BENEFIT)	(235)	74
NET INCOME	308	606
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	113	74
NET INCOME ATTRIBUTABLE TO NEE	$421	$680
Earnings per share attributable to NEE:
Basic	$0.86	$1.42
Assuming dilution	$0.86	$1.41

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
NET INCOME	$308	$606
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $1 tax benefit and $3 tax expense, respectively)	2	10
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $4 tax benefit and $3 tax expense, respectively)	(8)	8
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1 and $1 tax expense, respectively)	(1)	2
Defined benefit pension and other benefits plans:
Net unrealized gain (loss) and unrecognized prior service benefit (cost) (net of $16 tax benefit)	—	(52)
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1 and less than $1 tax benefit, respectively)	3	(1)
Net unrealized gains (losses) on foreign currency translation	(35)	10
Other comprehensive income (loss) related to equity method investees (net of less than $1 tax benefit)	—	(1)
Total other comprehensive loss, net of tax	(39)	(24)
IMPACT OF DISPOSAL OF A BUSINESS (NET OF $19 TAX BENEFIT)	10	—
COMPREHENSIVE INCOME	279	582
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	119	74
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$398	$656

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2020	December 31, 2019
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$97,717	$96,093
Nuclear fuel	1,839	1,755
Construction work in progress	10,201	9,330
Accumulated depreciation and amortization	(25,884)	(25,168)
Total property, plant and equipment - net ($11,916 and $11,893 related to VIEs, respectively)	83,873	82,010
CURRENT ASSETS
Cash and cash equivalents	3,335	600
Customer receivables, net of allowances of $19 and $19, respectively	2,068	2,282
Other receivables	553	525
Materials, supplies and fossil fuel inventory	1,371	1,328
Regulatory assets	349	335
Derivatives	994	762
Other	1,055	1,576
Total current assets	9,725	7,408
OTHER ASSETS
Special use funds	6,113	6,954
Investment in equity method investees	6,862	7,453
Prepaid benefit costs	1,471	1,437
Regulatory assets	3,246	3,287
Derivatives	1,936	1,624
Goodwill	4,201	4,204
Other	3,210	3,314
Total other assets	27,039	28,273
TOTAL ASSETS	$120,637	$117,691
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 489 and 489, respectively)	$5	$5
Additional paid-in capital	11,668	11,970
Retained earnings	24,922	25,199
Accumulated other comprehensive loss	(192)	(169)
Total common shareholders' equity	36,403	37,005
Noncontrolling interests ($4,467 and $4,350 related to VIEs, respectively)	4,472	4,355
Total equity	40,875	41,360
Redeemable noncontrolling interests	238	487
Long-term debt ($490 and $498 related to VIEs, respectively)	41,116	37,543
Total capitalization	82,229	79,390
CURRENT LIABILITIES
Commercial paper	1,576	2,516
Other short-term debt	2,025	400
Current portion of long-term debt ($27 and $27 related to VIEs, respectively)	2,489	2,124
Accounts payable	3,350	3,631
Customer deposits	502	499
Accrued interest and taxes	711	558
Derivatives	448	344
Accrued construction-related expenditures	887	1,152
Regulatory liabilities	312	320
Other	1,422	2,309
Total current liabilities	13,722	13,853
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	3,479	3,457
Deferred income taxes	8,082	8,361
Regulatory liabilities	9,282	9,936
Derivatives	1,856	863
Other	1,987	1,831
Total other liabilities and deferred credits	24,686	24,448
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$120,637	$117,691

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$308	$606
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	848	772
Nuclear fuel and other amortization	74	90
Unrealized losses on marked to market derivative contracts – net	563	386
Foreign currency transaction gains	(39)	(5)
Deferred income taxes	(180)	220
Cost recovery clauses and franchise fees	(10)	(41)
Equity in losses (earnings) of equity method investees	390	(16)
Distributions of earnings from equity method investees	100	84
Gains on disposal of businesses, assets and investments – net	(297)	(49)
Other - net	311	(112)
Changes in operating assets and liabilities:
Current assets	142	283
Noncurrent assets	(56)	(123)
Current liabilities	(245)	(514)
Noncurrent liabilities	(15)	16
Net cash provided by operating activities	1,894	1,597
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,394)	(1,104)
Acquisition and capital expenditures of Gulf Power	(340)	(4,551)
Independent power and other investments of NEER	(1,492)	(1,162)
Nuclear fuel purchases	(57)	(97)
Other capital expenditures, acquisitions and other investments	(1)	(115)
Proceeds from sale or maturity of securities in special use funds and other investments	1,081	966
Purchases of securities in special use funds and other investments	(1,084)	(1,019)
Other - net	152	137
Net cash used in investing activities	(3,135)	(6,945)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	4,354	2,768
Retirements of long-term debt	(312)	(166)
Net change in commercial paper	(940)	(448)
Proceeds from other short-term debt	1,625	—
Repayments of other short-term debt	—	(50)
Payments from (to) related parties under a cash sweep and credit support agreement – net	48	(24)
Issuances of common stock/equity units - net	(57)	20
Dividends on common stock	(685)	(598)
Other - net	(72)	(75)
Net cash provided by financing activities	3,961	1,427
Effects of currency translation on cash, cash equivalents and restricted cash	6	9
Net increase (decrease) in cash, cash equivalents and restricted cash	2,726	(3,912)
Cash, cash equivalents and restricted cash at beginning of period	1,108	5,253
Cash, cash equivalents and restricted cash at end of period	$3,834	$1,341
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$3,194	$1,874
Increase in property, plant and equipment related to an acquisition	$353	$—
Decrease in joint venture investments related to an acquisition	$145	$—

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2019	489	$5	$11,970	$(169)	$25,199	$37,005	$4,355	$41,360
Net income (loss)	—	—	—	—	421	421	(112)
Premium on equity units	—	—	(253)	—	—	(253)	—
Share-based payment activity	—	—	4	—	—	4	—
Dividends on common stock(a)	—	—	—	—	(685)	(685)	—
Other comprehensive loss	—	—	—	(33)	—	(33)	(6)
Issuances of common stock/equity units - net	—	—	(51)	—	—	(51)	—
Impact of disposal of a business(b)	—	—	—	10	—	10	—
Adoption of accounting standards update(c)	—	—	—	—	(11)	(11)	—
Other differential membership interests activity	—	—	(2)	—	—	(2)	219
Other	—	—	—	—	(2)	(2)	16
Balances, March 31, 2020	489	$5	$11,668	$(192)	$24,922	$36,403	$4,472	$40,875
———————————————

(a)	Dividends per share were $1.40 for the three months ended March 31, 2020.

(b)	See Note 11 - Disposal of a Business.

(c)	See Note 11 - Measurement of Credit Losses on Financial Instruments.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2018	478	$5	$10,490	$(188)	$23,837	$34,144	$3,269	$37,413
Net income (loss)	—	—	—	—	680	680	(74)
Share-based payment activity	1	—	30	—	—	30	—
Dividends on common stock(a)	—	—	—	—	(598)	(598)	—
Other comprehensive loss	—	—	—	(24)	—	(24)	—
Other differential membership interests activity	—	—	—	—	—	—	389
Other	—	—	(5)	(1)	—	(6)	30
Balances, March 31, 2019	479	$5	$10,515	$(213)	$23,919	$34,226	$3,614	$37,840
———————————————

(a)	Dividends per share were $1.25 for the three months ended March 31, 2019.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING REVENUES	$2,540	$2,618
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	586	729
Other operations and maintenance	317	340
Depreciation and amortization	402	375
Taxes other than income taxes and other - net	320	317
Total operating expenses - net	1,625	1,761
OPERATING INCOME	915	857
OTHER INCOME (DEDUCTIONS)
Interest expense	(152)	(139)
Allowance for equity funds used during construction	16	24
Other - net	—	2
Total other deductions - net	(136)	(113)
INCOME BEFORE INCOME TAXES	779	744
INCOME TAXES	137	156
NET INCOME(a)	$642	$588
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2020	December 31, 2019
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$55,481	$54,523
Nuclear fuel	1,221	1,153
Construction work in progress	3,326	3,351
Accumulated depreciation and amortization	(14,232)	(13,953)
Total electric utility plant and other property - net	45,796	45,074
CURRENT ASSETS
Cash and cash equivalents	1,001	77
Customer receivables, net of allowances of $5 and $3, respectively	963	1,024
Other receivables	359	333
Materials, supplies and fossil fuel inventory	754	722
Regulatory assets	237	227
Other	180	136
Total current assets	3,494	2,519
OTHER ASSETS
Special use funds	4,236	4,771
Prepaid benefit costs	1,496	1,477
Regulatory assets	2,506	2,549
Goodwill	300	300
Other	489	498
Total other assets	9,027	9,595
TOTAL ASSETS	$58,317	$57,188
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	12,051	10,851
Retained earnings	9,816	9,174
Total common shareholder's equity	23,240	21,398
Long-term debt	15,401	14,131
Total capitalization	38,641	35,529
CURRENT LIABILITIES
Commercial paper	210	1,482
Current portion of long-term debt	21	30
Accounts payable	722	768
Customer deposits	461	459
Accrued interest and taxes	415	266
Accrued construction-related expenditures	288	426
Regulatory liabilities	283	284
Other	422	510
Total current liabilities	2,822	4,225
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,293	2,268
Deferred income taxes	5,534	5,415
Regulatory liabilities	8,622	9,296
Other	405	455
Total other liabilities and deferred credits	16,854	17,434
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$58,317	$57,188

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$642	$588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	402	375
Nuclear fuel and other amortization	42	45
Deferred income taxes	212	203
Cost recovery clauses and franchise fees	—	(27)
Other - net	(16)	10
Changes in operating assets and liabilities:
Current assets	36	(35)
Noncurrent assets	(23)	(19)
Current liabilities	(53)	31
Noncurrent liabilities	(31)	(35)
Net cash provided by operating activities	1,211	1,136
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,394)	(1,104)
Nuclear fuel purchases	(42)	(36)
Proceeds from sale or maturity of securities in special use funds	657	562
Purchases of securities in special use funds	(666)	(596)
Other - net	(13)	1
Net cash used in investing activities	(1,458)	(1,173)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,558	643
Retirements of long-term debt	(284)	(39)
Net change in commercial paper	(1,271)	(860)
Capital contributions from NEE	1,200	250
Other - net	(18)	(12)
Net cash provided by (used in) financing activities	1,185	(18)
Net increase (decrease) in cash, cash equivalents and restricted cash	938	(55)
Cash, cash equivalents and restricted cash at beginning of period	195	254
Cash, cash equivalents and restricted cash at end of period	$1,133	$199
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$552	$585

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2019	$1,373	$10,851	$9,174	$21,398
Net income	—	—	642
Capital contributions from NEE	—	1,200	—
Balances, March 31, 2020	$1,373	$12,051	$9,816	$23,240

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2018	$1,373	$10,601	$9,040	$21,014
Net income	—	—	588
Capital contributions from NEE	—	250	—
Other	—	1	—
Balances, March 31, 2019	$1,373	$10,852	$9,628	$21,853

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2019 Form 10-K. In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $3.9 billion ($2.5 billion at FPL) and $3.8 billion ($2.6 billion at FPL) for the three months ended March 31, 2020 and 2019, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL - FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At March 31, 2020 and December 31, 2019, FPL's unbilled revenues amounted to approximately $434 million and $389 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets.
NEER - NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2020 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales associated with ISO annual auctions through 2024 and certain power purchase agreements with maturity dates through 2034. At March 31, 2020, NEER expects to record approximately $965 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

2.  NEP

NextEra Energy Resources provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At March 31, 2020 and December 31, 2019, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $60 million and $12 million, respectively, and are included in accounts payable. Fee income totaling approximately $28 million and $24 million for the three months ended March 31, 2020 and 2019, respectively, related to the CSCS agreement and the service agreements and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $71 million and $53 million are included in other receivables and $32 million and $33 million are included in noncurrent other assets at March 31, 2020 and December 31, 2019, respectively. Under the CSCS agreement, NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $656 million at March 31, 2020 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2020 to 2059 and included certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At March 31, 2020, approximately $31 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Summarized financial information of NEP is as follows:

	Three Months Ended March 31,
	2020	2019
	(millions)
Operating revenues	$212	$177
Operating income	$49	$34
Net loss	$(720)	$(121)
Net loss attributable to NEP	$(222)	$(22)

3.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic income for the plans are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	(millions)
Service cost	$21	$20	$—	$—
Interest cost	23	29	2	3
Expected return on plan assets	(80)	(79)	—	—
Amortization of prior service benefit	—	—	(4)	(4)
Amortization of actuarial loss	4	—	1	—
Special termination benefits(a)	2	—	—	—
Net periodic income at NEE	$(30)	$(30)	$(1)	$(1)
Net periodic income allocated to FPL	$(19)	$(18)	$(1)	$(1)

_________________________

(a)	Reflects enhanced early retirement benefits.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income. In addition, for the three months ended March 31, 2020 and March 31, 2019, NEE reclassified from AOCI approximately $23 million ($3 million after tax) to gains on disposal of businesses/assets - net (see Note 11 - Disposal of a Business) and $6 million ($5 million after tax) to interest expense, respectively, because it became probable that related future transactions being hedged would not occur. At March 31, 2020, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $8 million of net losses included in AOCI at March 31, 2020 are expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at March 31, 2020 and December 31, 2019, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 5 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2020
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$6,367	$4,103	$2,900	$710
Interest rate contracts	39	1,517	9	1,487
Foreign currency contracts	21	107	21	107
Total fair values	$6,427	$5,727	$2,930	$2,304

FPL:
Commodity contracts	$5	$17	$3	$15

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$994
Noncurrent derivative assets(b)			1,936
Current derivative liabilities(c)				$448
Noncurrent derivative liabilities				1,856
Total derivatives			$2,930	$2,304

Net fair value by FPL balance sheet line item:
Current other assets			$3
Current other liabilities				$15
Total derivatives			$3	$15
———————————————

(a)	Reflects the netting of approximately $27 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $160 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $113 million in margin cash collateral paid to counterparties.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2019
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$5,050	$3,201	$2,350	$576
Interest rate contracts	26	742	9	725
Foreign currency contracts	26	38	27	39
Total fair values	$5,102	$3,981	$2,386	$1,340

FPL:
Commodity contracts	$4	$14	$3	$13

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$762
Noncurrent derivative assets(b)			1,624
Current derivative liabilities(c)				$344
Current other liabilities(d)				133
Noncurrent derivative liabilities				863
Total derivatives			$2,386	$1,340

Net fair value by FPL balance sheet line item:
Current other assets			$3
Current other liabilities				$12
Noncurrent other liabilities				1
Total derivatives			$3	$13

———————————————

(a)	Reflects the netting of approximately $2 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $139 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $66 million in margin cash collateral paid to counterparties.

(d)	See Note 11 - Disposal of a Business.

At March 31, 2020 and December 31, 2019, NEE had approximately $37 million and $10 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at March 31, 2020 and December 31, 2019, NEE had approximately $330 million and $360 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2020	2019
	(millions)
Commodity contracts(a) - operating revenues	$625	$(4)
Foreign currency contracts - interest expense	(79)	(19)
Interest rate contracts - interest expense	(905)	(326)
Losses reclassified from AOCI:
Interest rate contracts(b)	(25)	(12)
Foreign currency contracts - interest expense	(1)	(1)
Total	$(385)	$(362)
———————————————

(a)
For the three months ended March 31, 2020 and 2019, FPL recorded losses of approximately $3 million and gains of $2 million, respectively, related to commodity contracts as regulatory assets and regulatory liabilities, respectively, on its condensed consolidated balance sheets.

(b)
For the three months ended March 31, 2020, approximately $23 million was reclassified to gains on disposal of businesses/assets - net (see Note 11 - Disposal of a Business); remaining balances were reclassified to interest expense on NEE's condensed consolidated statements of income.

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

	March 31, 2020				December 31, 2019
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(76)	MWh	1	MWh	(81)	MWh	1	MWh
Natural gas	(158)	MMBtu	283	MMBtu	(1,723)	MMBtu	161	MMBtu
Oil	(10)	barrels	—		(13)	barrels	—

At March 31, 2020 and December 31, 2019, NEE had interest rate contracts with a net notional amount of approximately $8.3 billion and $8.9 billion, respectively, and foreign currency contracts with a net notional amount of approximately $1.0 billion and $1.0 billion, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At March 31, 2020 and December 31, 2019, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.7 billion ($12 million for FPL) and $1.7 billion ($12 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $150 million (none at FPL) at March 31, 2020 and $215 million (none at FPL) at December 31, 2019. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.1 billion ($30 million at FPL) at March 31, 2020 and $1.2 billion ($35 million at FPL) at December 31, 2019. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.4 billion ($60 million at FPL) at March 31, 2020 and $590 million ($75 million at FPL) at December 31, 2019.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At March 31, 2020 and December 31, 2019, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $2 million (none at FPL), respectively, in cash and $62 million (none at FPL) and $88 million (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2020
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(b)
NEE - equity securities	$3,115	$—		$—		$3,115
FPL - equity securities	$1,127	$—		$—		$1,127
Special use funds:(c)
NEE:
Equity securities	$1,505	$1,661	(d)	$—		$3,166
U.S. Government and municipal bonds	$503	$168		$—		$671
Corporate debt securities	$1	$732		$—		$733
Mortgage-backed securities	$—	$505		$—		$505
Other debt securities	$—	$107		$—		$107
FPL:
Equity securities	$484	$1,505	(d)	$—		$1,989
U.S. Government and municipal bonds	$396	$112		$—		$508
Corporate debt securities	$—	$529		$—		$529
Mortgage-backed securities	$—	$375		$—		$375
Other debt securities	$—	$99		$—		$99
Other investments:(e)
NEE:
Equity securities	$30	$11		$—		$41
Debt securities	$65	$79		$—		$144
Derivatives:
NEE:
Commodity contracts	$1,628	$2,714		$2,025	$(3,467)	$2,900	(f)
Interest rate contracts	$—	$39		$—	$(30)	$9	(f)
Foreign currency contracts	$—	$21		$—	$—	$21	(f)
FPL - commodity contracts	$—	$3		$2	$(2)	$3	(f)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,838	$1,780		$485	$(3,393)	$710	(f)
Interest rate contracts	$—	$1,496		$21	$(30)	$1,487	(f)
Foreign currency contracts	$—	$107		$—	$—	$107	(f)
FPL - commodity contracts	$—	$6		$11	$(2)	$15	(f)
———————————————

(a)
Includes the effect of the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral payments and receipts. NEE and FPL also have contract settlement receivable and payable balances that are subject to master netting arrangements but are not offset within the condensed consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.

(b)
Includes restricted cash equivalents of approximately $79 million ($77 million for FPL) in current other assets and $55 million ($55 million for FPL) in noncurrent other assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	Included in noncurrent other assets on NEE's condensed consolidated balance sheet.

(f)	See Note 4 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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
———————————————

(a)
Includes the effect of the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral payments and receipts. NEE and FPL also have contract settlement receivable and payable balances that are subject to master netting arrangements but are not offset within the condensed consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.

(b)
Includes restricted cash equivalents of approximately $60 million ($54 million for FPL) in current other assets and $64 million ($64 million for FPL) in noncurrent other assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	Included in noncurrent other assets on NEE's condensed consolidated balance sheet.

(f)	See Note 4 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at March 31, 2020 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	March 31, 2020		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts - power	$864	$111	Discounted cash flow	Forward price (per MWh)	$2	—	$194	$26
Forward contracts - gas	271	22	Discounted cash flow	Forward price (per MMBtu)	$1	—	$6	$2
Forward contracts - congestion	21	4	Discounted cash flow	Forward price (per MWh)	$(13)	—	$32	$—
Options - power	33	10	Option models	Implied correlations	31%	—	84%	50%
				Implied volatilities	13%	—	295%	45%
Options - primarily gas	238	248	Option models	Implied correlations	31%	—	100%	53%
				Implied volatilities	14%	—	278%	36%
Full requirements and unit contingent contracts	574	69	Discounted cash flow	Forward price (per MWh)	$6	—	$748	$46
				Customer migration rate(b)	—%	—	13%	—%
Forward contracts - other	24	21
Total	$2,025	$485
———————————————

(a)	Unobservable inputs were weighted by volume.

(b)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
———————————————

(a)	Assumes the contract is in a gain position.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2020		2019
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$1,207	$(8)	$647	$(36)
Realized and unrealized gains (losses):
Included in earnings(a)	387	—	180	—
Included in other comprehensive income (loss)(b)	—	—	3	—
Included in regulatory assets and liabilities	(2)	(2)	(2)	(2)
Purchases	81	—	24	—
Sales(c)	114	—	—	—
Settlements	(206)	1	(39)	20
Issuances	(32)	—	(14)	—
Transfers out(d)	(30)	—	45	2
Fair value of net derivatives based on significant unobservable inputs at March 31	$1,519	$(9)	$844	$(16)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(e)	$308	$—	$116	$—
———————————————

(a)
For the three months ended March 31, 2020 and 2019, realized and unrealized gains of approximately $405 million and $194 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

(b)	Included in net unrealized gains (losses) on foreign currency translation in the condensed consolidated statements of comprehensive income.

(c)	See Note 11 - Disposal of a Business.

(d)	Transfers from Level 3 to Level 2 were a result of increased observability of market data.

(e)
For the three months ended March 31, 2020 and 2019, unrealized gains of approximately $319 million and $130 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2020			December 31, 2019
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$931	$930		$892	$891
Other investments(b)	$23	$23		$30	$30
Long-term debt, including current portion(c)	$43,605	$45,791	(d)	$39,667	$42,928	(d)
FPL:
Special use funds(a)	$736	$735		$706	$705
Long-term debt, including current portion	$15,422	$17,721	(d)	$14,161	$16,448	(d)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).

(b)	Included in noncurrent other assets on NEE's condensed consolidated balance sheets.

(c)
Excludes debt totaling approximately $463 million classified as held for sale, which is included in current other liabilities on NEE's condensed consolidated balance sheet at December 31, 2019, for which the carrying amount approximated fair value. See Note 11 - Disposal of a Business.

(d)	At March 31, 2020 and December 31, 2019, substantially all is Level 2 for NEE and all is Level 2 for FPL.

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $6,037 million and $6,880 million at March 31, 2020 and December 31, 2019, respectively, ($4,160 million and $4,697 million, respectively, for FPL) and FPL's storm fund assets of $76 million and $74 million at March 31, 2020 and December 31, 2019, respectively. The investments held in the special use funds consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $2,009 million and $2,030 million at March 31, 2020 and December 31, 2019, respectively, ($1,508 million and $1,523 million, respectively, for FPL).

Effective January 1, 2020, NEE and FPL adopted an accounting standards update that provides a modified version of the other than temporary impairment model for debt securities. The new available for sale debt security impairment model no longer allows

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

consideration of the length of time during which the fair value has been less than its amortized cost basis when determining whether a credit loss exists. Credit losses are required to be presented as an allowance rather than as a write-down on securities not intended to be sold or required to be sold. NEE and FPL adopted this model prospectively. See Note 11 - Measurement of Credit Losses on Financial Instruments.

For FPL's special use funds, changes in fair value of debt and equity securities, including any estimated credit losses of debt securities, result in a corresponding adjustment to the related regulatory asset or liability accounts, consistent with regulatory treatment. For NEE's non-rate regulated operations, changes in fair value of debt securities result in a corresponding adjustment to OCI, except for estimated credit losses and unrealized losses on debt securities intended or required to be sold prior to recovery of the amortized cost basis, which are recognized in other - net in NEE's condensed consolidated statements of income. Changes in fair value of equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE’s condensed consolidated statements of income.

The unrealized gains (losses) recognized during the three months ended March 31, 2020 and 2019 on equity securities held at March 31, 2020 and 2019 were $(808) million and $367 million, respectively ($(502) million and $234 million for the three months ended March 31, 2020 and 2019 for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2020 of approximately eight years at NEE and nine years at FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at March 31, 2020 of approximately one year. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	(millions)
Realized gains	$30	$9	$25	$5
Realized losses	$17	$9	$15	$4
Proceeds from sale or maturity of securities	$738	$687	$607	$543

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(millions)
Unrealized gains	$89	$75	$70	$58
Unrealized losses(a)	$82	$7	$66	$7
Fair value	$603	$314	$448	$240
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at March 31, 2020 and December 31, 2019 were not material to NEE or FPL.

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

6.  Income Taxes

NEE's effective income tax rate for the three months ended March 31, 2020 and 2019 was approximately (321.9)% and 10.9%, respectively. NEE's effective income tax rate for the three months ended March 31, 2020 is based on the composition of pre-tax

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

income and primarily reflects the impact of unfavorable changes in the fair value of interest rate derivative instruments and equity securities held in NEER's nuclear decommissioning funds, and the gain on the sale of the Spain solar projects that was not taxable for federal and state income tax purposes (see Note 11 - Disposal of a Business).

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	(61.0)	4.7	4.3	4.4
Taxes attributable to noncontrolling interests	32.7	2.3	—	—
PTCs and ITCs - NEER	(86.5)	(8.3)	—	—
Amortization of deferred regulatory credit	(55.5)	(4.8)	(5.0)	(3.8)
Foreign operations	(76.9)	0.3	—	—
Other - net	(95.7)	(4.3)	(2.7)	(0.7)
Effective income tax rate	(321.9)%	10.9%	17.6%	20.9%

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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on January 1, 2019 based on their fair value. The approval by the FPSC of Gulf Power's rates, which is intended to allow Gulf Power to collect from retail customers total revenues equal to Gulf Power's costs of providing service, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of Gulf Power's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $5.2 billion, primarily relating to property, plant and equipment of $4.0 billion and regulatory assets of $494 million, and assumed liabilities of approximately $3.4 billion, including $1.3 billion of long-term debt, $635 million of regulatory liabilities and $562 million of deferred income taxes. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $2.7 billion of goodwill which has been recognized on NEE's condensed consolidated balance sheet at March 31, 2020. Goodwill associated with the Gulf Power acquisition is reflected within Corporate and Other and, for impairment testing, is included in the Gulf Power reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses and the indefinite life of Gulf Power's service territory franchise.

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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. The approval by the FERC of Trans Bay’s rates, which is intended to allow Trans Bay to collect total revenues equal to Trans Bay's costs for the development, financing, construction, operation and maintenance of Trans Bay, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of Trans Bay's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $703 million, primarily relating to property, plant and equipment, and assumed liabilities of approximately $643 million, primarily relating to long-term debt. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $610 million of goodwill which has been recognized on NEE's condensed consolidated balance sheet at March 31, 2020, of which approximately $572 million is expected to be deductible for tax purposes. Goodwill associated with the Trans Bay acquisition is reflected within NEER and, for impairment testing, is included in the rate-regulated transmission reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses. The valuation of the acquired net assets is subject to change as NEE obtains additional information for its estimates during the measurement period.

8.  Variable Interest Entities (VIEs)

NEER - At March 31, 2020, NEE consolidates 32 VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

NextEra Energy Resources consolidates two VIEs, which own and operate natural gas/oil electric generation facilities with the capability of producing 1,450 MW. These entities sell their electric output to third parties under power sales contracts with expiration dates in 2021 and 2031. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The assets and liabilities of these VIEs were approximately $204 million and $23 million, respectively, at March 31, 2020 and $216 million and $25 million, respectively, at December 31, 2019. At March 31, 2020 and December 31, 2019, the assets of these VIEs consisted primarily of property, plant and equipment.

Three indirect subsidiaries of NextEra Energy Resources have an approximately 50% ownership interest in five entities which own and operate solar photovoltaic (PV) facilities with the capability of producing a total of approximately 409.3 MW. Each of the three subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These five entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2042. The five entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $778 million and $635 million, respectively, at March 31, 2020 and $776 million and $598 million, respectively, at December 31, 2019. At March 31, 2020 and December 31, 2019, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE that is constructing an approximately 280-mile electricity transmission line. A NEET subsidiary is the primary beneficiary and controls the most significant activities during the construction period, including controlling the construction budget. NEET is entitled to receive 50% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $235 million and $56 million, respectively, at March 31, 2020, and $173 million and $29 million, respectively, at December 31, 2019. At March 31, 2020 and December 31, 2019, the assets of this VIE consisted primarily of property, plant and equipment.

The other 26 NextEra Energy Resources VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 7,081 MW and 473 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2029 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. Certain of these entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $11.2 billion and $0.6 billion, respectively, at March 31, 2020, and $11.3 billion and $0.8 billion, respectively, at December 31, 2019. At March 31, 2020 and December 31, 2019, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Other - At March 31, 2020 and December 31, 2019, several NEE subsidiaries had investments totaling approximately $2,835 million ($2,330 million at FPL) and $3,247 million ($2,717 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $3,731 million and $4,254 million at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, subsidiaries of NEE had commitments to invest additional amounts in five of the entities. Such commitments are included in the NEER amounts in the table in Note 12 - Contracts.

9. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended March 31,
	2020	2019
	(millions, except per share amounts)
Numerator - net income attributable to NEE(a)	$421	$680
Denominator:
Weighted-average number of common shares outstanding - basic	489.3	478.3
Equity units, stock options, performance share awards and restricted stock(b)	2.4	3.5
Weighted-average number of common shares outstanding - assuming dilution	491.7	481.8
Earnings per share attributable to NEE:
Basic	$0.86	$1.42
Assuming dilution	$0.86	$1.41
———————————————

(a)	The NEP Series A convertible preferred units and the NEP senior unsecured convertible notes were both antidilutive for the three months ended March 31, 2020 and 2019.

(b)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to stock options, performance share awards and/or equity units, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 6.2 million and 0.5 million for the three months ended March 31, 2020 and 2019, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation		Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2020
Balances, December 31, 2019	$(27)		$11		$(114)		$(42)		$3	$(169)
Other comprehensive loss before reclassifications	—		(8)		—		(35)		—	(43)
Amounts reclassified from AOCI	2	(a)	(1)	(b)	3	(c)	—		—	4
Net other comprehensive income (loss)	2		(9)		3		(35)		—	(39)
Impact of disposal of a business	23	(d)	—		—		(13)	(d)	—	10
Balances, March 31, 2020	$(2)		$2		$(111)		$(90)		$3	$(198)
Attributable to noncontrolling interests	$—		$—		$—		$(6)		$—	$(6)
Attributable to NEE	$(2)		$2		$(111)		$(84)		$3	$(192)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2019
Balances, December 31, 2018	$(55)		$(7)		$(65)		$(63)	$2	$(188)
Other comprehensive income (loss) before reclassifications	—		8		(52)		10	(1)	(35)
Amounts reclassified from AOCI	10	(a)	2	(b)	(1)	(c)	—	—	11
Net other comprehensive income (loss)	10		10		(53)		10	(1)	(24)
Acquisition of Gulf Power	(1)		—		—		—	—	(1)
Balances, March 31, 2019	$(46)		$3		$(118)		$(53)	$1	$(213)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

(c)	Reclassified to other net periodic benefit income in NEE's condensed consolidated statements of income.

(d)
Reclassified to gains on disposal of businesses/assets - net and interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments. See Note 11 - Disposal of a Business.

10.  Debt

Significant long-term debt issuances and borrowings during the three months ended March 31, 2020 were as follows:

	Principal Amount	Interest Rate		Maturity Date
	(millions)
FPL:
First mortgage bonds	$1,100	2.85%		2025
Senior unsecured notes	$175	Variable	(a)	2070
NEECH:
Debentures, related to NEE's equity units	$2,500	1.84%		2025
———————————————

(a)	Variable rate is based on an underlying index less a specified margin. Permit individual noteholders to require repayment at specified dates prior to maturity.

In February 2020, NEE sold $2.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series K Debenture due March 1, 2025, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than March 1, 2023 (the final settlement date) for a price of $50 in

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $282.04 to $352.55. If purchased on the final settlement date, as of March 31, 2020, the number of shares issued would (subject to antidilution adjustments) range from 0.1773 shares if the applicable market value of a share of common stock is less than or equal to $282.04 to 0.1418 shares if the applicable market value of a share is equal to or greater than $352.55, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending February 24, 2023. Total annual distributions on the equity units are at the rate of 5.279%, consisting of interest on the debentures (1.84% per year) and payments under the stock purchase contracts (3.439% per year). The interest rate on the debentures is expected to be reset on or after August 25, 2022. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In April 2020, NEECH sold $1.25 billion principal amount of its 2.75% Debentures, Series due May 1, 2025, which are fully and unconditionally guaranteed by NEE.

11.  Summary of Significant Accounting and Reporting Policies

Restricted Cash - At March 31, 2020 and December 31, 2019, NEE had approximately $499 million ($132 million for FPL) and $508 million ($118 million for FPL), respectively, of restricted cash, of which approximately $392 million ($77 million for FPL) and $411 million ($54 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and margin cash collateral requirements. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $160 million is netted against derivative assets and $113 million is netted against derivative liabilities at March 31, 2020 and $139 million is netted against derivative assets and $66 million is netted against derivative liabilities at December 31, 2019. See Note 4.
Disposal of a Business - On February 11, 2020, a subsidiary of NextEra Energy Resources completed the sale of its ownership interest in two solar generation facilities located in Spain with a total generating capacity of 99.8 MW for net cash proceeds of approximately €117 million (approximately $128 million), subject to working capital and other adjustments. In connection with the sale, a gain of approximately $260 million (pretax and after tax) was recorded in NEE's condensed consolidated statements of income for the three months ended March 31, 2020. The carrying amounts of the major classes of assets related to the facilities that were classified as held for sale, which are included in current other assets on NEE's condensed consolidated balance sheets, were approximately $440 million at December 31, 2019 and primarily represent property, plant and equipment. Liabilities associated with assets held for sale, which are included in current other liabilities on NEE's condensed consolidated balance sheets, were approximately $647 million at December 31, 2019 and primarily represent long-term debt and interest rate derivatives.

Measurement of Credit Losses on Financial Instruments - Effective January 1, 2020, NEE and FPL adopted an accounting standards update that provides for a new methodology, the current expected credit loss (CECL) model, to account for credit losses for certain financial assets measured at amortized cost. On January 1, 2020, NEE recorded a reduction to retained earnings of approximately $11 million representing the cumulative effect of adopting the new standards update, which primarily related to the impact of applying the CECL model to NEER's receivables. The impact of adopting the new standards update was not material to FPL. See also Note 5 - Special Use Funds.

Allowance for Doubtful Accounts - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is estimated primarily using a percentage, derived from historical revenue and write-off trends, of the previous four months of revenue. NEER regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of accounts receivable based on the historical bad debt write-off trends for its retail electricity provider operations. When necessary, NEER uses the specific identification method for all other receivables. Current events and reasonable and supportable forecasts are considered when reviewing all receivables for collectibility.

Reference Rate Reform - In March 2020, the Financial Accounting Standards Board (FASB) issued an accounting standards update which provides certain options to apply GAAP guidance on contract modifications and hedge accounting as companies transition from the London Inter-Bank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates that are yet to be determined or finalized. NEE’s and FPL’s contracts that reference LIBOR or other interbank offered rates mainly relate to debt and derivative instruments. The standards update was effective upon issuance but can be applied prospectively through December 31, 2022. NEE and FPL are currently evaluating whether to apply the options provided by the standards update with regard to their contracts that reference LIBOR or other interbank offered rates as an interest rate benchmark.

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

At March 31, 2020, estimated capital expenditures for the remainder of 2020 through 2024 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals for FPL and Gulf Power) have been received were as follows:

	Remainder of 2020	2021	2022	2023	2024	Total
	(millions)
FPL:
Generation:(a)
New(b)	$980	$885	$550	$490	$710	$3,615
Existing	750	950	1,075	1,155	885	4,815
Transmission and distribution(c)	2,450	4,040	4,110	4,450	4,450	19,500
Nuclear fuel	135	220	165	120	145	785
General and other	560	500	440	415	420	2,335
Total	$4,875	$6,595	$6,340	$6,630	$6,610	$31,050
Gulf Power	$620	$810	$645	$650	$680	$3,405
NEER:
Wind(d)	$2,580	$180	$10	$10	$10	$2,790
Solar(e)	855	485	—	5	—	1,345
Battery storage	85	455	—	—	—	540
Nuclear, including nuclear fuel	95	210	165	120	180	770
Natural gas pipelines(f)	525	280	25	—	—	830
Rate-regulated transmission	235	140	30	10	15	430
Other	550	55	65	50	60	780
Total	$4,925	$1,805	$295	$195	$265	$7,485
———————————————

(a)	Includes AFUDC of approximately $25 million, $70 million, $40 million, $20 million and $30 million for the remainder of 2020 through 2024, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Includes AFUDC of approximately $30 million, $55 million, $55 million, $40 million and $35 million for the remainder of 2020 through 2024, respectively.

(d)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 4,215 MW.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 1,580 MW.

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

At March 31, 2020, NEER has entered into contracts with expiration dates ranging from late April 2020 through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines and a rate-regulated transmission facility. Approximately $4.0 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates ranging from late April 2020 through 2040.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The required capacity and/or minimum payments under contracts, including those discussed above, at March 31, 2020 were estimated as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter
	(millions)
FPL(a)	$800	$1,010	$990	$975	$970	$11,350
NEER(b)(c)(d)	$3,170	$585	$260	$180	$185	$1,395
———————————————

(a)
Includes approximately $305 million, $415 million, $415 million, $410 million, $410 million and $6,765 million for the remainder of 2020 through 2024 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $79 million and $79 million for the three months ended March 31, 2020 and 2019, respectively, of which $27 million and $28 million, respectively, were eliminated in consolidation at NEE.

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

(c)	Includes approximately $110 million of commitments to invest in technology investments through 2029.

(d)
Includes approximately $230 million, $20 million, $20 million, $20 million, $10 million and $15 million for the remainder of 2020 through 2024 and thereafter, respectively, of joint obligations of NEECH and NEER.

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

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils, except for Duane Arnold which has a sublimit of $500 million. NEE participates in co-insurance of 10% of the first $400 million of losses per site per occurrence. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $173 million ($106 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $4 million and $4 million, plus any applicable taxes, respectively.

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

Coronavirus Pandemic - NEE and FPL are closely monitoring the global outbreak of the novel coronavirus (COVID-19) and are taking steps intended to mitigate the potential risks to NEE and FPL posed by COVID-19. NEE, including FPL, has implemented its pandemic plan, which includes putting in place various processes and procedures to limit the impact on its business, as well as the spread of the virus in its workforce. NEE and its subsidiaries, including FPL, have been able to access the capital markets. To date, there has been no material impact on NEE’s or FPL’s workforce, operations, financial performance, liquidity or on their supply chain as a result of COVID-19; however, the ultimate severity or duration of the outbreak or its effects on the global, national or local economy, the capital and credit markets, or NEE’s and FPL’s workforce, customers and suppliers are uncertain. NEE and FPL cannot predict whether COVID-19 will have a material impact on their businesses, financial condition, liquidity or results of operations.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

13.  Segment Information

The table below presents information for NEE's reportable segments, FPL, a rate-regulated utility business, and NEER, which is comprised of competitive energy and rate-regulated transmission businesses, as well as for Gulf Power, a rate-regulated utility business acquired in January 2019 (see Note 7 - Gulf Power). Corporate and Other represents other business activities and includes eliminating entries. During the fourth quarter of 2019, NEET, which was previously reported in Corporate and Other, was moved to the NEER segment. Prior year amounts for NEER and Corporate and Other were adjusted to reflect this segment change.

	Three Months Ended March 31,
	2020						2019
	FPL	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$2,540	$328	$1,773		$(28)	$4,613	$2,618	$328	$1,161		$(32)	$4,075
Operating expenses - net	$1,625	$270	$706		$31	$2,632	$1,761	$271	$865		$43	$2,940
Net income (loss) attributable to NEE	$642	$40	$318	(b)	$(579)	$421	$588	$37	$321	(b)	$(266)	$680
———————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	See Note 6 for a discussion of NEER's tax benefits related to PTCs.

	March 31, 2020					December 31, 2019
	FPL	Gulf Power	NEER	Corporate and Other	NEE Consoli- dated	FPL	Gulf Power	NEER	Corporate and Other	NEE Consoli- dated
					(millions)
Total assets	$58,317	$6,240	$51,455	$4,625	$120,637	$57,188	$5,855	$51,516	$3,132	$117,691

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than five million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2019 MWh produced on a net generation basis. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER, as well as Gulf Power, acquired in January 2019 (see Note 7 - Gulf Power), and Corporate and Other, which is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries. See Note 13 for additional segment information, including a discussion of a change in segment reporting. The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2019 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
	(millions)
FPL	$642	$588	$1.31	$1.22
Gulf Power	40	37	0.08	0.08
NEER(a)(b)	318	321	0.65	0.67
Corporate and Other(b)	(579)	(266)	(1.18)	(0.56)
NEE	$421	$680	$0.86	$1.41
———————————————

(a)
NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries.

(b)	NEER's and Corporate and Other's results for 2019 were retrospectively adjusted to reflect a segment change. See Note 13.

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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended March 31,
	2020	2019
	(millions)
Net losses associated with non-qualifying hedge activity(a)	$(718)	$(366)
Differential membership interests-related - NEER	$(25)	$(22)
NEP investment gains, net - NEER	$(36)	$(36)
Gain on disposal of a business - NEER(b)	$258	$—
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net - NEER	$(229)	$84
Operating results of solar projects in Spain - NEER	$1	$1
Acquisition-related - Corporate and Other	$—	$(41)
———————————————

(a)
For the three months ended March 31, 2020 and 2019, approximately $180 million and $173 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

(b)	See Note 11 - Disposal of a Business for a discussion of the sale of two solar generation facilities in Spain (Spain projects).

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended March 31, 2020 was lower than the prior year period by $259 million, reflecting lower results at Corporate and Other and NEER, partly offset by higher results at FPL and Gulf Power.

FPL's increase in net income for the three months ended March 31, 2020 was primarily driven by continued investments in plant in service and other property. During both 2020 and 2019, FPL earned an 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of March 31, 2020 and March 31, 2019, respectively.

Gulf Power's results increased slightly for the three months ended March 31, 2020.

NEER's results decreased slightly for the three months ended March 31, 2020 primarily reflecting unfavorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds compared to 2019, mostly offset by the gain recognized on the sale of the Spain projects and higher earnings on existing generation assets and new investments.

Corporate and Other's results decreased for the three months ended March 31, 2020 primarily due to unfavorable non-qualifying hedge activity, partly offset by the absence of 2019 acquisition-related costs.

NEE's effective income tax rates for the three months ended March 31, 2020 and 2019 were approximately (322)% and 11%, respectively. See Note 6 for a discussion of NEE's and FPL's effective income tax rates.

NEE and FPL are closely monitoring the global outbreak of COVID-19 and are taking steps intended to mitigate the potential risks to NEE and FPL posed by COVID-19. See Note 12 - Coronavirus Pandemic.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average retail rate base for the three months ended March 31, 2020 by approximately $3.7 billion, when compared to the same period in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions and, at the end of the first quarter of 2019, the Okeechobee Clean Energy Center, an approximately 1,750 MW natural gas-fired combined-cycle unit, achieved commercial operation.

The use of reserve amortization is permitted by a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity as well as revenue and costs not recoverable from retail customers by the FPSC. During the three months ended March 31, 2020 and 2019, FPL recorded reserve amortization of approximately $149 million and $156 million, respectively.

In March 2020, the FPSC approved FPL’s SolarTogether program, a voluntary community solar program that gives FPL customers an opportunity to participate directly in the expansion of solar energy and receive credits on their monthly FPL bill for savings generated. The program includes the addition of 20 dedicated 74.5 MW new solar power plants owned and operated by FPL. As of March 31, 2020, 6 of the 20 plants have been placed into service. The remainder of the plants are expected to be placed into service by mid-2021.

Operating Revenues
During the three months ended March 31, 2020, FPL’s operating revenues decreased $78 million. The decrease reflects lower fuel revenues of approximately $141 million primarily related to lower fuel and energy prices as well as lower storm-related revenues. These decreases were partly offset by an increase of $94 million in retail base revenues reflecting additional revenues of approximately $45 million related to retail base rate increases primarily associated with the Okeechobee Clean Energy Center and the addition of new solar generation in 2019. Retail base revenues during the three months ended March 31, 2020 were also impacted by an increase of 1.8% in the average usage per retail customer and an increase of 1.4% in the average number of customer accounts.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $143 million for the three months ended March 31, 2020 primarily reflecting lower fuel and energy prices.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $27 million during the three months ended March 31, 2020. The increase in depreciation and amortization expense during the three months ended March 31, 2020 primarily reflects increased depreciation related to higher plant in service balances partly offset by lower storm-recovery cost amortization primarily as a result of the final payment of the storm-recovery bonds in the third quarter of 2019. During the three months ended March 31, 2020 and 2019, FPL recorded reserve amortization of approximately $149 million and $156 million, respectively. Reserve amortization reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the condensed consolidated balance sheets. At March 31, 2020, approximately $744 million remains in accrued asset removal costs related to reserve amortization.

Gulf Power: Results of Operations

Gulf Power's net income attributable to NEE increased $3 million for the three months ended March 31, 2020. Operating revenues were approximately $328 million for both the three months ended March 31, 2020 and 2019 and operating expenses decreased $1 million for the three months ended March 31, 2020.

NEER: Results of Operations

NEER’s net income less net loss attributable to noncontrolling interests decreased $3 million for the three months ended March 31, 2020. The primary drivers, on an after-tax basis, of the changes are in the following table.

Increase (Decrease) From Prior Year Period
Three Months Ended March 31, 2020
(millions)
New investments(a)	$37
Existing assets(a)	45
Gas infrastructure(a)	10
Customer supply and proprietary power and gas trading(b)	(9)
NEET(b)	21
Interest and other general and administrative expenses(c)	(29)
Other, including other investment income and income taxes	(4)
Change in non-qualifying hedge activity(d)	(7)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(d)	(313)
Disposals of businesses/assets(e)	246
Decrease in net income less net loss attributable to noncontrolling interests	$(3)
———————————————

(a)
Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with PTCs and ITCs for wind and solar projects, as applicable, but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects and pipelines are included in new investments during the first twelve months of operation or ownership. Project results are included in existing assets and pipeline results are included in gas infrastructure beginning with the thirteenth month of operation or ownership.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)
Includes differential membership interest costs. Excludes unrealized mark-to-market gains and losses related to interest rate derivative contracts, which are included in change in non-qualifying hedge activity.

(d)	See Overview - Adjusted Earnings for additional information.

(e)	Primarily relates to the sale of the Spain projects. See Note 11 - Disposal of a Business.

New Investments
Results from new investments for the three months ended March 31, 2020 increased primarily due to higher earnings, including federal income tax credits, related to new wind and solar generating facilities that entered service during or after the three months ended March 31, 2019 as well as investments in pipelines.

Existing Assets
Results from existing assets for the three months ended March 31, 2020 increased primarily due to higher results from wind generation facilities related to more favorable wind resource as compared to the prior year period and increased tax credits from repowered wind generation facilities.

Other Factors
Supplemental to the primary drivers of the changes in NEER's net income less net loss attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2020 increased $612 million primarily due to:

•
the impact of gains from non-qualifying commodity hedges (approximately $441 million of gains for the three months ended March 31, 2020 compared to $63 million of losses for the comparable period in 2019),

•	net increases in revenues of $68 million from the customer supply and proprietary power and gas trading business and gas infrastructure business,

•	higher revenues of $47 million from NEET, and

•	revenues from new investments of $19 million,
partly offset by,

•	lower revenues from existing assets of $22 million primarily related to the sale of the Spain projects.

Operating Expenses - net
Operating expenses - net for the three months ended March 31, 2020 decreased $159 million primarily due to higher gains of approximately $247 million primarily related to the sale of the Spain projects (see Note 11 - Disposal of a Business), partly offset by higher other operations and maintenance expenses of approximately $46 million and higher depreciation expense of $28 million primarily associated with new investments and acquisitions.

Interest Expense
NEER’s interest expense for the three months ended March 31, 2020 increased approximately $107 million primarily reflecting $125 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $390 million of equity in losses of equity method investees for the three months ended March 31, 2020 compared to $16 million of equity in earnings of equity method investees for the prior year period. The change for the three months ended March 31, 2020 primarily reflects equity in losses of NEP recorded in 2020 primarily related to unfavorable impacts related to changes in the fair value of interest rate derivative instruments. The losses during the three months ended March 31, 2020 were partly offset by increased equity in earnings of other equity method investees.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds - net
For the three months ended March 31, 2020, changes in the fair value of equity securities in NEER's nuclear decommissioning funds, primarily equity securities in NEER's special use funds, relate to unfavorable market conditions in 2020 compared to favorable market conditions in 2019.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs from solar and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. Also see Note 6 for a discussion of PTCs and ITCs and other income tax impacts.

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

Corporate and Other's results decreased $313 million during the three months ended March 31, 2020. The decrease for the three months ended March 31, 2020 primarily reflects higher after-tax losses of approximately $345 million related to non-qualifying hedge activity as a result of unfavorable impacts related to changes in the fair value of interest rate derivative instruments, partly offset by the absence of acquisition and integration costs incurred in 2019.

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

Cash Flows

NEE's sources and uses of cash for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(millions)
Sources of cash:
Cash flows from operating activities	$1,894	$1,597
Issuances of long-term debt	4,354	2,768
Payments from related parties under a cash sweep and credit support agreement – net	48	—
Issuances of common stock - net	—	20
Net increase in commercial paper and other short-term debt	685	—
Other sources - net	152	137
Total sources of cash	7,133	4,522
Uses of cash:
Capital expenditures, acquisitions, independent power and other investments and nuclear fuel purchases(a)	(3,284)	(7,029)
Retirements of long-term debt	(312)	(166)
Net decrease in commercial paper and other short-term debt	—	(498)
Payments to related parties under a cash sweep and credit support agreement – net	—	(24)
Issuances of common stock/equity units - net	(57)	—
Dividends	(685)	(598)
Other uses - net	(75)	(128)
Total uses of cash	(4,413)	(8,443)
Effects of currency translation on cash, cash equivalents and restricted cash	6	9
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,726	$(3,912)
———————————————

(a)	2019 includes the acquisition of Gulf Power. See Note 7 - Gulf Power.

For significant financing activity that occurred in April 2020, see Note 10.

NEE's primary capital requirements are for expanding and enhancing FPL's and Gulf Power's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2020 through 2024 and thereafter. The following table provides a summary of the major capital investments for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(millions)
FPL:
Generation:
New	$216	$199
Existing	219	291
Transmission and distribution	722	651
Nuclear fuel	42	36
General and other	102	63
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	135	(100)
Total	1,436	1,140
Gulf Power	340	95
NEER(a):
Wind	635	456
Solar	536	253
Nuclear, including nuclear fuel	36	75
Natural gas pipelines	54	104
Other gas infrastructure	188	275
Other	58	60
Total	1,507	1,223
Corporate and Other (2019 primarily related to the acquisition of Gulf Power, see Note 7)(a)	1	4,571
Total capital expenditures, acquisitions, independent power and other investments and nuclear fuel purchases	$3,284	$7,029
———————————————
(a) Amounts for 2019 were retrospectively adjusted to reflect a segment change. See Note 13.

Liquidity

At March 31, 2020, NEE's total net available liquidity was approximately $10.1 billion. The table below provides the components of FPL's, Gulf Power's and NEECH's net available liquidity at March 31, 2020:

					Maturity Date
	FPL	Gulf Power	NEECH	Total	FPL	Gulf Power	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$2,913	$900	$5,282	$9,095	2021 - 2025	2025	2021 - 2025
Issued letters of credit	(3)	—	(257)	(260)
	2,910	900	5,025	8,835

Bilateral revolving credit facilities	680	—	1,025	1,705	2020 - 2022		2020 - 2023
Borrowings	—	—	(500)	(500)
	680	—	525	1,205

Letter of credit facilities(b)	—	—	900	900			2021
Issued letters of credit	—	—	(820)	(820)
	—	—	80	80

Subtotal	3,590	900	5,630	10,120

Cash and cash equivalents	1,001	317	2,011	3,329
Commercial paper and other short-term borrowings outstanding(c)	(210)	(563)	(2,528)	(3,301)
Net available liquidity	$4,381	$654	$5,113	$10,148
———————————————

(a)
Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $2,525 million ($575 million for FPL, $75 million for Gulf Power and $1,875 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $948 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $411 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. Gulf Power's syndicated revolving credit facilities are also available to support the purchase of approximately $269 million of its tax exempt bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity. Approximately $2,314 million of FPL's and $4,062 million of NEECH's syndicated revolving credit facilities expire in 2025.

(b)	Only available for the issuance of letters of credit.

(c)	Excludes short-term borrowings under NEECH's bilateral revolving credit facilities of $300 million, which are included in borrowings above.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At March 31, 2020, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at March 31, 2020, NEE subsidiaries had approximately $3.5 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At March 31, 2020, these guarantees totaled approximately $366 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At March 31, 2020, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at March 31, 2020) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $566 million.

At March 31, 2020, subsidiaries of NEE also had approximately $1.6 billion of standby letters of credit and approximately $672 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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
NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL and Gulf Power. NEE has fully and unconditionally guaranteed certain payment obligations of NEECH, including most of its debt and all of its debentures registered pursuant to the Securities Act of 1933 and commercial paper issuances, as well as most of its payment guarantees and indemnifications, and NEECH has guaranteed certain debt and other obligations of subsidiaries within the NEER segment.

Summarized financial information of NEE and NEECH is as follows:

	Three Months Ended March 31, 2020		Year Ended December 31, 2019
	NEE (Guarantor)	NEECH	NEE (Guarantor)	NEECH
	(millions)
Operating revenues	$—	$1,782	$—	$5,671
Operating income (loss)	$(58)	$1,065	$(209)	$2,002
Net income (loss)	$421	$(391)	$3,769	$900
Net income (loss) attributable to NEE/NEECH	$421	$(278)	$3,769	$1,281

	March 31, 2020		December 31, 2019
	NEE (Guarantor)	NEECH	NEE (Guarantor)	NEECH
	(millions)
Total current assets	$147	$5,662	$98	$4,637
Total noncurrent assets	$36,757	$48,168	$37,247	$47,681
Noncontrolling interests	$—	$4,472	$—	$4,355
Total current liabilities	$307	$9,755	$170	$8,533
Total noncurrent liabilities	$194	$31,024	$170	$27,893

New Accounting Rules and Interpretations

Reference Rate Reform - In March 2020, the FASB issued an accounting standards update which provides certain options to apply GAAP guidance on contract modifications and hedge accounting as companies transition from LIBOR and other interbank offered rates to alternative reference rates. See Note 11 - Reference Rate Reform.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2020 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Three months ended March 31, 2020
Fair value of contracts outstanding at December 31, 2019	$651	$1,209	$(10)	$(1)	$1,849
Reclassification to realized at settlement of contracts	(138)	(119)	2	1	(254)
Value of contracts acquired	86	(40)	—	—	46
Net option premium purchases (issuances)	—	1	—	—	1
Changes in fair value excluding reclassification to realized	111	515	(4)	—	622
Fair value of contracts outstanding at March 31, 2020	710	1,566	(12)	—	2,264
Net margin cash collateral paid (received)					(74)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2020	$710	$1,566	$(12)	$—	$2,190

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2020 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2020
(millions)
Current derivative assets	$966
Noncurrent derivative assets	1,934
Current derivative liabilities	(386)
Noncurrent derivative liabilities	(324)
NEE's total mark-to-market energy contract net assets	$2,190

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2020 were as follows:

	Maturity
	2020	2021	2022	2023	2024	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(391)	$51	$54	$8	$14	$—	$(264)
Significant other observable inputs	92	(24)	(48)	(1)	(10)	(67)	(58)
Significant unobservable inputs	336	66	61	79	60	430	1,032
Total	37	93	67	86	64	363	710
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	7	39	8	—	—	—	54
Significant other observable inputs	246	172	158	103	56	260	995
Significant unobservable inputs	32	46	44	35	39	321	517
Total	285	257	210	138	95	581	1,566
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(3)	—	—	—	—	—	(3)
Significant unobservable inputs	(6)	(3)	—	—	—	—	(9)
Total	(9)	(3)	—	—	—	—	(12)
Total sources of fair value	$313	$347	$277	$224	$159	$944	$2,264

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2019 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Three months ended March 31, 2019
Fair value of contracts outstanding at December 31, 2018	$593	$794	$(41)	$—	$1,346
Reclassification to realized at settlement of contracts	(47)	7	26	1	(13)
Value of contracts acquired	—	—	—	(6)	(6)
Net option premium purchases (issuances)	10	—	—	—	10
Changes in fair value excluding reclassification to realized	53	(57)	1	—	(3)
Fair value of contracts outstanding at March 31, 2019	609	744	(14)	(5)	1,334
Net margin cash collateral paid (received)					(61)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2019	$609	$744	$(14)	$(5)	$1,273

With respect to commodities, NEE's Exposure Management Committee (EMC), which is comprised of certain members of senior management, and NEE's chief executive officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The EMC and NEE's chief executive officer receive periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2019	$—	$2	$2	$—	$25	$25	$—	$26	$26
March 31, 2020	$—	$4	$4	$1	$64	$64	$1	$64	$64
Average for the three months ended March 31, 2020	$—	$2	$2	$1	$39	$39	$1	$40	$40
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,016	$2,016	$2,099	$2,099
Other investments, primarily debt securities	$167	$167	$181	$181
Long-term debt, including current portion	$43,605	$45,791	$39,667	$42,928
Interest rate contracts - net unrealized losses	$(1,478)	$(1,478)	$(716)	$(716)
FPL:
Fixed income securities - special use funds	$1,511	$1,511	$1,574	$1,574
Long-term debt, including current portion	$15,422	$17,721	$14,161	$16,448
———————————————

(a)	See Note 5.

The special use funds of NEE and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NEE's and FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities primarily carried at estimated fair value. At FPL, changes in fair value, including any credit losses, result in a corresponding adjustment to the related regulatory asset or liability accounts based on current regulatory treatment. The changes in fair value of NEE's non-rate regulated operations result in a corresponding adjustment to OCI, except for credit losses and unrealized losses on available for sale securities intended or required to be sold prior to recovery of the amortized cost basis, which are reported in current period earnings. Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities.

At March 31, 2020, NEE had interest rate contracts with a net notional amount of approximately $8.3 billion related to expected future and outstanding debt issuances and borrowings. The net notional amount consists of approximately $9.0 billion to manage exposure to the variability of cash flows associated with expected future and outstanding debt issuances at NEECH and NEER. This is offset by approximately $700 million that effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 4.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE's net liabilities would increase by approximately $1,584 million ($628 million for FPL) at March 31, 2020.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $3,166 million and $3,963 million ($1,989 million and $2,491 million for FPL) at March 31, 2020 and December 31, 2019, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At March 31, 2020, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in an approximately $291 million ($186 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At March 31, 2020, approximately 89% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2020.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2019 Form 10-K except as follows:

The coronavirus pandemic may have a material adverse impact on NEE’s and FPL's business, financial condition, liquidity and results of operations.

NEE and FPL are closely monitoring the global outbreak of COVID-19. At this time, NEE and FPL are unable to determine the ultimate severity or duration of the outbreak or its effects on, among other things, the global, national or local economy, the capital and credit markets, or NEE’s and FPL’s workforce, customers and suppliers. As a result, NEE and FPL cannot predict whether COVID-19 will have a material adverse impact on their businesses, financial condition, liquidity and results of operations.

The factors discussed in Part I, Item 1A. Risk Factors in the 2019 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described above and in the 2019 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2020 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/20 - 1/31/20	—	—	—	45,000,000
2/1/20 - 2/29/20	59,481	$278.52	—	45,000,000
3/1/20 - 3/31/20	509	$204.07	—	45,000,000
Total	59,990	$277.89	—
————————————

(a)
Includes: (1) in February 2020, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in March 2020, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.

(b)	In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock over an unspecified period.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
4(a)	Purchase Contract Agreement, dated as of February 1, 2020, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent	x
4(b)
Pledge Agreement, dated as of February 1, 2020, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent
x
4(c)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 21, 2020, creating the Series K Debentures due March 1, 2025	x
*4(d)
Officer's Certificate of Florida Power & Light Company, dated March 13, 2020, creating the Floating Rate Notes, Series due March 13, 2070 (filed as Exhibit 4 to Form 8-K dated March 13, 2020, File No. 2-27612)
		x	x
4(e)	One Hundred Thirty-First Supplemental Indenture dated as of March 1, 2020 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
*4(f)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. dated April 6, 2020, creating the 2.75% Debentures, Series due May 1, 2025 (filed as Exhibit 4 to Form 8-K dated April 6, 2020, File No. 1-8841)
x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
_________________________

*	Incorporated herein by reference

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

Date: April 23, 2020

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller (Principal Accounting Officer)