Form 10-Q
period 2020-06-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2020-07-24
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at June 30, 2020: 489,647,761

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at June 30, 2020, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) and Part II, Item 1A. Risk Factors in NEE's and FPL's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (March 2020 Form 10-Q), and investors should refer to those sections of the 2019 Form 10-K and the March 2020 Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
OPERATING REVENUES	$4,204	$4,970	$8,817	$9,044
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	731	1,074	1,552	2,041
Other operations and maintenance	904	900	1,734	1,715
Depreciation and amortization	981	1,181	1,829	1,952
Gains on disposal of businesses/assets - net	(17)	(354)	(290)	(380)
Taxes other than income taxes and other - net	419	422	825	834
Total operating expenses - net	3,018	3,223	5,650	6,162
OPERATING INCOME	1,186	1,747	3,167	2,882
OTHER INCOME (DEDUCTIONS)
Interest expense	(320)	(601)	(1,630)	(1,315)
Equity in earnings (losses) of equity method investees	154	(6)	(236)	10
Allowance for equity funds used during construction	20	12	42	37
Interest income	11	13	23	25
Gains on disposal of investments and other property - net	2	8	26	31
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net	218	39	(110)	156
Other net periodic benefit income	47	35	99	86
Other - net	(4)	16	4	31
Total other income (deductions) - net	128	(484)	(1,782)	(939)
INCOME BEFORE INCOME TAXES	1,314	1,263	1,385	1,943
INCOME TAX EXPENSE (BENEFIT)	185	124	(51)	198
NET INCOME	1,129	1,139	1,436	1,745
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	146	95	259	169
NET INCOME ATTRIBUTABLE TO NEE	$1,275	$1,234	$1,695	$1,914
Earnings per share attributable to NEE:
Basic	$2.60	$2.58	$3.46	$4.00
Assuming dilution	$2.59	$2.56	$3.45	$3.97

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME	$1,129	$1,139	$1,436	$1,745
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $1 tax benefit, less than $1 tax expense, $2 tax benefit and $3 tax expense, respectively)	3	8	5	18
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $6, $3, $2 and $6 tax expense, respectively)	14	7	6	15
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1 tax benefit, less than $1 and $1 tax expense, respectively)	—	(1)	(1)	1
Defined benefit pension and other benefits plans:
Net unrealized gain (loss) and unrecognized prior service benefit (cost) (net of less than $1 and $16 tax benefit, respectively)	—	(1)	—	(53)
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1, less than $1 and less than $1 tax benefit, respectively)	(2)	—	1	(1)
Net unrealized gains (losses) on foreign currency translation	17	8	(18)	18
Other comprehensive income related to equity method investees (net of less than $1 tax expense)	—	1	—	—
Total other comprehensive income (loss), net of tax	32	22	(7)	(2)
IMPACT OF DISPOSAL OF A BUSINESS (NET OF $19 TAX BENEFIT)	—	—	10	—
COMPREHENSIVE INCOME	1,161	1,161	1,439	1,743
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	143	95	262	169
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$1,304	$1,256	$1,701	$1,912

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2020	December 31, 2019
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$99,955	$96,093
Nuclear fuel	1,690	1,755
Construction work in progress	10,553	9,330
Accumulated depreciation and amortization	(25,872)	(25,168)
Total property, plant and equipment - net ($12,580 and $11,893 related to VIEs, respectively)	86,326	82,010
CURRENT ASSETS
Cash and cash equivalents	1,009	600
Customer receivables, net of allowances of $41 and $19, respectively	2,391	2,282
Other receivables	476	525
Materials, supplies and fossil fuel inventory	1,367	1,328
Regulatory assets	413	335
Derivatives	708	762
Other	1,217	1,576
Total current assets	7,581	7,408
OTHER ASSETS
Special use funds	6,800	6,954
Investment in equity method investees	6,957	7,453
Prepaid benefit costs	1,500	1,437
Regulatory assets	3,253	3,287
Derivatives	1,762	1,624
Goodwill	4,213	4,204
Other	3,569	3,314
Total other assets	28,054	28,273
TOTAL ASSETS	$121,961	$117,691
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 490 and 489, respectively)	$5	$5
Additional paid-in capital	11,720	11,970
Retained earnings	25,511	25,199
Accumulated other comprehensive loss	(163)	(169)
Total common shareholders' equity	37,073	37,005
Noncontrolling interests ($4,496 and $4,350 related to VIEs, respectively)	4,501	4,355
Total equity	41,574	41,360
Redeemable noncontrolling interests	291	487
Long-term debt ($495 and $498 related to VIEs, respectively)	42,667	37,543
Total capitalization	84,532	79,390
CURRENT LIABILITIES
Commercial paper	101	2,516
Other short-term debt	708	400
Current portion of long-term debt ($27 and $27 related to VIEs, respectively)	3,068	2,124
Accounts payable	4,097	3,631
Customer deposits	497	499
Accrued interest and taxes	885	558
Derivatives	337	344
Accrued construction-related expenditures	1,006	1,152
Regulatory liabilities	276	320
Other	1,390	2,309
Total current liabilities	12,365	13,853
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	3,512	3,457
Deferred income taxes	8,070	8,361
Regulatory liabilities	9,756	9,936
Derivatives	1,715	863
Other	2,011	1,831
Total other liabilities and deferred credits	25,064	24,448
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$121,961	$117,691

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,436	$1,745
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,829	1,952
Nuclear fuel and other amortization	125	172
Unrealized losses (gains) on marked to market derivative contracts – net	730	(16)
Foreign currency transaction losses (gains)	(22)	12
Deferred income taxes	(133)	102
Cost recovery clauses and franchise fees	(171)	(103)
Equity in losses (earnings) of equity method investees	236	(10)
Distributions of earnings from equity method investees	209	233
Gains on disposal of businesses, assets and investments – net	(316)	(411)
Other - net	207	(111)
Changes in operating assets and liabilities:
Current assets	(206)	(123)
Noncurrent assets	(153)	(157)
Current liabilities	26	(20)
Noncurrent liabilities	(5)	16
Net cash provided by operating activities	3,792	3,281
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(3,098)	(2,302)
Acquisition and capital expenditures of Gulf Power	(508)	(4,704)
Independent power and other investments of NEER	(2,532)	(2,560)
Nuclear fuel purchases	(131)	(169)
Other capital expenditures, acquisitions and other investments	(9)	(165)
Sale of independent power and other investments of NEER	151	1,034
Proceeds from sale or maturity of securities in special use funds and other investments	2,107	2,059
Purchases of securities in special use funds and other investments	(2,215)	(2,105)
Other - net	50	21
Net cash used in investing activities	(6,185)	(8,891)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	8,470	7,549
Retirements of long-term debt	(2,332)	(1,876)
Net change in commercial paper	(2,415)	1,632
Proceeds from other short-term debt	2,158	—
Repayments of other short-term debt	(1,850)	(4,600)
Payments from related parties under a cash sweep and credit support agreement – net	46	671
Issuances of common stock/equity units - net	(51)	26
Dividends on common stock	(1,371)	(1,197)
Other - net	68	(153)
Net cash provided by financing activities	2,723	2,052
Effects of currency translation on cash, cash equivalents and restricted cash	(2)	8
Net increase (decrease) in cash, cash equivalents and restricted cash	328	(3,550)
Cash, cash equivalents and restricted cash at beginning of period	1,108	5,253
Cash, cash equivalents and restricted cash at end of period	$1,436	$1,703
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$3,881	$1,514
Increase in property, plant and equipment related to an acquisition	$353	$—
Decrease in joint venture investments related to an acquisition	$145	$—

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	Aggregate Par Value
Balances, December 31, 2019	489	$5	$11,970	$(169)	$25,199	$37,005	$4,355	$41,360	$487
Net income (loss)	—	—	—	—	421	421	(112)		(1)
Premium on equity units	—	—	(253)	—	—	(253)	—		—
Share-based payment activity	—	—	4	—	—	4	—		—
Dividends on common stock(a)	—	—	—	—	(685)	(685)	—		—
Other comprehensive loss	—	—	—	(33)	—	(33)	(6)		—
Issuances of common stock/equity units - net	—	—	(51)	—	—	(51)	—		—
Impact of disposal of a business(b)	—	—	—	10	—	10	—		—
Adoption of accounting standards update(c)	—	—	—	—	(11)	(11)	—		—
Other differential membership interests activity	—	—	(2)	—	—	(2)	219		(248)
Other	—	—	—	—	(2)	(2)	16		—
Balances, March 31, 2020	489	5	11,668	(192)	24,922	36,403	4,472	$40,875	238
Net income (loss)	—	—	—	—	1,275	1,275	(144)		(2)
Share-based payment activity	1	—	55	—	—	55	—		—
Dividends on common stock(a)	—	—	—	—	(686)	(686)	—		—
Other comprehensive income	—	—	—	29	—	29	3		—
Other differential membership interests activity	—	—	(5)	—	—	(5)	153		55
Other	—	—	2	—	—	2	17		—
Balances, June 30, 2020	490	$5	$11,720	$(163)	$25,511	$37,073	$4,501	$41,574	$291
———————————————

(a)	Dividends per share were $1.40 for each of the three months ended June 30, 2020 and March 31, 2020.

(b)	See Note 11 - Disposal of Businesses.

(c)	See Note 11 - Measurement of Credit Losses on Financial Instruments.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	Aggregate Par Value
Balances, December 31, 2018	478	$5	$10,490	$(188)	$23,837	$34,144	$3,269	$37,413	$468
Net income (loss)	—	—	—	—	680	680	(74)		—
Share-based payment activity	1	—	30	—	—	30	—		—
Dividends on common stock(a)	—	—	—	—	(598)	(598)	—		—
Other comprehensive loss	—	—	—	(24)	—	(24)	—		—
Other differential membership interests activity	—	—	—	—	—	—	389		(394)
Other	—	—	(5)	(1)	—	(6)	30		(3)
Balances, March 31, 2019	479	5	10,515	(213)	23,919	34,226	3,614	$37,840	71
Net income (loss)	—	—	—	—	1,234	1,234	(95)		—
Share-based payment activity	—	—	47	—	—	47	—		—
Dividends on common stock(a)	—	—	—	—	(599)	(599)	—		—
Other comprehensive income	—	—	—	22	—	22	—		—
Other differential membership interests activity	—	—	—	—	—	—	(146)		—
Other	—	—	(20)	—	—	(20)	143		(3)
Balances, June 30, 2019	479	$5	$10,542	$(191)	$24,554	$34,910	$3,516	$38,426	$68
———————————————

(a)	Dividends per share were $1.25 for each of the three months ended June 30, 2019 and March 31, 2019.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
OPERATING REVENUES	$2,825	$3,158	$5,365	$5,776
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	511	806	1,096	1,535
Other operations and maintenance	361	387	677	727
Depreciation and amortization	550	776	952	1,152
Taxes other than income taxes and other - net	338	335	660	650
Total operating expenses - net	1,760	2,304	3,385	4,064
OPERATING INCOME	1,065	854	1,980	1,712
OTHER INCOME (DEDUCTIONS)
Interest expense	(151)	(152)	(304)	(291)
Allowance for equity funds used during construction	14	10	30	35
Other - net	1	2	2	2
Total other deductions - net	(136)	(140)	(272)	(254)
INCOME BEFORE INCOME TAXES	929	714	1,708	1,458
INCOME TAXES	180	51	317	207
NET INCOME(a)	$749	$663	$1,391	$1,251
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2020	December 31, 2019
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$56,210	$54,523
Nuclear fuel	1,180	1,153
Construction work in progress	3,513	3,351
Accumulated depreciation and amortization	(14,007)	(13,953)
Total electric utility plant and other property - net	46,896	45,074
CURRENT ASSETS
Cash and cash equivalents	67	77
Customer receivables, net of allowances of $22 and $3, respectively	1,183	1,024
Other receivables	341	333
Materials, supplies and fossil fuel inventory	763	722
Regulatory assets	284	227
Other	159	136
Total current assets	2,797	2,519
OTHER ASSETS
Special use funds	4,690	4,771
Prepaid benefit costs	1,515	1,477
Regulatory assets	2,488	2,549
Goodwill	300	300
Other	644	498
Total other assets	9,637	9,595
TOTAL ASSETS	$59,330	$57,188
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	12,752	10,851
Retained earnings	10,564	9,174
Total common shareholder's equity	24,689	21,398
Long-term debt	14,340	14,131
Total capitalization	39,029	35,529
CURRENT LIABILITIES
Commercial paper	89	1,482
Current portion of long-term debt	79	30
Accounts payable	799	768
Customer deposits	455	459
Accrued interest and taxes	556	266
Accrued construction-related expenditures	348	426
Regulatory liabilities	253	284
Other	359	510
Total current liabilities	2,938	4,225
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,316	2,268
Deferred income taxes	5,583	5,415
Regulatory liabilities	9,064	9,296
Other	400	455
Total other liabilities and deferred credits	17,363	17,434
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$59,330	$57,188

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,391	$1,251
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	952	1,152
Nuclear fuel and other amortization	80	85
Deferred income taxes	311	70
Cost recovery clauses and franchise fees	(135)	(72)
Other - net	39	25
Changes in operating assets and liabilities:
Current assets	(202)	(259)
Noncurrent assets	(59)	(37)
Current liabilities	158	249
Noncurrent liabilities	(38)	(8)
Net cash provided by operating activities	2,497	2,456
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,098)	(2,302)
Nuclear fuel purchases	(111)	(93)
Proceeds from sale or maturity of securities in special use funds	1,409	1,276
Purchases of securities in special use funds	(1,448)	(1,333)
Other - net	(25)	5
Net cash used in investing activities	(3,273)	(2,447)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including discounts	1,557	1,698
Retirements of long-term debt	(1,291)	(49)
Net change in commercial paper	(1,393)	(481)
Capital contributions from NEE	1,900	250
Dividends to NEE	—	(1,400)
Other - net	(24)	(21)
Net cash provided by (used in) financing activities	749	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(27)	6
Cash, cash equivalents and restricted cash at beginning of period	195	254
Cash, cash equivalents and restricted cash at end of period	$168	$260
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$595	$461

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2019	$1,373	$10,851	$9,174	$21,398
Net income	—	—	642
Capital contributions from NEE	—	1,200	—
Balances, March 31, 2020	1,373	12,051	9,816	$23,240
Net income	—	—	749
Capital contributions from NEE	—	700	—
Other	—	1	(1)
Balances, June 30, 2020	$1,373	$12,752	$10,564	$24,689

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2018	$1,373	$10,601	$9,040	$21,014
Net income	—	—	588
Capital contributions from NEE	—	250	—
Other	—	1	—
Balances, March 31, 2019	1,373	10,852	9,628	$21,853
Net income	—	—	663
Dividends to NEE	—	—	(1,400)
Other	—	(1)	—
Balances, June 30, 2019	$1,373	$10,851	$8,891	$21,115

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

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $4.1 billion ($2.8 billion at FPL) and $4.5 billion ($3.1 billion at FPL) for the three months ended June 30, 2020 and 2019, respectively, and $8.0 billion ($5.3 billion at FPL) and $8.4 billion ($5.7 billion at FPL) for the six months ended June 30, 2020 and 2019, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL - FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At June 30, 2020 and December 31, 2019, FPL's unbilled revenues amounted to approximately $507 million and $389 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets.
NEER - NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2020 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales associated with ISO annual auctions through 2024 and certain power purchase agreements with maturity dates through 2034. At June 30, 2020, NEER expects to record approximately $920 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2.  NEP

NextEra Energy Resources provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At June 30, 2020 and December 31, 2019, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $58 million and $12 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $29 million and $24 million for the three months ended June 30, 2020 and 2019, respectively, and $57 million and $48 million for the six months ended June 30, 2020 and 2019, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $73 million and $53 million are included in other receivables and $35 million and $33 million are included in noncurrent other assets at June 30, 2020 and December 31, 2019, respectively. Under the CSCS agreement, NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $650 million at June 30, 2020 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2020 to 2059 and included certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At June 30, 2020, approximately $31 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

In June 2019, subsidiaries of NextEra Energy Resources completed the sale of ownership interests in certain wind and solar generation facilities to a NEP subsidiary. See Note 11 - Disposal of Businesses.

Summarized financial information of NEP is as follows:

	Six Months Ended June 30,
	2020	2019
	(millions)
Operating revenues	$465	$397
Operating income	$138	$103
Net loss	$(593)	$(244)
Net loss attributable to NEP	$(176)	$(49)
3.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic income for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(millions)
Service cost	$21	$20	$—	$—	$42	$40	$1	$—
Interest cost	23	28	2	3	46	57	3	5
Expected return on plan assets	(80)	(78)	—	—	(161)	(156)	—	—
Amortization of prior service benefit	—	—	(4)	(4)	—	—	(8)	(8)
Amortization of actuarial loss	4	—	1	—	9	—	2	—
Special termination benefits(a)	7	16	—	—	9	16	—	—
Net periodic income at NEE	$(25)	$(14)	$(1)	$(1)	$(55)	$(43)	$(2)	$(3)
Net periodic income allocated to FPL	$(19)	$(18)	$(1)	$(1)	$(39)	$(36)	$(1)	$(2)

_________________________

(a)	Reflects enhanced early retirement benefits.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income. In addition, for the six months ended June 30, 2020 and 2019, NEE reclassified from AOCI approximately $23 million ($3 million after tax) to gains on disposal of businesses/assets - net (see Note 11 - Disposal of Businesses) and $6 million ($5 million after tax) to interest expense, respectively, because it became probable that related future transactions being hedged would not occur. At June 30, 2020, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $8 million of net losses included in AOCI at June 30, 2020 are expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at June 30, 2020 and December 31, 2019, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 5 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	June 30, 2020
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$5,473	$3,428	$2,463	$546
Interest rate contracts	38	1,470	8	1,440
Foreign currency contracts	—	67	(1)	66
Total fair values	$5,511	$4,965	$2,470	$2,052

FPL:
Commodity contracts	$4	$13	$2	$11

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$708
Noncurrent derivative assets(b)			1,762
Current derivative liabilities(c)				$337
Noncurrent derivative liabilities				1,715
Total derivatives			$2,470	$2,052

Net fair value by FPL balance sheet line item:
Current other assets			$2
Current other liabilities				$11
Total derivatives			$2	$11
———————————————

(a)	Reflects the netting of approximately $1 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $202 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $75 million in margin cash collateral paid to counterparties.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2019
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$5,050	$3,201	$2,350	$576
Interest rate contracts	26	742	9	725
Foreign currency contracts	26	38	27	39
Total fair values	$5,102	$3,981	$2,386	$1,340

FPL:
Commodity contracts	$4	$14	$3	$13

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$762
Noncurrent derivative assets(b)			1,624
Current derivative liabilities(c)				$344
Current other liabilities(d)				133
Noncurrent derivative liabilities				863
Total derivatives			$2,386	$1,340

Net fair value by FPL balance sheet line item:
Current other assets			$3
Current other liabilities				$12
Noncurrent other liabilities				1
Total derivatives			$3	$13

———————————————

(a)	Reflects the netting of approximately $2 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $139 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $66 million in margin cash collateral paid to counterparties.

(d)	See Note 11 - Disposal of Businesses.

At June 30, 2020 and December 31, 2019, NEE had approximately $12 million and $10 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at June 30, 2020 and December 31, 2019, NEE had approximately $326 million and $360 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions)
Commodity contracts(a) - operating revenues	$(53)	$276	$572	$272
Foreign currency contracts - interest expense	16	11	(63)	(8)
Interest rate contracts - interest expense	64	(204)	(841)	(530)
Losses reclassified from AOCI:
Interest rate contracts(b)	(1)	(6)	(27)	(18)
Foreign currency contracts - interest expense	(1)	(1)	(2)	(2)
Total	$25	$76	$(361)	$(286)
———————————————

(a)
For the three and six months ended June 30, 2020, FPL recorded gains of approximately $1 million and losses of approximately $2 million, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets. For the three and six months ended June 30, 2019, FPL recorded gains of approximately $1 million and $4 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets.

(b)
For the six months ended June 30, 2020, approximately $23 million was reclassified to gains on disposal of businesses/assets - net (see Note 11 - Disposal of Businesses); remaining balances were reclassified to interest expense on NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Volumes of Derivative Instruments - The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NEE's and FPL's condensed consolidated financial statements. The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements. These volumes are only an indication of the commodity exposure that is managed through the use of derivatives. They do not represent net physical asset positions or non-derivative positions and the related hedges, nor do they represent NEE’s and FPL’s net economic exposure, but only the net notional derivative positions that fully or partially hedge the related asset positions. NEE and FPL had derivative commodity contracts for the following net notional volumes:

	June 30, 2020				December 31, 2019
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(72)	MWh	—	MWh	(81)	MWh	1	MWh
Natural gas	(120)	MMBtu	229	MMBtu	(1,723)	MMBtu	161	MMBtu
Oil	(13)	barrels	—		(13)	barrels	—

At June 30, 2020 and December 31, 2019, NEE had interest rate contracts with a net notional amount of approximately $8.3 billion and $8.9 billion, respectively, and foreign currency contracts with a net notional amount of approximately $960 million and $1.0 billion, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At June 30, 2020 and December 31, 2019, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.5 billion ($12 million for FPL) and $1.7 billion ($12 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $130 million (none at FPL) at June 30, 2020 and $215 million (none at FPL) at December 31, 2019. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.0 billion ($55 million at FPL) at June 30, 2020 and $1.2 billion ($35 million at FPL) at December 31, 2019. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.3 billion ($55 million at FPL) at June 30, 2020 and $590 million ($75 million at FPL) at December 31, 2019.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At June 30, 2020 and December 31, 2019, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $2 million (none at FPL), respectively, in cash and $84 million (none at FPL) and $88 million (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2020
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(b)
NEE - equity securities	$654	$—		$—		$654
FPL - equity securities	$123	$—		$—		$123
Special use funds:(c)
NEE:
Equity securities	$1,799	$2,025	(d)	$—		$3,824
U.S. Government and municipal bonds	$525	$169		$—		$694
Corporate debt securities	$1	$881		$—		$882
Mortgage-backed securities	$—	$421		$—		$421
Other debt securities	$—	$100		$—		$100
FPL:
Equity securities	$589	$1,837	(d)	$—		$2,426
U.S. Government and municipal bonds	$415	$111		$—		$526
Corporate debt securities	$—	$626		$—		$626
Mortgage-backed securities	$—	$325		$—		$325
Other debt securities	$—	$92		$—		$92
Other investments:(e)
NEE:
Equity securities	$45	$—		$—		$45
Debt securities	$95	$112		$—		$207
Derivatives:
NEE:
Commodity contracts	$1,286	$2,429		$1,758	$(3,010)	$2,463	(f)
Interest rate contracts	$—	$38		$—	$(30)	$8	(f)
Foreign currency contracts	$—	$—		$—	$(1)	$(1)	(f)
FPL - commodity contracts	$—	$2		$2	$(2)	$2	(f)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,390	$1,606		$432	$(2,882)	$546	(f)
Interest rate contracts	$—	$1,449		$21	$(30)	$1,440	(f)
Foreign currency contracts	$—	$67		$—	$(1)	$66	(f)
FPL - commodity contracts	$—	$5		$8	$(2)	$11	(f)
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

(b)
Includes restricted cash equivalents of approximately $103 million ($56 million for FPL) in current other assets and $97 million ($46 million for FPL) in noncurrent other assets on the condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at June 30, 2020 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	June 30, 2020		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts - power	$793	$102	Discounted cash flow	Forward price (per MWh)	$2	—	$215	$28
Forward contracts - gas	263	24	Discounted cash flow	Forward price (per MMBtu)	$1	—	$6	$2
Forward contracts - congestion	22	6	Discounted cash flow	Forward price (per MWh)	$(6)	—	$30	$—
Options - power	45	25	Option models	Implied correlations	40%	—	85%	55%
				Implied volatilities	17%	—	510%	62%
Options - primarily gas	168	196	Option models	Implied correlations	40%	—	100%	59%
				Implied volatilities	16%	—	135%	38%
Full requirements and unit contingent contracts	436	62	Discounted cash flow	Forward price (per MWh)	$6	—	$790	$47
				Customer migration rate(b)	—%	—	122%	2%
Forward contracts - other	31	17
Total	$1,758	$432
———————————————

(a)	Unobservable inputs were weighted by volume.

(b)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
———————————————

(a)	Assumes the contract is in a gain position.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2020		2019
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at March 31	$1,519	$(9)	$844	$(16)
Realized and unrealized gains (losses):
Included in earnings(a)	(38)	—	513	—
Included in other comprehensive income (loss)(b)	1	—	(2)	—
Included in regulatory assets and liabilities	—	—	1	1
Purchases	39	—	43	—
Settlements	(176)	3	(81)	2
Issuances	(40)	—	(37)	—
Transfers out(c)	—	—	(50)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$1,305	$(6)	$1,231	$(13)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(d)	$(31)	$—	$487	$—

———————————————

(a)
For the three months ended June 30, 2020 and 2019, realized and unrealized gains (losses) of approximately $(36) million and $509 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

(b)	Included in net unrealized gains (losses) on foreign currency translation in the condensed consolidated statements of comprehensive income.

(c)	Transfers from Level 3 to Level 2 were a result of increased observability of market data.

(d)
For the three months ended June 30, 2020 and 2019, unrealized gains (losses) of approximately $(30) million and $482 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

	Six Months Ended June 30,
	2020		2019
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$1,207	$(8)	$647	$(36)
Realized and unrealized gains (losses):
Included in earnings(a)	349	—	692	—
Included in other comprehensive income (loss)(b)	1	—	1	—
Included in regulatory assets and liabilities	(2)	(2)	(1)	(1)
Purchases	120	—	67	—
Sales(c)	114	—	—	—
Settlements	(382)	4	(119)	22
Issuances	(72)	—	(51)	—
Transfers out(d)	(30)	—	(5)	2
Fair value of net derivatives based on significant unobservable inputs at June 30	$1,305	$(6)	$1,231	$(13)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(e)	$176	$—	$568	$—
———————————————

(a)
For the six months ended June 30, 2020 and 2019, realized and unrealized gains of approximately $369 million and $703 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

(b)	Included in net unrealized gains (losses) on foreign currency translation in the condensed consolidated statements of comprehensive income.

(c)	See Note 11 - Disposal of Businesses.

(d)	Transfers from Level 3 to Level 2 were a result of increased observability of market data.

(e)
For the six months ended June 30, 2020 and 2019, unrealized gains of approximately $188 million and $578 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2020			December 31, 2019
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$879	$878		$892	$891
Other investments(b)	$24	$24		$30	$30
Long-term debt, including current portion(c)	$45,735	$50,020	(d)	$39,667	$42,928	(d)
FPL:
Special use funds(a)	$695	$694		$706	$705
Long-term debt, including current portion	$14,419	$18,007	(d)	$14,161	$16,448	(d)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).

(b)	Included in noncurrent other assets on NEE's condensed consolidated balance sheets.

(c)
Excludes debt totaling approximately $463 million classified as held for sale, which is included in current other liabilities on NEE's condensed consolidated balance sheet at December 31, 2019, for which the carrying amount approximated fair value. See Note 11 - Disposal of Businesses.

(d)	At June 30, 2020 and December 31, 2019, substantially all is Level 2 for NEE and all is Level 2 for FPL.

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $6,724 million and $6,880 million at June 30, 2020 and December 31, 2019, respectively, ($4,614 million and $4,697 million, respectively, for FPL) and FPL's storm fund assets of $76 million and $74 million at June 30, 2020 and December 31, 2019, respectively. The investments held in the special use funds consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $2,001 million and $2,030 million at June 30, 2020 and December 31, 2019, respectively ($1,498 million and $1,523 million, respectively, for FPL).

Effective January 1, 2020, NEE and FPL adopted an accounting standards update that provides a modified version of the other than temporary impairment model for debt securities. The new available for sale debt security impairment model no longer allows consideration of the length of time during which the fair value has been less than its amortized cost basis when determining whether a credit loss exists. Credit losses are required to be presented as an allowance rather than as a write-down on securities not intended to be sold or required to be sold. NEE and FPL adopted this model prospectively. See Note 11 - Measurement of Credit Losses on Financial Instruments.

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

The unrealized gains (losses) recognized during the three months ended June 30, 2020 and 2019 on equity securities held at June 30, 2020 and 2019 were $602 million and $116 million, respectively ($395 million and $77 million for the three months ended June 30, 2020 and 2019, respectively, for FPL). The unrealized gains (losses) recognized during the six months ended June 30, 2020 and 2019 on equity securities held at June 30, 2020 and 2019 were $(190) million and $481 million, respectively ($(96) million and $311 million for the six months ended June 30, 2020 and 2019, respectively, for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2020 of approximately eight years at NEE and nine years at FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at June 30, 2020 of approximately one year. The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE				FPL
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(millions)
Realized gains	$26	$17	$56	$25	$20	$9	$45	$15
Realized losses	$16	$11	$33	$20	$13	$5	$28	$9
Proceeds from sale or maturity of securities	$753	$788	$1,491	$1,475	$665	$685	$1,272	$1,227

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(millions)
Unrealized gains	$125	$75	$96	$58
Unrealized losses(a)	$29	$7	$24	$7
Fair value	$289	$314	$220	$240
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at June 30, 2020 and December 31, 2019 were not material to NEE or FPL.

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

6.  Income Taxes

NEE's effective income tax rate for the six months ended June 30, 2020 and 2019 was approximately (3.7)% and 10.2%, respectively. NEE's effective income tax rate for the six months ended June 30, 2020 is based on the composition of pretax income and primarily reflects the first quarter of 2020 impact of unfavorable changes in the fair value of interest rate derivative instruments and equity securities held in NEER's nuclear decommissioning funds, and the gain on the sale of the Spain solar projects that was not taxable for federal and state income tax purposes (see Note 11 - Disposal of Businesses).

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	4.2	2.0	3.9	1.6	0.8	3.0	4.1	3.0
Taxes attributable to noncontrolling interests	2.4	1.6	—	—	3.9	1.8	—	—
PTCs and ITCs - NEER	(5.7)	(5.2)	—	—	(9.9)	(6.3)	—	—
Amortization of deferred regulatory credit(a)	(3.7)	(9.2)	(5.0)	(15.6)	(6.4)	(7.7)	(5.0)	(9.6)
Foreign operations	(0.2)	(0.1)	—	—	(4.3)	0.1	—	—
Other - net	(3.9)	(0.3)	(0.5)	0.1	(8.8)	(1.7)	(1.5)	(0.2)
Effective income tax rate	14.1%	9.8%	19.4%	7.1%	(3.7)%	10.2%	18.6%	14.2%

———————————————

(a)
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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on January 1, 2019 based on their fair value. The approval by the FPSC of Gulf Power's rates, which is intended to allow Gulf Power to collect from retail customers total revenues equal to Gulf Power's costs of providing service, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of Gulf Power's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $5.2 billion, primarily relating to property, plant and equipment of $4.0 billion and regulatory assets of $494 million, and assumed liabilities of approximately $3.4 billion, including $1.3 billion of long-term debt, $635 million of regulatory liabilities and $562 million of deferred income taxes. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $2.7 billion of goodwill which has been recognized on NEE's condensed consolidated balance sheets. Goodwill associated with the Gulf Power acquisition is reflected within Corporate and Other and, for impairment testing, is included in the Gulf Power reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses and the indefinite life of Gulf Power's service territory franchise.

Proposed Merger of FPL and Gulf Power - On May 1, 2020, NEE, together with FPL and Gulf Power, filed an application with the FERC for approval to merge Gulf Power with and into FPL, with FPL as the surviving entity. Subject to FERC approval, the merger would be effective January 1, 2021. A decision from the FERC is expected on or before October 28, 2020.

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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. The approval by the FERC of Trans Bay’s rates, which is intended to allow Trans Bay to collect total revenues equal to Trans Bay's costs for the development, financing, construction, operation and maintenance of Trans Bay, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of Trans Bay's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $703 million, primarily relating to property, plant and equipment, and assumed liabilities of approximately $643 million, primarily relating to long-term debt. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $610 million of goodwill which has been recognized on NEE's condensed consolidated balance sheets, of which approximately $572 million is expected to be deductible for tax purposes. Goodwill associated with the Trans Bay acquisition is reflected within NEER and, for impairment testing, is included in the rate-regulated transmission reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses. The valuation of the acquired net assets is subject to change as NEE obtains additional information for its estimates during the measurement period.

8.  Variable Interest Entities (VIEs)

NEER - At June 30, 2020, NEE consolidates 34 VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

NextEra Energy Resources consolidates two VIEs, which own and operate natural gas/oil electric generation facilities with the capability of producing 1,450 MW. These entities sell their electric output to third parties under power sales contracts with expiration dates in 2021 and 2031. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The assets and liabilities of these VIEs were approximately $202 million and $27 million, respectively, at June 30, 2020 and $216 million and $25 million, respectively, at December 31, 2019. At June 30, 2020 and December 31, 2019, the assets of these VIEs consisted primarily of property, plant and equipment.

Three indirect subsidiaries of NextEra Energy Resources have an approximately 50% ownership interest in five entities which own and operate solar photovoltaic (PV) facilities with the capability of producing a total of approximately 409 MW. Each of the three subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These five entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2042. The five entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $784 million and $636 million, respectively, at June 30, 2020 and $776 million and $598 million, respectively, at December 31, 2019. At June 30, 2020 and December 31, 2019, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE that is constructing an approximately 280-mile electricity transmission line. A NEET subsidiary is the primary beneficiary and controls the most significant activities during the construction period, including controlling the construction budget. NEET is entitled to receive 50% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $254 million and $40 million, respectively, at June 30, 2020, and $173 million and $29 million, respectively, at December 31, 2019. At June 30, 2020 and December 31, 2019, the assets of this VIE consisted primarily of property, plant and equipment.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The other 28 NextEra Energy Resources VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 7,576 MW and 748 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2025 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $11.9 billion and $0.8 billion, respectively, at June 30, 2020. There were 26 of these consolidated VIEs at December 31, 2019, and the assets and liabilities of those VIEs at such date totaled approximately $11.3 billion and $0.8 billion, respectively. At June 30, 2020 and December 31, 2019, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable.

Other - At June 30, 2020 and December 31, 2019, several NEE subsidiaries had investments totaling approximately $3,093 million ($2,601 million at FPL) and $3,247 million ($2,717 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $3,765 million and $4,254 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, subsidiaries of NEE had commitments to invest additional amounts in five of the entities. Such commitments are included in the NEER amounts in the table in Note 12 - Contracts.

9. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions, except per share amounts)
Numerator:
Net income attributable to NEE - basic	$1,275	$1,234	$1,695	$1,914
Adjustment for the impact of dilutive securities at NEP(a)	(2)	—	—	—
Net income attributable to NEE - assuming dilution	$1,273	$1,234	$1,695	$1,914

Denominator:
Weighted-average number of common shares outstanding - basic	489.7	478.9	489.5	478.6
Equity units, stock options, performance share awards and restricted stock(b)	2.1	3.9	2.3	3.7
Weighted-average number of common shares outstanding - assuming dilution	491.8	482.8	491.8	482.3
Earnings per share attributable to NEE:
Basic	$2.60	$2.58	$3.46	$4.00
Assuming dilution	$2.59	$2.56	$3.45	$3.97
———————————————

(a)	The three months ended June 30, 2020 adjustment is related to both the NEP Series A convertible preferred units and the NEP senior unsecured convertible notes.

(b)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to stock options, performance share awards and/or equity units, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 9.5 million and 0.5 million for the three months ended June 30, 2020 and 2019, respectively, and 7.8 million and 0.4 million for the six months ended June 30, 2020 and 2019, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation		Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Six Months Ended June 30, 2020
Balances, December 31, 2019	$(27)		$11		$(114)		$(42)		$3	$(169)
Other comprehensive loss before reclassifications	—		(8)		—		(35)		—	(43)
Amounts reclassified from AOCI	2	(a)	(1)	(b)	3	(c)	—		—	4
Net other comprehensive income (loss)	2		(9)		3		(35)		—	(39)
Impact of disposal of a business	23	(d)	—		—		(13)	(d)	—	10
Balances, March 31, 2020	(2)		2		(111)		(90)		3	(198)
Other comprehensive income before reclassifications	—		14		—		17		—	31
Amounts reclassified from AOCI	3	(a)	—	(b)	(2)	(c)	—		—	1
Net other comprehensive income (loss)	3		14		(2)		17		—	32
Balances, June 30, 2020	$1		$16		$(113)		$(73)		$3	$(166)
Attributable to noncontrolling interests	$—		$—		$—		$(3)		$—	$(3)
Attributable to NEE	$1		$16		$(113)		$(70)		$3	$(163)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Six Months Ended June 30, 2019
Balances, December 31, 2018	$(55)		$(7)		$(65)		$(63)	$2	$(188)
Other comprehensive income (loss) before reclassifications	—		8		(52)		10	(1)	(35)
Amounts reclassified from AOCI	10	(a)	2	(b)	(1)	(c)	—	—	11
Net other comprehensive income (loss)	10		10		(53)		10	(1)	(24)
Acquisition of Gulf Power	(1)		—		—		—	—	(1)
Balances, March 31, 2019	(46)		3		(118)		(53)	1	(213)
Other comprehensive income (loss) before reclassifications	—		7		(1)		8	1	15
Amounts reclassified from AOCI	8	(a)	(1)	(b)	—	(c)	—	—	7
Net other comprehensive income (loss)	8		6		(1)		8	1	22
Balances, June 30, 2019	$(38)		$9		$(119)		$(45)	$2	$(191)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

(c)	Reclassified to other net periodic benefit income in NEE's condensed consolidated statements of income.

(d)
Reclassified to gains on disposal of businesses/assets - net and interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments. See Note 11 - Disposal of Businesses.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.  Debt

Significant long-term debt issuances and borrowings during the six months ended June 30, 2020 were as follows:

	Principal Amount	Interest Rate				Maturity Date
	(millions)
FPL:
First mortgage bonds	$1,100	2.85%				2025
Senior unsecured notes	$175	Variable			(a)(b)	2070
NEECH:
Debentures	$3,490	2.25%	-	3.55%		2025 - 2030
Debentures, related to NEE's equity units	$2,500	1.84%				2025
Japanese yen denominated term loan	$530	Variable			(a)(c)	2023
———————————————

(a)	Variable rate is based on an underlying index plus or minus a specified margin.

(b)	Allows individual noteholders to require repayment at specified dates prior to maturity.

(c)	A cross-currency interest rate swap agreement was entered into with respect to this debt issuance. See Note 4.

In February 2020, NEE sold $2.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series K Debenture due March 1, 2025, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than March 1, 2023 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $282.04 to $352.55. If purchased on the final settlement date, as of June 30, 2020, the number of shares issued would (subject to antidilution adjustments) range from 0.1773 shares if the applicable market value of a share of common stock is less than or equal to $282.04 to 0.1418 shares if the applicable market value of a share is equal to or greater than $352.55, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending February 24, 2023. Total annual distributions on the equity units are at the rate of 5.279%, consisting of interest on the debentures (1.84% per year) and payments under the stock purchase contracts (3.439% per year). The interest rate on the debentures is expected to be reset on or after August 25, 2022. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

11.  Summary of Significant Accounting and Reporting Policies

Restricted Cash - At June 30, 2020 and December 31, 2019, NEE had approximately $427 million ($101 million for FPL) and $508 million ($118 million for FPL), respectively, of restricted cash, of which approximately $306 million ($56 million for FPL) and $411 million ($54 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and Gulf Power and margin cash collateral requirements. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $202 million is netted against derivative assets and $75 million is netted against derivative liabilities at June 30, 2020 and $139 million is netted against derivative assets and $66 million is netted against derivative liabilities at December 31, 2019. See Note 4.
Disposal of Businesses - On February 11, 2020, a subsidiary of NextEra Energy Resources completed the sale of its ownership interest in two solar generation facilities located in Spain with a total generating capacity of 99.8 MW, which resulted in net cash proceeds of approximately €111 million (approximately $121 million). In connection with the sale, a gain of approximately $270 million (pretax and after tax) was recorded in NEE's condensed consolidated statements of income for the six months ended June 30, 2020. The carrying amounts of the major classes of assets related to the facilities that were classified as held for sale, which are included in current other assets on NEE's condensed consolidated balance sheets, were approximately $440 million at December 31, 2019 and primarily represent property, plant and equipment. Liabilities associated with assets held for sale, which are included in current other liabilities on NEE's condensed consolidated balance sheets, were approximately $647 million at December 31, 2019 and primarily represent long-term debt and interest rate derivatives.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In June 2019, subsidiaries of NextEra Energy Resources completed the sale of ownership interests in three wind generation facilities and three solar generation facilities, including noncontrolling interests in two of the solar facilities, located in the Midwest and West regions of the U.S. with a total net generating capacity of 611 MW to a NEP subsidiary for cash proceeds of approximately $1.0 billion, plus working capital of $12 million. A NEER affiliate continues to operate the facilities included in the sale. In connection with the sale, a gain of approximately $351 million ($266 million after tax) was recorded in NEE's condensed consolidated statements of income for the three and six months ended June 30, 2019, which is included in gains on disposal of businesses/assets - net, and noncontrolling interests of approximately $118 million were recorded on NEE's condensed consolidated balance sheet.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At June 30, 2020, estimated capital expenditures for the remainder of 2020 through 2024 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals for FPL and Gulf Power) have been received were as follows:

	Remainder of 2020	2021	2022	2023	2024	Total
	(millions)
FPL:
Generation:(a)
New(b)	$660	$760	$555	$485	$835	$3,295
Existing	535	1,145	1,080	1,090	835	4,685
Transmission and distribution(c)	1,590	4,050	3,840	4,180	4,120	17,780
Nuclear fuel	90	220	170	120	145	745
General and other	435	650	690	760	670	3,205
Total	$3,310	$6,825	$6,335	$6,635	$6,605	$29,710
Gulf Power	$625	$840	$645	$650	$680	$3,440
NEER:
Wind(d)	$1,700	$580	$35	$15	$15	$2,345
Solar(e)	735	1,065	135	130	—	2,065
Battery storage	310	310	70	—	—	690
Nuclear, including nuclear fuel	90	225	175	125	185	800
Natural gas pipelines(f)	450	390	—	—	—	840
Rate-regulated transmission	150	175	30	10	15	380
Other	375	70	60	55	65	625
Total	$3,810	$2,815	$505	$335	$280	$7,745
———————————————

(a)	Includes AFUDC of approximately $20 million, $70 million, $40 million, $20 million and $30 million for the remainder of 2020 through 2024, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Includes AFUDC of approximately $20 million, $55 million, $50 million, $45 million and $35 million for the remainder of 2020 through 2024, respectively.

(d)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 4,294 MW.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 2,231 MW.

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

At June 30, 2020, NEER has entered into contracts with expiration dates ranging from late July 2020 through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines and a rate-regulated transmission facility. Approximately $4.1 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates ranging from late July 2020 through 2041.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The required capacity and/or minimum payments under contracts, including those discussed above, at June 30, 2020 were estimated as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter
	(millions)
FPL(a)	$535	$1,010	$990	$975	$965	$11,345
NEER(b)(c)(d)	$2,380	$1,715	$375	$195	$190	$1,420
———————————————

(a)
Includes approximately $210 million, $415 million, $415 million, $410 million, $410 million and $6,765 million for the remainder of 2020 through 2024 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause. For the three and six months ended June 30, 2020, the charges associated with these agreements totaled approximately $97 million and $176 million, respectively, of which $27 million and $54 million, respectively, were eliminated in consolidation at NEE. For the three and six months ended June 30, 2019, the charges associated with these agreements totaled approximately $77 million and $156 million, respectively, of which $26 million and $53 million, respectively, were eliminated in consolidation at NEE.

(b)
Includes approximately $50 million, $70 million, $70 million, $70 million and $1,130 million for 2021 through 2024 and thereafter, respectively, of firm commitments related to a natural gas transportation agreement with a joint venture, in which NEER has a 31% equity investment, that is constructing a natural gas pipeline. These firm commitments are subject to the completion of construction of the pipeline, which is expected in early 2021.

(c)	Includes approximately $95 million of commitments to invest in technology investments through 2029.

(d)
Includes approximately $420 million, $20 million, $20 million, $20 million, $10 million and $15 million for the remainder of 2020 through 2024 and thereafter, respectively, of joint obligations of NEECH and NEER.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $450 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $13.3 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $1.1 billion ($550 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $164 million ($82 million for FPL) per incident per year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $16 million, $41 million and $20 million, plus any applicable taxes, per incident, respectively.

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

	Three Months Ended June 30,
	2020						2019
	FPL	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$2,825	$333	$1,077		$(31)	$4,204	$3,158	$366	$1,465		$(19)	$4,970
Operating expenses - net	$1,760	$259	$975		$24	$3,018	$2,304	$298	$597		$24	$3,223
Net income (loss) attributable to NEE	$749	$55	$481	(b)	$(10)	$1,275	$663	$45	$672	(b)	$(146)	$1,234

	Six Months Ended June 30,
	2020						2019
	FPL	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$5,365	$660	$2,849		$(57)	$8,817	$5,776	$694	$2,626		$(52)	$9,044
Operating expenses - net	$3,385	$527	$1,681		$57	$5,650	$4,064	$569	$1,462		$67	$6,162
Net income (loss) attributable to NEE	$1,391	$94	$799	(b)	$(589)	$1,695	$1,251	$81	$993	(b)	$(411)	$1,914
———————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	See Note 6 for a discussion of NEER's tax benefits related to PTCs.

	June 30, 2020					December 31, 2019
	FPL	Gulf Power	NEER	Corporate and Other	NEE Consoli- dated	FPL	Gulf Power	NEER	Corporate and Other	NEE Consoli- dated
					(millions)
Total assets	$59,330	$6,145	$53,197	$3,289	$121,961	$57,188	$5,855	$51,516	$3,132	$117,691

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(millions)				(millions)
FPL	$749	$663	$1.52	$1.37	$1,391	$1,251	$2.83	$2.59
Gulf Power	55	45	0.11	0.09	94	81	0.19	0.17
NEER(a)(b)	481	672	0.97	1.39	799	993	1.62	2.06
Corporate and Other(b)	(10)	(146)	(0.01)	(0.29)	(589)	(411)	(1.19)	(0.85)
NEE	$1,275	$1,234	$2.59	$2.56	$1,695	$1,914	$3.45	$3.97
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions)
Net losses associated with non-qualifying hedge activity(a)	$(127)	$(117)	$(846)	$(483)
Differential membership interests-related - NEER	$(21)	$(22)	$(46)	$(44)
NEP investment gains, net - NEER	$(36)	$218	$(72)	$182
Gain on disposal of a business - NEER(b)	$16	$—	$274	$—
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net - NEER	$157	$31	$(72)	$116
Operating results of solar projects in Spain - NEER	$—	$7	$1	$8
Acquisition-related(c)	$—	$(16)	$—	$(58)
———————————————

(a)
For the three months ended June 30, 2020 and 2019, approximately $166 million and $20 million of losses, respectively, and for the six months ended June 30, 2020 and 2019, $346 million and $195 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

(b)	See Note 11 - Disposal of Businesses for a discussion of the sale of two solar generation facilities in Spain (Spain projects).

(c)
For the three months ended June 30, 2019, approximately $13 million and $1 million of costs were included in Gulf Power's and NEER's net income, respectively; the remaining balance is included in Corporate and Other. For the six months ended June 30, 2019, approximately $14 million and $1 million of costs were included in Gulf Power's and NEER's net income, respectively; the remaining balance is included in Corporate and Other.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended June 30, 2020 was higher than the prior year period by $41 million, reflecting higher results at Corporate and Other, FPL and Gulf Power, partly offset by lower results at NEER. Net income attributable to NEE for the six months ended June 30, 2020 was lower than the prior year period by $219 million reflecting lower results at NEER and Corporate and Other, partly offset by higher results at FPL and Gulf Power.

FPL's increase in net income for the three and six months ended June 30, 2020 was primarily driven by continued investments in plant in service and other property. During both 2020 and 2019, FPL earned an 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of June 30, 2020 and June 30, 2019.

Gulf Power's results increased for the three and six months ended June 30, 2020, primarily reflecting the absence of 2019 acquisition-related costs.

NEER's results decreased for the three months ended June 30, 2020 primarily reflecting the absence of NEP investment gains recorded upon the sale of ownership interests to NEP in June 2019 and unfavorable non-qualifying hedge activity, partly offset by favorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds compared to 2019 and higher earnings on new investments and existing generation assets. NEER's results decreased for the six months ended June 30, 2020 primarily reflecting the absence of NEP investment gains recorded upon the sale of ownership interests to NEP in June 2019, unfavorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds compared to 2019 and unfavorable non-qualifying hedge activity, partly offset by the gain recognized on the sale of the Spain projects and higher earnings on new investments and existing generation assets.

Corporate and Other's results increased for the three months ended June 30, 2020 primarily due to favorable non-qualifying hedge activity. Corporate and Other's results decreased for the six months ended June 30, 2020 primarily due to unfavorable non-qualifying hedge activity, partly offset by the absence of 2019 acquisition-related costs.

NEE's effective income tax rates for the three months ended June 30, 2020 and 2019 were approximately 14% and 10%, respectively. NEE's effective income tax rates for the six months ended June 30, 2020 and 2019 were approximately (4)% and 10%, respectively. See Note 6 for a discussion of NEE's and FPL's effective income tax rates.

On May 1, 2020, NEE, together with FPL and Gulf Power, filed an application with the FERC for approval to merge Gulf Power with and into FPL, with FPL as the surviving entity. See Note 7 - Proposed Merger of FPL and Gulf Power.

NEE and FPL are closely monitoring the global outbreak of COVID-19 and are taking steps intended to mitigate the potential risks to NEE and FPL posed by COVID-19. See Note 12 - Coronavirus Pandemic.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average retail rate base for the three and six months ended June 30, 2020 by approximately $3.4 billion and $3.6 billion, respectively, when compared to the same periods in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization is permitted by a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity as well as revenue and costs not recoverable from retail customers by the FPSC. During the three and six months ended June 30, 2020, FPL recorded reserve amortization of approximately $7 million and $156 million, respectively. During the three and six months ended June 30, 2019, FPL recorded the reversal of reserve amortization of approximately $222 million and $66 million, respectively.

In March 2020, the FPSC approved FPL’s SolarTogether program, a voluntary community solar program that gives FPL customers an opportunity to participate directly in the expansion of solar energy and receive credits on their monthly FPL bill. The program includes the addition of 20 dedicated 74.5 MW solar power plants owned and operated by FPL. As of June 30, 2020, 6 of the 20 plants have been placed into service. The remainder of the plants are expected to be placed into service by mid-2021.

Operating Revenues
During the three and six months ended June 30, 2020, FPL’s operating revenues decreased $333 million and $411 million, respectively. The decreases for the three and six months ended June 30, 2020 reflect lower fuel revenues of approximately $291 million and $431 million, respectively, primarily related to lower fuel and energy prices, including the accelerated flow back of lower expected fuel costs to retail customers in May 2020, and lower storm-related revenues. These decreases for the three and six months ended June 30, 2020 were partly offset by increases of $30 million and $124 million, respectively, in retail base revenues reflecting additional revenues of approximately $11 million and $56 million, respectively, related to retail base rate increases primarily associated with the addition of new solar generation and, for the six months ended June 30, 2020, the Okeechobee Clean Energy Center which achieved commercial operation at the end of the first quarter of 2019. Retail base revenues during the three and six months ended June 30, 2020 were also impacted by a decrease of 2.2% and 0.4%, respectively, in the average usage per retail customer and an increase of 1.5% in the average number of customer accounts for both periods.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $295 million and $439 million for the three and six months ended June 30, 2020, respectively, primarily reflecting lower fuel and energy prices.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $226 million and $200 million during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2020, FPL recorded reserve amortization of approximately $7 million and $156 million, respectively, compared to the reversal of reserve amortization of approximately $222 million and $66 million during the three and six months ended June 30, 2019, respectively. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction (or when reversed as an increase) to accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the condensed consolidated balance sheets. At June 30, 2020, approximately $736 million remains in accrued asset removal costs related to reserve amortization.

Income Taxes
During the three and six months ended June 30, 2020, income taxes increased approximately $129 million and $110 million, respectively, primarily related to the 2019 adjustment to income tax expense recorded pursuant to the FPSC's order in connection with its review of impacts associated with tax reform, as well as higher income before income taxes in 2020.

Gulf Power: Results of Operations

Gulf Power's net income attributable to NEE increased $10 million and $13 million for the three and six months ended June 30, 2020, respectively, primarily reflecting the absence of 2019 acquisition-related costs. Operating revenues decreased $33 million and $34 million for the three and six months ended June 30, 2020, respectively, primarily related to lower fuel revenues. Operating expenses - net decreased $39 million and $42 million for the three and six months ended June 30, 2020, respectively, primarily related to decreases in fuel, purchased power and interchange expense, as well as the absence of 2019 acquisition-related costs.

NEER: Results of Operations

NEER’s net income less net loss attributable to noncontrolling interests decreased $191 million and $194 million for the three and six months ended June 30, 2020, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(millions)
New investments(a)	$37	$74
Existing generation assets(a)	25	71
Gas infrastructure(a)	1	11
Customer supply and proprietary power and gas trading(b)	(22)	(31)
NEET(b)	15	35
Interest and other general and administrative expenses(c)	2	(27)
Other, including other investment income and income taxes	8	3
Change in non-qualifying hedge activity(d)	(146)	(151)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(d)	126	(188)
NEP investment gains, net(d)	(254)	(254)
Disposals of businesses/assets(e)	16	262
Acquisition-related(d)	1	1
Decrease in net income less net loss attributable to noncontrolling interests	$(191)	$(194)
———————————————

(a)
Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with PTCs and ITCs for wind and solar projects, as applicable, but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects and pipelines are included in new investments during the first twelve months of operation or ownership. Project results are included in existing generation assets and pipeline results are included in gas infrastructure beginning with the thirteenth month of operation or ownership.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)
Includes differential membership interest costs. Excludes unrealized mark-to-market gains and losses related to interest rate derivative contracts, which are included in change in non-qualifying hedge activity.

(d)	See Overview - Adjusted Earnings for additional information.

(e)	Primarily relates to the sale of the Spain projects. See Note 11 - Disposal of Businesses.

New Investments
Results from new investments for the three and six months ended June 30, 2020 increased primarily due to higher earnings, including federal income tax credits, related to new wind generating facilities that entered service during or after the three and six months ended June 30, 2019 as well as investments in pipelines.

Existing Generation Assets
Results from existing generation assets for the three and six months ended June 30, 2020 increased primarily due to higher results from wind generation facilities related to more favorable wind resource as compared to the prior year period and increased tax credits from repowered wind generation facilities, partly offset by lower earnings related to a refueling outage at the Seabrook nuclear facility.

Other Factors
Supplemental to the primary drivers of the changes in NEER's net income less net loss attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended June 30, 2020 decreased $388 million primarily due to:

•	the impact of non-qualifying commodity hedges (approximately $257 million of losses for the three months ended June 30, 2020 compared to $126 million of gains for the comparable period in 2019),

•	lower revenues from existing generation assets of $65 million primarily related to a refueling outage at the Seabrook nuclear facility and the sale of the Spain projects, and

•	net decreases in revenues of $17 million from the customer supply and proprietary power and gas trading business and gas infrastructure business, partly offset by,

•	higher revenues of $52 million from NEET, and

•	revenues from new investments of $30 million.

Operating revenues for the six months ended June 30, 2020 increased $223 million primarily due to:

•
the impact of gains from non-qualifying commodity hedges (approximately $184 million of gains for the six months ended June 30, 2020 compared to $63 million of gains for the comparable period in 2019),

•	higher revenues of $98 million from NEET,

•	net increases in revenues of $51 million from the customer supply and proprietary power and gas trading business and gas infrastructure business, and

•	revenues from new investments of $49 million,
partly offset by,

•	lower revenues from existing generation assets of $96 million primarily related to a refueling outage at the Seabrook nuclear facility and the sale of the Spain projects.

Operating Expenses - net
Operating expenses - net for the three months ended June 30, 2020 increased $378 million primarily due to lower gains on the disposal of assets of approximately $336 million primarily related to absence of the June 2019 sale of ownership interests to NEP, as well as higher other operations and maintenance expenses of $35 million and higher depreciation expense of $12 million primarily associated with new investments and acquisitions.

Operating expenses - net for the six months ended June 30, 2020 increased $219 million primarily due to lower gains on the disposal of assets of approximately $88 million primarily related to absence of the June 2019 sale of ownership interests to NEP offset by the gain on the sale of the Spain solar projects in the first quarter of 2020 (see Note 11 - Disposal of Businesses). In addition, increases of $81 million in other operations and maintenance expenses and $40 million in depreciation expense are primarily associated with new investments and acquisitions.

Interest Expense
NEER’s interest expense for the three months ended June 30, 2020 decreased approximately $110 million primarily reflecting $60 million of favorable impacts related to changes in the fair value of interest rate derivative instruments as well as the absence of 2019 expenses associated with certain debt repayments and lower interest rates in 2020.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $154 million of equity in earnings of equity method investees for the three months ended June 30, 2020 compared to $6 million of equity in losses of equity method investees for the prior year period. The change for the three months ended June 30, 2020 primarily reflects equity in earnings of NEP recorded in 2020 primarily related to favorable impacts related to changes in the fair value of interest rate derivative instruments.

NEER recognized $236 million of equity in losses of equity method investees for the six months ended June 30, 2020 compared to $10 million of equity in earnings of equity method investees for the prior year period. The change for the six months ended June 30, 2020 primarily reflects equity in losses of NEP recorded in 2020 primarily related to unfavorable impacts related to changes in the fair value of interest rate derivative instruments.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds - net
For the three months ended June 30, 2020, changes in the fair value of equity securities in NEER's nuclear decommissioning funds, primarily equity securities in NEER's special use funds, related to more favorable market conditions as compared to the prior year period. For the six months ended June 30, 2020, changes in the fair value of equity securities in NEER's nuclear decommissioning funds, primarily equity securities in NEER's special use funds, related to unfavorable market conditions overall in 2020 compared to favorable market conditions in 2019.

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

In May 2020, the IRS issued guidance that extends the safe harbor for continuous efforts and continuous construction requirements to include wind and solar facilities that began construction in 2016 and 2017 and are placed in service no more than five years after the year in which construction of the facilities began.

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

Corporate and Other's results increased $136 million and decreased $178 million during the three and six months ended June 30, 2020, respectively. The increase for the three months ended June 30, 2020 was primarily due to favorable after-tax impacts of approximately $136 million related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments. The decrease for the six months ended June 30, 2020 primarily reflects higher after-tax losses of approximately $212 million related to non-qualifying hedge activity as a result of unfavorable impacts related to changes in the fair value of interest rate derivative instruments, partly offset by the absence of acquisition and integration costs incurred in 2019.

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

Cash Flows

NEE's sources and uses of cash for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
	(millions)
Sources of cash:
Cash flows from operating activities	$3,792	$3,281
Issuances of long-term debt, including premiums and discounts	8,470	7,549
Sale of independent power and other investments of NEER	151	1,034
Payments from related parties under a cash sweep and credit support agreement – net	46	671
Issuances of common stock - net	—	26
Other sources - net	118	21
Total sources of cash	12,577	12,582
Uses of cash:
Capital expenditures, acquisitions, independent power and other investments and nuclear fuel purchases(a)	(6,278)	(9,900)
Retirements of long-term debt	(2,332)	(1,876)
Net decrease in commercial paper and other short-term debt	(2,107)	(2,968)
Issuances of common stock/equity units - net	(51)	—
Dividends	(1,371)	(1,197)
Other uses - net	(108)	(199)
Total uses of cash	(12,247)	(16,140)
Effects of currency translation on cash, cash equivalents and restricted cash	(2)	8
Net increase (decrease) in cash, cash equivalents and restricted cash	$328	$(3,550)
———————————————

(a)	2019 includes the acquisition of Gulf Power. See Note 7 - Gulf Power.

NEE's primary capital requirements are for expanding and enhancing FPL's and Gulf Power's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2020 through 2024 and thereafter. The following table provides a summary of the major capital investments for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019
	(millions)
FPL:
Generation:
New	$718	$373
Existing	410	594
Transmission and distribution	1,581	1,271
Nuclear fuel	111	93
General and other	221	185
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	168	(121)
Total	3,209	2,395
Gulf Power	508	248
NEER(a):
Wind	1,081	1,181
Solar	855	443
Nuclear, including nuclear fuel	59	103
Natural gas pipelines	88	246
Other gas infrastructure	304	479
Other	165	184
Total	2,552	2,636
Corporate and Other (2019 primarily related to the acquisition of Gulf Power, see Note 7)(a)	9	4,621
Total capital expenditures, acquisitions, independent power and other investments and nuclear fuel purchases	$6,278	$9,900
———————————————
(a) Amounts for 2019 were retrospectively adjusted to reflect a segment change. See Note 13.

Liquidity

At June 30, 2020, NEE's total net available liquidity was approximately $13.0 billion. The table below provides the components of FPL's, Gulf Power's and NEECH's net available liquidity at June 30, 2020:

					Maturity Date
	FPL	Gulf Power	NEECH	Total	FPL	Gulf Power	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$2,913	$900	$5,282	$9,095	2021 - 2025	2025	2021 - 2025
Issued letters of credit	(3)	—	(301)	(304)
	2,910	900	4,981	8,791

Bilateral revolving credit facilities	1,630	300	2,000	3,930	2020 - 2022	2020 - 2021	2021 - 2023
Borrowings	—	—	—	—
	1,630	300	2,000	3,930

Letter of credit facilities(b)	—	—	900	900			2021
Issued letters of credit	—	—	(794)	(794)
	—	—	106	106

Subtotal	4,540	1,200	7,087	12,827

Cash and cash equivalents	67	11	930	1,008
Commercial paper and other short-term borrowings outstanding	(89)	(212)	(508)	(809)
Net available liquidity	$4,518	$999	$7,509	$13,026
———————————————

(a)
Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $2,525 million ($575 million for FPL, $75 million for Gulf Power and $1,875 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $948 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $411 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. Gulf Power's syndicated revolving credit facilities are also available to support the purchase of approximately $361 million of its tax exempt bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity. Approximately $2,314 million of FPL's and $4,062 million of NEECH's syndicated revolving credit facilities expire in 2025.

(b)	Only available for the issuance of letters of credit.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At June 30, 2020, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at June 30, 2020, NEE subsidiaries had approximately $3.6 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At June 30, 2020, these guarantees totaled approximately $419 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At June 30, 2020, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at June 30, 2020) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $512 million.

At June 30, 2020, subsidiaries of NEE also had approximately $1.6 billion of standby letters of credit and approximately $646 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

NEE fully and unconditionally guarantees NEECH debentures pursuant to a guarantee agreement, dated as of June 1, 1999 (1999 guarantee) and NEECH junior subordinated debentures pursuant to an indenture, dated as of September 1, 2006 (2006 guarantee). The 1999 guarantee is an unsecured obligation of NEE and ranks equally and ratably with all other unsecured and unsubordinated indebtedness of NEE. The 2006 guarantee is unsecured and subordinate and junior in right of payment to NEE senior indebtedness (as defined therein). No payment on those junior subordinated debentures may be made under the 2006 guarantee until all NEE senior indebtedness has been paid in full in certain circumstances. NEE’s and NEECH’s ability to meet their financial obligations are primarily dependent on their subsidiaries’ net income, cash flows and their ability to pay upstream dividends or to repay funds to NEE and NEECH. The dividend-paying ability of some of the subsidiaries is limited by contractual restrictions which are contained in outstanding financing agreements.

Summarized financial information of NEE and NEECH is as follows:

	Six Months Ended June 30, 2020			Year Ended December 31, 2019
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$—	$2,868	$8,817	$4	$5,671	$19,204
Operating income (loss)	$(121)	$1,165	$3,167	$(223)	$2,002	$5,353
Net income (loss)	$(599)	$(71)	$1,436	$(562)	$900	$3,388
Net income (loss) attributable to NEE/NEECH	$(599)	$188	$1,695	$(562)	$1,281	$3,769

	June 30, 2020			December 31, 2019
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$358	$4,492	$7,581	$281	$4,637	$7,408
Total noncurrent assets	$1,062	$49,825	$114,380	$906	$47,681	$110,283
Noncontrolling interests	$—	$4,501	$4,501	$—	$4,355	$4,355
Total current liabilities	$3,618	$8,727	$12,365	$3,162	$8,533	$13,853
Total noncurrent liabilities	$24,066	$33,644	$67,731	$18,764	$27,893	$61,991

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2020 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2020
Fair value of contracts outstanding at March 31, 2020	$710	$1,566	$(12)	$—	$2,264
Reclassification to realized at settlement of contracts	(82)	(91)	4	—	(169)
Value of contracts acquired	5	2	—	—	7
Net option premium purchases (issuances)	(4)	—	—	—	(4)
Changes in fair value excluding reclassification to realized	75	(127)	(1)	—	(53)
Fair value of contracts outstanding at June 30, 2020	704	1,350	(9)	—	2,045
Net margin cash collateral paid (received)					(128)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2020	$704	$1,350	$(9)	$—	$1,917

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2020
Fair value of contracts outstanding at December 31, 2019	$651	$1,209	$(10)	$(1)	$1,849
Reclassification to realized at settlement of contracts	(220)	(210)	6	1	(423)
Value of contracts acquired	91	(38)	—	—	53
Net option premium purchases (issuances)	(4)	1	—	—	(3)
Changes in fair value excluding reclassification to realized	186	388	(5)	—	569
Fair value of contracts outstanding at June 30, 2020	704	1,350	(9)	—	2,045
Net margin cash collateral paid (received)					(128)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2020	$704	$1,350	$(9)	$—	$1,917

NEE's total mark-to-market energy contract net assets (liabilities) at June 30, 2020 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2020
(millions)
Current derivative assets	$701
Noncurrent derivative assets	1,762
Current derivative liabilities	(265)
Noncurrent derivative liabilities	(281)
NEE's total mark-to-market energy contract net assets	$1,917

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2020 were as follows:

	Maturity
	2020	2021	2022	2023	2024	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(276)	$30	$47	$34	$12	$—	$(153)
Significant other observable inputs	89	23	(24)	(21)	(5)	(59)	3
Significant unobservable inputs	176	52	50	69	59	448	854
Total	(11)	105	73	82	66	389	704
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	5	25	7	12	—	—	49
Significant other observable inputs	135	116	147	101	63	260	822
Significant unobservable inputs	17	45	43	34	39	301	479
Total	157	186	197	147	102	561	1,350
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(2)	—	—	—	—	—	(2)
Significant unobservable inputs	(4)	(3)	—	—	—	—	(7)
Total	(6)	(3)	—	—	—	—	(9)
Total sources of fair value	$140	$288	$270	$229	$168	$950	$2,045

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2019 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2019
Fair value of contracts outstanding at March 31, 2019	$609	$744	$(14)	$(5)	$1,334
Reclassification to realized at settlement of contracts	(12)	(52)	4	2	(58)
Value of contracts acquired	—	4	—	—	4
Net option premium purchases (issuances)	2	3	—	—	5
Changes in fair value excluding reclassification to realized	57	219	(1)	(2)	273
Fair value of contracts outstanding at June 30, 2019	656	918	(11)	(5)	1,558
Net margin cash collateral paid (received)					212
Total mark-to-market energy contract net assets (liabilities) at June 30, 2019	$656	$918	$(11)	$(5)	$1,770

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2019
Fair value of contracts outstanding at December 31, 2018	$593	$794	$(41)	$—	$1,346
Reclassification to realized at settlement of contracts	(58)	(45)	30	3	(70)
Value of contracts acquired	—	4	—	(6)	(2)
Net option premium purchases (issuances)	12	3	—	—	15
Changes in fair value excluding reclassification to realized	109	162	—	(2)	269
Fair value of contracts outstanding at June 30, 2019	656	918	(11)	(5)	1,558
Net margin cash collateral paid (received)					212
Total mark-to-market energy contract net assets (liabilities) at June 30, 2019	$656	$918	$(11)	$(5)	$1,770

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2019	$—	$2	$2	$—	$25	$25	$—	$26	$26
June 30, 2020	$—	$2	$2	$1	$40	$40	$1	$38	$38
Average for the six months ended June 30, 2020	$—	$3	$3	$1	$47	$48	$1	$47	$48
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,097	$2,097	$2,099	$2,099
Other investments, primarily debt securities	$231	$231	$181	$181
Long-term debt, including current portion	$45,735	$50,020	$39,667	$42,928
Interest rate contracts - net unrealized losses	$(1,432)	$(1,432)	$(716)	$(716)
FPL:
Fixed income securities - special use funds	$1,569	$1,569	$1,574	$1,574
Long-term debt, including current portion	$14,419	$18,007	$14,161	$16,448
———————————————

(a)	See Note 5.

The special use funds of NEE and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NEE's and FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities primarily carried at estimated fair value. At FPL, changes in fair value, including any credit losses, result in a corresponding adjustment to the related regulatory asset or liability accounts based on current regulatory treatment. The changes in fair value for NEE's non-rate regulated operations result in a corresponding adjustment to OCI, except for credit losses and unrealized losses on available for sale securities intended or required to be sold prior to recovery of the amortized cost basis, which are reported in current period earnings. Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities.

At June 30, 2020, NEE had interest rate contracts with a net notional amount of approximately $8.3 billion related to expected future and outstanding debt issuances and borrowings. The net notional amount consists of approximately $9.0 billion to manage exposure to the variability of cash flows associated with expected future and outstanding debt issuances at NEECH and NEER. This is offset by approximately $700 million that effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 4.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE's net liabilities would increase by approximately $1,431 million ($545 million for FPL) at June 30, 2020.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $3,824 million and $3,963 million ($2,426 million and $2,491 million for FPL) at June 30, 2020 and December 31, 2019, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At June 30, 2020, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in an approximately $351 million ($225 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At June 30, 2020, approximately 87% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2020.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2019 Form 10-K and the March 2020 Form 10-Q. The factors discussed in Part I, Item 1A. Risk Factors in the 2019 Form 10-K and Part II, Item 1A. Risk Factors in the March 2020 Form 10-Q, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described in the 2019 Form 10-K and March 2020 Form 10-Q are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2020 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/20 - 4/30/20	—	—	—	45,000,000
5/1/20 - 5/31/20	1,419	$227.85	—	45,000,000
6/1/20 - 6/30/20	426	$245.08	—	45,000,000
Total	1,845	$231.83	—
————————————

(a)
Includes: (1) in May 2020, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in June 2020, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.

(b)	In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock over an unspecified period.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated May 12, 2020, creating the 2.25% Debentures, Series due June 1, 2030 (filed as Exhibit 4 to Form 8-K dated May 12, 2020, File No. 1-8841)
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

Date: July 24, 2020

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller (Principal Accounting Officer)