Form 10-Q
period 2020-09-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2020-10-23
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

700 Universe Boulevard
Juno Beach, Florida 33408
(561) 694-4000

State or other jurisdiction of incorporation or organization:  Florida

Securities registered pursuant to Section 12(b) of the Act:

Registrants	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NextEra Energy, Inc.	Common Stock, $0.01 Par Value	NEE	New York Stock Exchange
	4.872% Corporate Units	NEE.PRO	New York Stock Exchange
	5.279% Corporate Units	NEE.PRP	New York Stock Exchange
	6.219% Corporate Units	NEE.PRQ	New York Stock Exchange

Florida Power & Light Company	None

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at September 30, 2020: 489,768,531

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at September 30, 2020, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
OPERATING REVENUES	$4,785	$5,572	$13,602	$14,616
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	1,111	1,266	2,663	3,308
Other operations and maintenance	922	863	2,656	2,576
Depreciation and amortization	1,279	1,295	3,108	3,247
Losses (gains) on disposal of businesses/assets - net	11	2	(279)	(378)
Taxes other than income taxes and other - net	454	553	1,278	1,387
Total operating expenses - net	3,777	3,979	9,426	10,140
OPERATING INCOME	1,008	1,593	4,176	4,476
OTHER INCOME (DEDUCTIONS)
Interest expense	(208)	(746)	(1,839)	(2,061)
Equity in earnings (losses) of equity method investees	249	(90)	13	(80)
Allowance for equity funds used during construction	22	14	64	51
Interest income	7	16	31	41
Gains on disposal of investments and other property - net	16	6	42	37
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net	87	1	(23)	157
Other net periodic benefit income	50	50	149	136
Other - net	21	12	25	43
Total other income (deductions) - net	244	(737)	(1,538)	(1,676)
INCOME BEFORE INCOME TAXES	1,252	856	2,638	2,800
INCOME TAXES	129	58	79	256
NET INCOME	1,123	798	2,559	2,544
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	106	81	365	250
NET INCOME ATTRIBUTABLE TO NEE	$1,229	$879	$2,924	$2,794
Earnings per share attributable to NEE:
Basic	$2.51	$1.82	$5.97	$5.82
Assuming dilution	$2.50	$1.81	$5.94	$5.78

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME	$1,123	$798	$2,559	$2,544
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $1 tax benefit, $1 tax expense, $2 tax benefit and $5 tax expense, respectively)	2	6	7	24
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $1, $2, $3 and $8 tax expense, respectively)	3	4	9	19
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1 tax expense, $1 tax benefit, $1 tax expense and less than $1 tax benefit, respectively)	(1)	(1)	(2)	—
Defined benefit pension and other benefits plans:
Net unrealized gain (loss) and unrecognized prior service benefit (cost) (net of $16 tax benefit)	—	—	—	(53)
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1, less than $1, $1 and $1 tax benefit, respectively)	1	(1)	2	(2)
Net unrealized gains (losses) on foreign currency translation	8	1	(10)	19
Other comprehensive income related to equity method investees (net of less than $1 and less than $1 tax expense, respectively)	—	1	—	1
Total other comprehensive income, net of tax	13	10	6	8
IMPACT OF DISPOSAL OF A BUSINESS (NET OF $19 TAX BENEFIT)	—	—	10	—
COMPREHENSIVE INCOME	1,136	808	2,575	2,552
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	104	81	366	250
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$1,240	$889	$2,941	$2,802

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2020	December 31, 2019
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$101,485	$96,093
Nuclear fuel	1,611	1,755
Construction work in progress	12,279	9,330
Accumulated depreciation and amortization	(26,520)	(25,168)
Total property, plant and equipment - net ($12,520 and $11,893 related to VIEs, respectively)	88,855	82,010
CURRENT ASSETS
Cash and cash equivalents	1,961	600
Customer receivables, net of allowances of $67 and $19, respectively	2,572	2,282
Other receivables	705	525
Materials, supplies and fossil fuel inventory	1,414	1,328
Regulatory assets	394	335
Derivatives	441	762
Other	1,539	1,576
Total current assets	9,026	7,408
OTHER ASSETS
Special use funds	7,175	6,954
Investment in equity method investees	7,144	7,453
Prepaid benefit costs	1,532	1,437
Regulatory assets	3,291	3,287
Derivatives	1,622	1,624
Goodwill	4,214	4,204
Other	3,523	3,314
Total other assets	28,501	28,273
TOTAL ASSETS	$126,382	$117,691
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 490 and 489, respectively)	$5	$5
Additional paid-in capital	11,380	11,970
Retained earnings	26,054	25,199
Accumulated other comprehensive loss	(152)	(169)
Total common shareholders' equity	37,287	37,005
Noncontrolling interests ($4,769 and $4,350 related to VIEs, respectively)	4,775	4,355
Total equity	42,062	41,360
Redeemable noncontrolling interests	165	487
Long-term debt ($478 and $498 related to VIEs, respectively)	42,794	37,543
Total capitalization	85,021	79,390
CURRENT LIABILITIES
Commercial paper	—	2,516
Other short-term debt	458	400
Current portion of long-term debt ($27 and $27 related to VIEs, respectively)	5,044	2,124
Accounts payable ($441 and $468 related to VIEs, respectively)	4,744	3,631
Customer deposits	494	499
Accrued interest and taxes	1,170	558
Derivatives	310	344
Accrued construction-related expenditures	1,128	1,152
Regulatory liabilities	291	320
Other	2,073	2,309
Total current liabilities	15,712	13,853
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	3,554	3,457
Deferred income taxes	8,237	8,361
Regulatory liabilities	10,042	9,936
Derivatives	1,580	863
Other	2,236	1,831
Total other liabilities and deferred credits	25,649	24,448
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$126,382	$117,691

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,559	$2,544
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,108	3,247
Nuclear fuel and other amortization	184	190
Unrealized losses on marked to market derivative contracts – net	952	135
Foreign currency transaction losses	5	10
Deferred income taxes	(44)	125
Cost recovery clauses and franchise fees	(34)	93
Equity in losses (earnings) of equity method investees	(13)	80
Distributions of earnings from equity method investees	339	337
Gains on disposal of businesses, assets and investments – net	(321)	(415)
Other - net	131	(74)
Changes in operating assets and liabilities:
Current assets	(513)	(310)
Noncurrent assets	(169)	(87)
Current liabilities	414	356
Noncurrent liabilities	33	12
Net cash provided by operating activities	6,631	6,243
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(4,379)	(3,603)
Acquisition and capital expenditures of Gulf Power	(859)	(4,928)
Independent power and other investments of NEER	(3,908)	(4,628)
Nuclear fuel purchases	(158)	(245)
Other capital expenditures, acquisitions and other investments	(8)	(209)
Sale of independent power and other investments of NEER	178	1,228
Proceeds from sale or maturity of securities in special use funds and other investments	3,163	2,812
Purchases of securities in special use funds and other investments	(3,306)	(2,901)
Other - net	71	11
Net cash used in investing activities	(9,206)	(12,463)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	11,898	10,913
Retirements of long-term debt	(3,690)	(3,561)
Proceeds from differential membership investors	572	190
Net change in commercial paper	(2,516)	(234)
Proceeds from other short-term debt	2,158	—
Repayments of other short-term debt	(2,100)	(4,725)
Payments from related parties under a cash sweep and credit support agreement – net	70	460
Issuances of common stock/equity units - net	(100)	1,488
Dividends on common stock	(2,057)	(1,797)
Other - net	(321)	(211)
Net cash provided by financing activities	3,914	2,523
Effects of currency translation on cash, cash equivalents and restricted cash	(10)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	1,329	(3,695)
Cash, cash equivalents and restricted cash at beginning of period	1,108	5,253
Cash, cash equivalents and restricted cash at end of period	$2,437	$1,558
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$4,612	$2,071
Increase in property, plant and equipment related to an acquisition	$353	$—
Decrease in joint venture investments related to an acquisition	$145	$—

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	Aggregate Par Value
Balances, December 31, 2019	489	$5	$11,970	$(169)	$25,199	$37,005	$4,355	$41,360	$487
Net income (loss)	—	—	—	—	421	421	(112)		(1)
Premium on equity units	—	—	(253)	—	—	(253)	—		—
Share-based payment activity	—	—	4	—	—	4	—		—
Dividends on common stock(a)	—	—	—	—	(685)	(685)	—		—
Other comprehensive loss	—	—	—	(33)	—	(33)	(6)		—
Issuances of common stock/equity units - net	—	—	(51)	—	—	(51)	—		—
Impact of disposal of a business(b)	—	—	—	10	—	10	—		—
Adoption of accounting standards update(c)	—	—	—	—	(11)	(11)	—		—
Other differential membership interests activity	—	—	(2)	—	—	(2)	219		(248)
Other	—	—	—	—	(2)	(2)	16		—
Balances, March 31, 2020	489	5	11,668	(192)	24,922	36,403	4,472	$40,875	238
Net income (loss)	—	—	—	—	1,275	1,275	(144)		(2)
Share-based payment activity	1	—	55	—	—	55	—		—
Dividends on common stock(a)	—	—	—	—	(686)	(686)	—		—
Other comprehensive income	—	—	—	29	—	29	3		—
Other differential membership interests activity	—	—	(5)	—	—	(5)	153		55
Other	—	—	2	—	—	2	17		—
Balances, June 30, 2020	490	5	11,720	(163)	25,511	37,073	4,501	$41,574	291
Net income (loss)	—	—	—	—	1,229	1,229	(105)		(1)
Premium on equity units	—	—	(334)	—	—	(334)	—		—
Share-based payment activity	—	—	43	—	—	43	—		—
Dividends on common stock(a)	—	—	—	—	(686)	(686)	—		—
Other comprehensive income	—	—	—	11	—	11	2		—
Issuances of common stock/equity units - net	—	—	(41)	—	—	(41)	—		—
Other differential membership interests activity	—	—	(6)	—	—	(6)	348		(125)
Other	—	—	(2)	—	—	(2)	29		—
Balances, September 30, 2020	490	$5	$11,380	$(152)	$26,054	$37,287	$4,775	$42,062	$165
———————————————

(a)	Dividends per share were $1.40 for all quarterly periods presented.

(b)	See Note 11 - Disposal of Businesses.

(c)	See Note 11 - Measurement of Credit Losses on Financial Instruments.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Concluded)
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	Aggregate Par Value
Balances, December 31, 2018	478	$5	$10,490	$(188)	$23,837	$34,144	$3,269	$37,413	$468
Net income (loss)	—	—	—	—	680	680	(74)		—
Share-based payment activity	1	—	30	—	—	30	—		—
Dividends on common stock(a)	—	—	—	—	(598)	(598)	—		—
Other comprehensive loss	—	—	—	(24)	—	(24)	—		—
Other differential membership interests activity	—	—	—	—	—	—	389		(394)
Other	—	—	(5)	(1)	—	(6)	30		(3)
Balances, March 31, 2019	479	5	10,515	(213)	23,919	34,226	3,614	$37,840	71
Net income (loss)	—	—	—	—	1,234	1,234	(95)		—
Share-based payment activity	—	—	47	—	—	47	—		—
Dividends on common stock(a)	—	—	—	—	(599)	(599)	—		—
Other comprehensive income	—	—	—	22	—	22	—		—
Other differential membership interests activity	—	—	—	—	—	—	(146)		—
Other	—	—	(20)	—	—	(20)	143		(3)
Balances, June 30, 2019	479	5	10,542	(191)	24,554	34,910	3,516	$38,426	68
Net income (loss)	—	—	—	—	879	879	(81)
Issuances of common stock - net	10	—	1,470	—	—	1,470	—
Share-based payment activity	—	—	39	—	—	39	—
Dividends on common stock(a)	—	—	—	—	(600)	(600)	—
Other comprehensive income	—	—	—	10	—	10	—
Premium on equity units	—	—	(120)	—	—	(120)	—
Other differential membership interests activity	—	—	—	—	—	—	133
Other	—	—	2	—	2	4	14		(2)
Balances, September 30, 2019	489	$5	$11,933	$(181)	$24,835	$36,592	$3,582	$40,174	$66
———————————————

(a)	Dividends per share were $1.25 for all quarterly periods presented.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
OPERATING REVENUES	$3,455	$3,491	$8,820	$9,267
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	839	943	1,936	2,478
Other operations and maintenance	364	345	1,041	1,070
Depreciation and amortization	823	853	1,775	2,005
Taxes other than income taxes and other - net	369	377	1,027	1,029
Total operating expenses - net	2,395	2,518	5,779	6,582
OPERATING INCOME	1,060	973	3,041	2,685
OTHER INCOME (DEDUCTIONS)
Interest expense	(147)	(152)	(450)	(442)
Allowance for equity funds used during construction	14	11	44	46
Other - net	(1)	2	(1)	3
Total other deductions - net	(134)	(139)	(407)	(393)
INCOME BEFORE INCOME TAXES	926	834	2,634	2,292
INCOME TAXES	169	151	486	358
NET INCOME(a)	$757	$683	$2,148	$1,934
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2020	December 31, 2019
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$56,802	$54,523
Nuclear fuel	1,123	1,153
Construction work in progress	4,129	3,351
Accumulated depreciation and amortization	(14,295)	(13,953)
Total electric utility plant and other property - net	47,759	45,074
CURRENT ASSETS
Cash and cash equivalents	114	77
Customer receivables, net of allowances of $34 and $3, respectively	1,396	1,024
Other receivables	351	333
Materials, supplies and fossil fuel inventory	781	722
Regulatory assets	264	227
Other	162	136
Total current assets	3,068	2,519
OTHER ASSETS
Special use funds	4,945	4,771
Prepaid benefit costs	1,534	1,477
Regulatory assets	2,351	2,549
Goodwill	300	300
Other	546	498
Total other assets	9,676	9,595
TOTAL ASSETS	$60,503	$57,188
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	12,752	10,851
Retained earnings	9,562	9,174
Total common shareholder's equity	23,687	21,398
Long-term debt	15,730	14,131
Total capitalization	39,417	35,529
CURRENT LIABILITIES
Commercial paper	—	1,482
Current portion of long-term debt	79	30
Accounts payable	850	768
Customer deposits	451	459
Accrued interest and taxes	894	266
Accrued construction-related expenditures	372	426
Regulatory liabilities	260	284
Other	485	510
Total current liabilities	3,391	4,225
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,331	2,268
Deferred income taxes	5,615	5,415
Regulatory liabilities	9,344	9,296
Other	405	455
Total other liabilities and deferred credits	17,695	17,434
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$60,503	$57,188

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,148	$1,934
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,775	2,005
Nuclear fuel and other amortization	123	130
Deferred income taxes	264	48
Cost recovery clauses and franchise fees	(30)	104
Other - net	31	(19)
Changes in operating assets and liabilities:
Current assets	(460)	(318)
Noncurrent assets	(69)	(47)
Current liabilities	588	403
Noncurrent liabilities	(32)	(6)
Net cash provided by operating activities	4,338	4,234
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,379)	(3,603)
Nuclear fuel purchases	(122)	(150)
Proceeds from sale or maturity of securities in special use funds	1,964	1,798
Purchases of securities in special use funds	(2,027)	(1,885)
Other - net	(22)	31
Net cash used in investing activities	(4,586)	(3,809)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including discounts	2,952	2,493
Retirements of long-term debt	(1,291)	(85)
Net change in commercial paper	(1,482)	(811)
Capital contributions from NEE	1,900	250
Dividends to NEE	(1,760)	(2,200)
Other - net	(37)	(38)
Net cash provided by (used in) financing activities	282	(391)
Net increase in cash, cash equivalents and restricted cash	34	34
Cash, cash equivalents and restricted cash at beginning of period	195	254
Cash, cash equivalents and restricted cash at end of period	$229	$288
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$665	$557
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2019	$1,373	$10,851	$9,174	$21,398
Net income	—	—	642
Capital contributions from NEE	—	1,200	—
Balances, March 31, 2020	1,373	12,051	9,816	$23,240
Net income	—	—	749
Capital contributions from NEE	—	700	—
Other	—	1	(1)
Balances, June 30, 2020	1,373	12,752	10,564	$24,689
Net income	—	—	757
Dividends to NEE	—	—	(1,760)
Other	—	—	1
Balances, September 30, 2020	$1,373	$12,752	$9,562	$23,687

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2018	$1,373	$10,601	$9,040	$21,014
Net income	—	—	588
Capital contributions from NEE	—	250	—
Other	—	1	—
Balances, March 31, 2019	1,373	10,852	9,628	$21,853
Net income	—	—	663
Dividends to NEE	—	—	(1,400)
Other	—	(1)	—
Balances, June 30, 2019	1,373	10,851	8,891	$21,115
Net income	—	—	683
Dividends to NEE	—	—	(800)
Other	—	1	(1)
Balances, September 30, 2019	$1,373	$10,852	$8,773	$20,998

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

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $4.9 billion ($3.4 billion at FPL) and $4.9 billion ($3.5 billion at FPL) for the three months ended September 30, 2020 and 2019, respectively, and $12.9 billion ($8.8 billion at FPL) and $13.2 billion ($9.2 billion at FPL) for the nine months ended September 30, 2020 and 2019, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL - FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At September 30, 2020 and December 31, 2019, FPL's unbilled revenues amounted to approximately $468 million and $389 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets.
NEER - NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2020 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales associated with ISO annual auctions through 2024 and certain power purchase agreements with maturity dates through 2034. At September 30, 2020, NEER expects to record approximately $870 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2.  NEP

NextEra Energy Resources provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At September 30, 2020 and December 31, 2019, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $82 million and $12 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $31 million and $27 million for the three months ended September 30, 2020 and 2019, respectively, and $88 million and $75 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $61 million and $53 million are included in other receivables and $33 million and $33 million are included in noncurrent other assets at September 30, 2020 and December 31, 2019, respectively. Under the CSCS agreement, NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $647 million at September 30, 2020 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2020 to 2059 and included certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At September 30, 2020, approximately $31 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

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

The components of net periodic income for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(millions)
Service cost	$22	$20	$—	$—	$64	$60	$1	$1
Interest cost	23	28	3	3	69	86	6	7
Expected return on plan assets	(80)	(78)	—	—	(241)	(235)	—	—
Amortization of prior service benefit	(1)	—	(4)	(4)	(1)	(1)	(12)	(12)
Amortization of actuarial loss	4	—	—	—	13	—	2	—
Special termination benefits(a)	4	1	—	—	13	17	—	—
Net periodic income at NEE	$(28)	$(29)	$(1)	$(1)	$(83)	$(73)	$(3)	$(4)
Net periodic income allocated to FPL	$(19)	$(18)	$(1)	$(1)	$(58)	$(53)	$(2)	$(3)

_________________________

(a)	Reflects enhanced early retirement benefits.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income. In addition, for the nine months ended September 30, 2020 and 2019, NEE reclassified from AOCI approximately $23 million ($3 million after tax) to gains on disposal of businesses/assets - net (see Note 11 - Disposal of Businesses) and $8 million ($6 million after tax) to interest expense, respectively, because it became probable that related future transactions being hedged would not occur. At September 30, 2020, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $8 million of net losses included in AOCI at September 30, 2020 are expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at September 30, 2020 and December 31, 2019, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 5 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	September 30, 2020
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$4,435	$2,795	$2,039	$543
Interest rate contracts	33	1,324	5	1,296
Foreign currency contracts	15	47	19	51
Total fair values	$4,483	$4,166	$2,063	$1,890

FPL:
Commodity contracts	$4	$13	$2	$11

Net fair value by NEE balance sheet line item:
Current derivative assets			$441
Noncurrent derivative assets(a)			1,622
Current derivative liabilities(b)				$310
Noncurrent derivative liabilities				1,580
Total derivatives			$2,063	$1,890

Net fair value by FPL balance sheet line item:
Current other assets			$2
Current other liabilities				$10
Noncurrent other liabilities				1
Total derivatives			$2	$11
———————————————

(a)	Reflects the netting of approximately $158 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $14 million in margin cash collateral paid to counterparties.

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

At September 30, 2020 and December 31, 2019, NEE had approximately $10 million and $10 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at September 30, 2020 and December 31, 2019, NEE had approximately $559 million and $360 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions)
Commodity contracts(a) - operating revenues	$(327)	$366	$245	$641
Foreign currency contracts - interest expense	34	(13)	(30)	(21)
Interest rate contracts - interest expense	131	(352)	(710)	(883)
Losses reclassified from AOCI:
Interest rate contracts(b)	(3)	(6)	(30)	(24)
Foreign currency contracts - interest expense	(1)	(1)	(3)	(3)
Total	$(166)	$(6)	$(528)	$(290)
———————————————

(a)
For the three and nine months ended September 30, 2020, FPL recorded losses of approximately $1 million and $3 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets. For the three and nine months ended September 30, 2019, FPL recorded gains of approximately $4 million and $8 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets.

(b)
For the nine months ended September 30, 2020, approximately $23 million was reclassified to gains on disposal of businesses/assets - net (see Note 11 - Disposal of Businesses); remaining balances were reclassified to interest expense on NEE's condensed consolidated statements of income.

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

	September 30, 2020				December 31, 2019
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(76)	MWh	—	MWh	(81)	MWh	1	MWh
Natural gas	(352)	MMBtu	143	MMBtu	(1,723)	MMBtu	161	MMBtu
Oil	(14)	barrels	—		(13)	barrels	—

At September 30, 2020 and December 31, 2019, NEE had interest rate contracts with a net notional amount of approximately $10.5 billion and $8.9 billion, respectively, and foreign currency contracts with a net notional amount of approximately $957 million and $1.0 billion, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At September 30, 2020 and December 31, 2019, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.1 billion ($12 million for FPL) and $1.7 billion ($12 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $95 million (none at FPL) at September 30, 2020 and $215 million (none at FPL) at December 31, 2019. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.1 billion ($70 million at FPL) at September 30, 2020 and $1.2 billion ($35 million at FPL) at December 31, 2019. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.1 billion ($95 million at FPL) at September 30, 2020 and $590 million ($75 million at FPL) at December 31, 2019.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At September 30, 2020 and December 31, 2019, applicable NEE subsidiaries have posted approximately $74 million (none at FPL) and $2 million (none at FPL), respectively, in cash, and at December 31, 2019, applicable NEE subsidiaries have posted approximately $88 million (none at FPL) in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2020
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(b)
NEE - equity securities	$1,804	$—		$—		$1,804
FPL - equity securities	$191	$—		$—		$191
Special use funds:(c)
NEE:
Equity securities	$1,994	$2,187	(d)	$—		$4,181
U.S. Government and municipal bonds	$522	$157		$—		$679
Corporate debt securities	$1	$850		$—		$851
Mortgage-backed securities	$—	$440		$—		$440
Other debt securities	$—	$112		$—		$112
FPL:
Equity securities	$680	$1,983	(d)	$—		$2,663
U.S. Government and municipal bonds	$405	$103		$—		$508
Corporate debt securities	$—	$600		$—		$600
Mortgage-backed securities	$—	$348		$—		$348
Other debt securities	$—	$107		$—		$107
Other investments:(e)
NEE:
Equity securities	$61	$—		$—		$61
Debt securities	$93	$109		$—		$202
Derivatives:
NEE:
Commodity contracts	$1,029	$1,796		$1,610	$(2,396)	$2,039	(f)
Interest rate contracts	$—	$33		$—	$(28)	$5	(f)
Foreign currency contracts	$—	$15		$—	$4	$19	(f)
FPL - commodity contracts	$—	$2		$2	$(2)	$2	(f)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,027	$1,328		$440	$(2,252)	$543	(f)
Interest rate contracts	$—	$1,304		$20	$(28)	$1,296	(f)
Foreign currency contracts	$—	$47		$—	$4	$51	(f)
FPL - commodity contracts	$—	$5		$8	$(2)	$11	(f)
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

(b)
Includes restricted cash equivalents of approximately $231 million ($73 million for FPL) in current other assets and $82 million ($41 million for FPL) in noncurrent other assets on the condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at September 30, 2020 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	September 30, 2020		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts - power	$754	$106	Discounted cash flow	Forward price (per MWh)	$2	—	$157	$28
Forward contracts - gas	270	40	Discounted cash flow	Forward price (per MMBtu)	$—	—	$8	$3
Forward contracts - congestion	25	5	Discounted cash flow	Forward price (per MWh)	$(5)	—	$33	$—
Options - power	35	17	Option models	Implied correlations	40%	—	85%	55%
				Implied volatilities	5%	—	152%	48%
Options - primarily gas	198	203	Option models	Implied correlations	40%	—	100%	57%
				Implied volatilities	16%	—	270%	42%
Full requirements and unit contingent contracts	301	56	Discounted cash flow	Forward price (per MWh)	$6	—	$382	$48
				Customer migration rate(b)	—%	—	122%	2%
Forward contracts - other	27	13
Total	$1,610	$440
———————————————

(a)	Unobservable inputs were weighted by volume.

(b)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
———————————————

(a)	Assumes the contract is in a gain position.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2020		2019
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30	$1,305	$(6)	$1,231	$(13)
Realized and unrealized gains (losses):
Included in earnings(a)	(55)	—	(29)	—
Included in other comprehensive income (loss)(b)	—	—	6	—
Included in regulatory assets and liabilities	(1)	(1)	2	2
Purchases	37	—	27	—
Settlements	(108)	1	(146)	1
Issuances	(26)	—	(13)	—
Transfers out(c)	(2)	—	(27)	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$1,150	$(6)	$1,051	$(10)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(d)	$(46)	$—	$53	$—

———————————————

(a)
For the three months ended September 30, 2020 and 2019, realized and unrealized losses of approximately $55 million and $23 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

(b)	Included in net unrealized gains (losses) on foreign currency translation in the condensed consolidated statements of comprehensive income.

(c)	Transfers from Level 3 to Level 2 were a result of increased observability of market data.

(d)
For the three months ended September 30, 2020 and 2019, unrealized gains (losses) of approximately $(46) million and $61 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

	Nine Months Ended September 30,
	2020		2019
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$1,207	$(8)	$647	$(36)
Realized and unrealized gains (losses):
Included in earnings(a)	294	—	663	—
Included in other comprehensive income (loss)(b)	1	—	7	—
Included in regulatory assets and liabilities	(3)	(3)	1	1
Purchases	157	—	94	—
Sales(c)	114	—	—	—
Settlements	(490)	5	(265)	23
Issuances	(98)	—	(64)	—
Transfers out(d)	(32)	—	(32)	2
Fair value of net derivatives based on significant unobservable inputs at September 30	$1,150	$(6)	$1,051	$(10)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(e)	$79	$—	$476	$—
———————————————

(a)
For the nine months ended September 30, 2020 and 2019, realized and unrealized gains of approximately $314 million and $680 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

(b)	Included in net unrealized gains (losses) on foreign currency translation in the condensed consolidated statements of comprehensive income.

(c)	See Note 11 - Disposal of Businesses.

(d)	Transfers from Level 3 to Level 2 were a result of increased observability of market data.

(e)
For the nine months ended September 30, 2020 and 2019, unrealized gains of approximately $90 million and $493 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2020			December 31, 2019
	Carrying Amount	Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$912	$912		$892		$891
Other investments(b)	$25	$25		$30		$30
Long-term debt, including current portion	$47,838	$52,527	(c)	$39,667	(d)	$42,928	(c) (d)
FPL:
Special use funds(a)	$719	$718		$706		$705
Long-term debt, including current portion	$15,809	$19,415	(c)	$14,161		$16,448	(c)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).

(b)	Included in noncurrent other assets on NEE's condensed consolidated balance sheets.

(c)	At September 30, 2020 and December 31, 2019, substantially all is Level 2 for NEE and all is Level 2 for FPL.

(d)
Excludes debt totaling approximately $463 million classified as held for sale, which is included in current other liabilities on NEE's condensed consolidated balance sheet at December 31, 2019, for which the carrying amount approximated fair value. See Note 11 - Disposal of Businesses.

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $7,099 million and $6,880 million at September 30, 2020 and December 31, 2019, respectively, ($4,869 million and $4,697 million, respectively, for FPL) and FPL's storm fund assets of $76 million and $74 million at September 30, 2020 and December 31, 2019, respectively. The investments held in the special use funds consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $1,984 million and $2,030 million at September 30, 2020 and December 31, 2019, respectively ($1,492 million and $1,523 million, respectively, for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2020 of approximately nine years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at September 30, 2020 of approximately one year. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains (losses) recognized on equity securities held at September 30, 2020 and 2019 are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(millions)
Unrealized gains (losses)	$223	$21	$65	$500	$129	$18	$50	$327

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(millions)
Realized gains	$30	$21	$86	$47	$21	$15	$66	$30
Realized losses	$17	$14	$50	$34	$10	$11	$38	$20
Proceeds from sale or maturity of securities	$555	$612	$2,046	$2,087	$475	$489	$1,747	$1,717

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(millions)
Unrealized gains	$120	$75	$92	$58
Unrealized losses(a)	$23	$7	$21	$7
Fair value	$314	$314	$239	$240
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at September 30, 2020 and December 31, 2019 were not material to NEE or FPL.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6.  Income Taxes

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit(a)	1.9	4.3	3.7	3.9	1.3	3.4	4.0	3.3
Taxes attributable to noncontrolling interests	1.8	2.0	—	—	2.9	1.9	—	—
PTCs and ITCs - NEER	(7.4)	(11.5)	—	—	(8.7)	(7.9)	—	—
Amortization of deferred regulatory credit(b)	(4.4)	(5.6)	(5.6)	(5.2)	(5.4)	(7.0)	(5.2)	(8.0)
Foreign operations(c)	—	—	—	—	(2.2)	—	—	—
Other - net	(2.6)	(3.4)	(0.9)	(1.6)	(5.9)	(2.3)	(1.3)	(0.7)
Effective income tax rate	10.3%	6.8%	18.2%	18.1%	3.0%	9.1%	18.5%	15.6%

———————————————

(a)	The three and nine months ended September 30, 2019 reflect a valuation allowance of approximately $48 million related to deferred state tax credits.

(b)
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

(c)	The gain on sale of the Spain solar projects was not taxable for federal and state income tax purposes (see Note 11 - Disposal of Businesses).

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Proposed Merger of FPL and Gulf Power - On October 15, 2020, the FERC approved an application filed by NEE, together with FPL and Gulf Power, to merge Gulf Power with and into FPL, with FPL as the surviving entity effective January 1, 2021. Gulf Power will continue as a separate operating division during 2021, serving its existing customers under separate retail rates.

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

GridLiance - On September 29, 2020, a wholly owned subsidiary of NEET entered into agreements to acquire GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance) for approximately $660 million, including the assumption of approximately $160 million of debt, excluding post-closing adjustments. The agreements are subject to earn-out provisions for additional payments upon completion of certain development projects. GridLiance owns and operates three FERC-regulated transmission utilities with approximately 700 miles of high-voltage transmission lines across six states, five in the Midwest and Nevada. The acquisition is expected to close in 2021, and is subject to, among other things, approval of the FERC and utility commissions of certain states in which GridLiance operates. NEECH guarantees the payment obligations under the acquisition agreements.

8.  Variable Interest Entities (VIEs)

NEER - At September 30, 2020, NEE consolidates 34 VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

NextEra Energy Resources consolidates two VIEs, which own and operate natural gas/oil electric generation facilities with the capability of producing 1,450 MW. These entities sell their electric output to third parties under power sales contracts with expiration dates in 2021 and 2031. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The assets and liabilities of these VIEs were approximately $198 million and $24 million, respectively, at September 30, 2020 and $216 million and $25 million, respectively, at December 31, 2019. At September 30, 2020 and December 31, 2019, the assets of these VIEs consisted primarily of property, plant and equipment.

Three indirect subsidiaries of NextEra Energy Resources have an approximately 50% ownership interest in five entities which own and operate solar photovoltaic (PV) facilities with the capability of producing a total of approximately 409 MW. Each of the three subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These five entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2042. The five entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $784 million and $624 million, respectively, at September 30, 2020 and $776 million and $598 million, respectively, at December 31, 2019. At September 30, 2020 and December 31, 2019, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE that is constructing an approximately 280-mile electricity transmission line. A NEET subsidiary is the primary beneficiary and controls the most significant activities during the construction period, including controlling the construction budget. NEET is entitled to receive 50% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $345 million and $69 million, respectively, at September 30, 2020, and $173 million and $29 million, respectively, at December 31, 2019. At September 30, 2020 and December 31, 2019, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and accounts payable.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The other 28 NextEra Energy Resources VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 7,482 MW and 813 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2025 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $11.8 billion and $0.7 billion, respectively, at September 30, 2020. There were 26 of these consolidated VIEs at December 31, 2019, and the assets and liabilities of those VIEs at such date totaled approximately $11.3 billion and $0.8 billion, respectively. At September 30, 2020 and December 31, 2019, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable.

Other - At September 30, 2020 and December 31, 2019, several NEE subsidiaries had investments totaling approximately $3,345 million ($2,822 million at FPL) and $3,247 million ($2,717 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $3,872 million and $4,254 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, subsidiaries of NEE had commitments to invest additional amounts in five of the entities. Such commitments are included in the NEER amounts in the table in Note 12 - Contracts.

9. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions, except per share amounts)
Numerator:
Net income attributable to NEE - basic	$1,229	$879	$2,924	$2,794
Adjustment for the impact of dilutive securities at NEP(a)	(1)	—	—	—
Net income attributable to NEE - assuming dilution	$1,228	$879	$2,924	$2,794

Denominator:
Weighted-average number of common shares outstanding - basic	489.9	481.9	489.6	479.7
Equity units, stock options, performance share awards and restricted stock(b)	2.3	4.1	2.3	3.8
Weighted-average number of common shares outstanding - assuming dilution	492.2	486.0	491.9	483.5
Earnings per share attributable to NEE:
Basic	$2.51	$1.82	$5.97	$5.82
Assuming dilution	$2.50	$1.81	$5.94	$5.78
———————————————

(a)
The three months ended September 30, 2020 adjustment is related to the NEP Series A convertible preferred units. During the three months ended September 30, 2019, approximately $183 million of NEP's Series A convertible preferred units were converted into NEP common units. During the three months ended September 30, 2020, substantially all of NEP's convertible notes and approximately $71 million of its Series A convertible preferred units were converted into NEP common units. Additionally, in October 2020, approximately $46 million of NEP's Series A convertible preferred units were converted into NEP common units.

(b)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 11.5 million and 2.2 million for the three months ended September 30, 2020 and 2019, respectively, and 9.0 million and 1.0 million for the nine months ended September 30, 2020 and 2019, respectively.

On September 14, 2020, NEE's board of directors approved a four-for-one split of NEE common stock effective October 26, 2020 (2020 stock split). NEE's authorized common stock will increase from 800 million to 3.2 billion shares. Trading will begin on a stock split-adjusted basis on October 27, 2020. The pro forma earnings per share attributable to NEE, assuming dilution, for the three and nine months ended September 30, 2020 and 2019, adjusted for the 2020 stock split, are $0.62, $0.45, $1.49 and $1.44, respectively. Share-based data included in this Form 10-Q, other than the pro forma amounts in the preceding sentence, have not been adjusted to reflect the 2020 stock split.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation		Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Nine Months Ended September 30, 2020
Balances, December 31, 2019	$(27)		$11		$(114)		$(42)		$3	$(169)
Other comprehensive loss before reclassifications	—		(8)		—		(35)		—	(43)
Amounts reclassified from AOCI	2	(a)	(1)	(b)	3	(c)	—		—	4
Net other comprehensive income (loss)	2		(9)		3		(35)		—	(39)
Impact of disposal of a business	23	(d)	—		—		(13)	(d)	—	10
Balances, March 31, 2020	(2)		2		(111)		(90)		3	(198)
Other comprehensive income before reclassifications	—		14		—		17		—	31
Amounts reclassified from AOCI	3	(a)	—		(2)	(c)	—		—	1
Net other comprehensive income (loss)	3		14		(2)		17		—	32
Balances, June 30, 2020	1		16		(113)		(73)		3	(166)
Other comprehensive income before reclassifications	—		3		—		8		—	11
Amounts reclassified from AOCI	2	(a)	(1)	(b)	1	(c)	—		—	2
Net other comprehensive income	2		2		1		8		—	13
Balances, September 30, 2020	$3		$18		$(112)		$(65)		$3	$(153)
Attributable to noncontrolling interests	$—		$—		$—		$(1)		$—	$(1)
Attributable to NEE	$3		$18		$(112)		$(64)		$3	$(152)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

(c)	Reclassified to other net periodic benefit income in NEE's condensed consolidated statements of income.

(d)
Reclassified to gains on disposal of businesses/assets - net and interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments. See Note 11 - Disposal of Businesses.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Nine Months Ended September 30, 2019
Balances, December 31, 2018	$(55)		$(7)		$(65)		$(63)	$2	$(188)
Other comprehensive income (loss) before reclassifications	—		8		(52)		10	(1)	(35)
Amounts reclassified from AOCI	10	(a)	2	(b)	(1)	(c)	—	—	11
Net other comprehensive income (loss)	10		10		(53)		10	(1)	(24)
Acquisition of Gulf Power	(1)		—		—		—	—	(1)
Balances, March 31, 2019	(46)		3		(118)		(53)	1	(213)
Other comprehensive income (loss) before reclassifications	—		7		(1)		8	1	15
Amounts reclassified from AOCI	8	(a)	(1)	(b)	—		—	—	7
Net other comprehensive income (loss)	8		6		(1)		8	1	22
Balances, June 30, 2019	(38)		9		(119)		(45)	2	(191)
Other comprehensive income before reclassifications	—		4		—		1	1	6
Amounts reclassified from AOCI	6	(a)	(1)	(b)	(1)	(c)	—	—	4
Net other comprehensive income (loss)	6		3		(1)		1	1	10
Balances, September 30, 2019	$(32)		$12		$(120)		$(44)	$3	$(181)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

(c)	Reclassified to other net periodic benefit income in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.  Debt

Significant long-term debt issuances and borrowings during the nine months ended September 30, 2020 were as follows:

	Principal Amount	Interest Rate				Maturity Date
	(millions)
FPL:
First mortgage bonds	$1,100	2.85%				2025
Senior unsecured notes	$1,570	Variable			(a)(b)	2023 - 2070
NEECH:
Debentures	$3,490	2.25%	-	3.55%		2025 - 2030
Debentures, related to NEE's equity units	$4,500	0.509%	-	1.84%		2025
Japanese yen denominated term loan	$530	Variable			(a)(c)	2023
———————————————

(a)	Variable rate is based on an underlying index plus or minus a specified margin.

(b)	Includes approximately $320 million that allows individual noteholders to require repayment at specified dates prior to maturity.

(c)	A cross-currency interest rate swap agreement was entered into with respect to this debt issuance. See Note 4.

In February 2020, NEE sold $2.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series K Debenture due March 1, 2025, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than March 1, 2023 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $282.04 to $352.55. If purchased on the final settlement date, as of September 30, 2020, the number of shares issued would (subject to antidilution adjustments) range from 0.1773 shares if the applicable market value of a share of common stock is less than or equal to $282.04 to 0.1418 shares if the applicable market value of a share is equal to or greater than $352.55, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending February 24, 2023. Total annual distributions on the equity units are at the rate of 5.279%, consisting of interest on the debentures (1.84% per year) and payments under the stock purchase contracts (3.439% per year). The interest rate on the debentures is expected to be reset on or after August 25, 2022. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In September 2020, NEE sold $2.0 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series L Debenture due September 1, 2025, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2023 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $295.70 to $369.63. If purchased on the final settlement date, as of September 30, 2020, the number of shares issued would (subject to antidilution adjustments) range from 0.1691 shares if the applicable market value of a share of common stock is less than or equal to $295.70 to 0.1353 shares if the applicable market value of a share is equal to or greater than $369.63, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2023. Total annual distributions on the equity units are at the rate of 6.219%, consisting of interest on the debentures (0.509% per year) and payments under the stock purchase contracts (5.710% per year). The interest rate on the debentures is expected to be reset on or after February 22, 2023. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In September 2020, NEECH announced that on October 24, 2020 it will redeem $500 million aggregate principal amount of its Series I Junior Subordinated Debentures due 2072 that accrue interest at an annual rate of 5.125% and $450 million aggregate principal amount of its Series J Junior Subordinated Debentures due 2073 that accrue interest at an annual rate of 5.00%.

11.  Summary of Significant Accounting and Reporting Policies

Restricted Cash - At September 30, 2020 and December 31, 2019, NEE had approximately $476 million ($114 million for FPL) and $508 million ($118 million for FPL), respectively, of restricted cash, of which approximately $368 million ($73 million for FPL) and $411 million ($54 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and Gulf Power and margin cash collateral requirements. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $158 million is netted against derivative assets and $14 million is netted against derivative liabilities at September 30, 2020 and $139 million is netted against derivative assets and $66 million is netted against derivative liabilities at December 31, 2019. See Note 4.
Disposal of Businesses - On February 11, 2020, a subsidiary of NextEra Energy Resources completed the sale of its ownership interest in two solar generation facilities located in Spain with a total generating capacity of 99.8 MW, which resulted in net cash proceeds of approximately €111 million (approximately $121 million). In connection with the sale, a gain of approximately $270 million (pretax and after tax) was recorded in NEE's condensed consolidated statements of income for the nine months ended September 30, 2020. The carrying amounts of the major classes of assets related to the facilities that were classified as held for sale, which are included in current other assets on NEE's condensed consolidated balance sheets, were approximately $440 million at December 31, 2019 and primarily represent property, plant and equipment. Liabilities associated with assets held for sale, which are included in current other liabilities on NEE's condensed consolidated balance sheets, were approximately $647 million at December 31, 2019 and primarily represent long-term debt and interest rate derivatives.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Storm Cost Recovery - In mid-September 2020, Hurricane Sally made landfall near the Florida panhandle causing damage to much of Gulf Power’s service area and approximately 285,000 customers experienced electrical outages. Gulf Power experienced damage to its transmission and distribution systems, as well as certain power generation equipment. As of September 30, 2020, Gulf Power had not finalized its estimate of storm restoration costs associated with Hurricane Sally; however, its current estimate of recoverable storm restoration costs is approximately $200 million. Gulf Power is authorized to recover storm restoration costs on an interim basis from customers through a surcharge under the terms of its current base rate settlement agreement and subject to a subsequent prudence review by the FPSC. The accrued storm restoration costs eligible for recovery have been deferred and are recorded as a regulatory asset, primarily noncurrent, on NEE’s condensed consolidated balance sheet as of September 30, 2020.

Construction Activity - In September 2019, NEER determined it was no longer moving forward with the construction of a 220 MW wind facility due to unresolved permitting issues. NEE recorded charges of approximately $73 million ($54 million after tax), which are included in taxes other than income taxes and other in NEE’s condensed consolidated statements of income for the three and nine months ended September 30, 2019, primarily related to the write-off of capitalized construction costs.

12.  Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL and Gulf Power include, among other things, the cost for construction of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects, the procurement of nuclear fuel and the cost to maintain existing rate-regulated transmission facilities, as well as equity contributions to joint ventures for the development and construction of natural gas pipeline assets and a rate-regulated transmission facility. Also see Note 7 - GridLiance.

At September 30, 2020, estimated capital expenditures for the remainder of 2020 through 2024 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals for FPL and Gulf Power) have been received were as follows:

	Remainder of 2020	2021	2022	2023	2024	Total
	(millions)
FPL:
Generation:(a)
New(b)	$375	$860	$900	$680	$540	$3,355
Existing	460	1,055	1,140	1,035	1,020	4,710
Transmission and distribution(c)	860	4,020	3,665	3,825	4,290	16,660
Nuclear fuel	85	220	170	120	145	740
General and other	250	740	780	810	730	3,310
Total	$2,030	$6,895	$6,655	$6,470	$6,725	$28,775
Gulf Power	$260	$860	$695	$625	$685	$3,125
NEER:
Wind(d)	$785	$1,605	$30	$20	$25	$2,465
Solar(e)	430	1,520	565	375	—	2,890
Battery storage	250	275	60	—	—	585
Nuclear, including nuclear fuel	60	230	185	140	190	805
Natural gas pipelines(f)	195	410	—	—	—	605
Rate-regulated transmission	85	220	30	10	15	360
Other	180	160	70	70	75	555
Total	$1,985	$4,420	$940	$615	$305	$8,265
———————————————

(a)	Includes AFUDC of approximately $10 million, $60 million, $50 million, $25 million and $20 million for the remainder of 2020 through 2024, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Includes AFUDC of approximately $10 million, $50 million, $50 million, $40 million and $55 million for the remainder of 2020 through 2024, respectively.

(d)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 4,784 MW.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 2,977 MW.

(f)	Construction of natural gas pipelines are subject to certain conditions, including applicable regulatory approvals and in certain cases the resolution of legal challenges.

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

At September 30, 2020, NEER has entered into contracts with expiration dates ranging from late October 2020 through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines and a rate-regulated transmission facility. Approximately $4.0 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates ranging from late October 2020 through 2041.

The required capacity and/or minimum payments under contracts, including those discussed above, at September 30, 2020 were estimated as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter
	(millions)
FPL(a)	$270	$1,010	$965	$945	$940	$10,250
NEER(b)(c)(d)	$1,420	$2,520	$415	$210	$210	$1,440
———————————————

(a)
Includes approximately $105 million, $415 million, $415 million, $410 million, $410 million and $6,765 million for the remainder of 2020 through 2024 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause. For the three and nine months ended September 30, 2020, the charges associated with these agreements totaled approximately $104 million and $280 million, respectively, of which $27 million and $81 million, respectively, were eliminated in consolidation at NEE. For the three and nine months ended September 30, 2019, the charges associated with these agreements totaled approximately $80 million and $236 million, respectively, of which $28 million and $81 million, respectively, were eliminated in consolidation at NEE.

(b)
Includes approximately $20 million, $70 million, $70 million, $70 million and $1,160 million for 2021 through 2024 and thereafter, respectively, of firm commitments related to a natural gas transportation agreement with a joint venture, in which NEER has a 31% equity investment, that is constructing a natural gas pipeline. These firm commitments are subject to the completion of construction of the pipeline, which is expected in 2021.

(c)	Includes approximately $85 million of commitments to invest in technology investments through 2029.

(d)
Includes approximately $205 million, $355 million, $20 million, $20 million, $10 million and $15 million for the remainder of 2020 through 2024 and thereafter, respectively, of joint obligations of NEECH and NEER.

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

	Three Months Ended September 30,
	2020						2019
	FPL	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$3,455	$404	$953		$(27)	$4,785	$3,491	$440	$1,675		$(34)	$5,572
Operating expenses - net	$2,395	$289	$1,026		$67	$3,777	$2,518	$332	$1,117		$12	$3,979
Net income (loss) attributable to NEE	$757	$91	$376	(b)	$5	$1,229	$683	$76	$381	(b)	$(261)	$879

	Nine Months Ended September 30,
	2020						2019
	FPL	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$8,820	$1,065	$3,802		$(85)	$13,602	$9,267	$1,134	$4,301		$(86)	$14,616
Operating expenses - net	$5,779	$817	$2,706		$124	$9,426	$6,582	$901	$2,579		$78	$10,140
Net income (loss) attributable to NEE	$2,148	$185	$1,175	(b)	$(584)	$2,924	$1,934	$158	$1,374	(b)	$(672)	$2,794
———————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	See Note 6 for a discussion of NEER's tax benefits related to PTCs.

	September 30, 2020					December 31, 2019
	FPL	Gulf Power	NEER	Corporate and Other	NEE Consoli- dated	FPL	Gulf Power	NEER	Corporate and Other	NEE Consoli- dated
					(millions)
Total assets	$60,503	$6,679	$54,961	$4,239	$126,382	$57,188	$5,855	$51,516	$3,132	$117,691

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than five million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2019 MWh produced on a net generation basis. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER, as well as Gulf Power, acquired in January 2019 (see Note 7 - Gulf Power), and Corporate and Other, which is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries. See Note 13 for additional segment information, including a discussion of a change in segment reporting. On September 14, 2020, NEE's board of directors approved a four-for-one split of NEE common stock effective October 26, 2020 (see Note 9 - Earnings Per Share). The per share data included in Management’s Discussion for all periods presented have not been adjusted to reflect the 2020 stock split. The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2019 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year periods.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(millions)				(millions)
FPL	$757	$683	$1.54	$1.40	$2,148	$1,934	$4.37	$4.00
Gulf Power	91	76	0.18	0.16	185	158	0.38	0.33
NEER(a)(b)	376	381	0.76	0.78	1,175	1,374	2.39	2.84
Corporate and Other(b)	5	(261)	0.02	(0.53)	(584)	(672)	(1.20)	(1.39)
NEE	$1,229	$879	$2.50	$1.81	$2,924	$2,794	$5.94	$5.78
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions)
Net losses associated with non-qualifying hedge activity(a)	$(140)	$(211)	$(987)	$(694)
Differential membership interests-related - NEER	$(21)	$(22)	$(67)	$(67)
NEP investment gains, net - NEER	$12	$(48)	$(60)	$134
Gain on disposal of a business - NEER(b)	$—	$—	$274	$—
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net - NEER	$67	$2	$(4)	$118
Operating results of solar projects in Spain - NEER	$—	$4	$1	$12
Acquisition-related(c)	$—	$(9)	$—	$(65)
———————————————

(a)
For the three months ended September 30, 2020 and 2019, approximately $233 million of losses and $7 million of gains, respectively, and for the nine months ended September 30, 2020 and 2019, $580 million and $187 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

(b)	See Note 11 - Disposal of Businesses for a discussion of the sale of two solar generation facilities in Spain (Spain projects).

(c)
For the three months ended September 30, 2019, approximately $4 million and $5 million of costs were included in Gulf Power's and NEER's net income, respectively. For the nine months ended September 30, 2019, approximately $16 million and $6 million of costs were included in Gulf Power's and NEER's net income, respectively; the remaining balance is included in Corporate and Other.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended September 30, 2020 was higher than the prior year period by $350 million, reflecting higher results at Corporate and Other, FPL and Gulf Power, partly offset by lower results at NEER. Net income attributable to NEE for the nine months ended September 30, 2020 was higher than the prior year period by $130 million reflecting higher results at FPL, Corporate and Other, and Gulf Power, partly offset by lower results at NEER.

FPL's increase in net income for the three and nine months ended September 30, 2020 was primarily driven by continued investments in plant in service and other property. During both 2020 and 2019, FPL earned an 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of September 30, 2020 and September 30, 2019.

Gulf Power's results increased by $15 million and $27 million for the three and nine months ended September 30, 2020, respectively.

NEER's results decreased for the three months ended September 30, 2020 primarily reflecting unfavorable non-qualifying hedge activity, partly offset by favorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds compared to 2019, the absence of asset sales/abandonment charges, NEP investment gains and higher earnings on new investments. NEER's results decreased for the nine months ended September 30, 2020 primarily reflecting unfavorable non-qualifying hedge activity, the absence of NEP investment gains recorded upon the sale of ownership interests to NEP in June 2019 and unfavorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds compared to 2019, partly offset by the gain recognized on the sale of the Spain projects and higher earnings on new investments and existing generation assets.

Corporate and Other's results increased for the three and nine months ended September 30, 2020 primarily due to favorable non-qualifying hedge activity.

NEE's effective income tax rates for the three months ended September 30, 2020 and 2019 were approximately 10% and 7%, respectively. NEE's effective income tax rates for the nine months ended September 30, 2020 and 2019 were approximately 3% and 9%, respectively. See Note 6 for a discussion of NEE's and FPL's effective income tax rates.

On October 15, 2020, the FERC approved an application filed by NEE, together with FPL and Gulf Power, to merge Gulf Power with and into FPL, with FPL as the surviving entity. See Note 7 - Proposed Merger of FPL and Gulf Power.

NEE and FPL are closely monitoring the global outbreak of COVID-19 and are taking steps intended to mitigate the potential risks to NEE and FPL posed by COVID-19. See Note 12 - Coronavirus Pandemic.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average retail rate base for the three and nine months ended September 30, 2020 by approximately $3.8 billion and $3.7 billion, respectively, when compared to the same periods in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization is permitted by a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity as well as revenue and costs not recoverable from retail customers by the FPSC. During the three and nine months ended September 30, 2020, FPL recorded the reversal of reserve amortization of approximately $258 million and $101 million, respectively. During the three and nine months ended September 30, 2019, FPL recorded the reversal of reserve amortization of approximately $308 million and $375 million, respectively.

In March 2020, the FPSC approved FPL’s SolarTogether program, a voluntary community solar program that gives FPL customers an opportunity to participate directly in the expansion of solar energy and receive credits on their monthly FPL bill. The program includes the addition of 20 dedicated 74.5 MW solar power plants owned and operated by FPL. As of September 30, 2020, 6 of the 20 plants have been placed into service. The remainder of the plants are expected to be placed into service by mid-2021.

Operating Revenues
During the three and nine months ended September 30, 2020, FPL’s operating revenues decreased $36 million and $447 million, respectively. The decreases for the three and nine months ended September 30, 2020 reflect lower fuel revenues of approximately $103 million and $535 million, respectively, primarily related to lower fuel and energy prices, including the accelerated flow back of lower expected fuel costs to retail customers in May 2020, and lower storm-related revenues. These decreases for the three and nine months ended September 30, 2020 were partly offset by increases of $78 million and $202 million, respectively, in retail base revenues reflecting additional revenues of approximately $14 million and $53 million, respectively, related to retail base rate increases primarily associated with the addition of new solar generation and, for the nine months ended September 30, 2020, the Okeechobee Clean Energy Center which achieved commercial operation at the end of the first quarter of 2019. Retail base revenues during the three and nine months ended September 30, 2020 were also impacted by an increase of 1.3% and 0.2%, respectively, in the average usage per retail customer and an increase of 1.6% and 1.5% in the average number of customer accounts, respectively.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $104 million and $542 million for the three and nine months ended September 30, 2020, respectively, primarily reflecting lower fuel and energy prices.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $30 million and $230 million during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2020, FPL recorded the reversal of reserve amortization of approximately $258 million and $101 million, respectively, compared to the reversal of reserve amortization of approximately $308 million and $375 million during the three and nine months ended September 30, 2019, respectively. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction (or when reversed as an increase) to accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the condensed consolidated balance sheets. At September 30, 2020, approximately $994 million remains in accrued asset removal costs related to reserve amortization.

Income Taxes
During the nine months ended September 30, 2020, income taxes increased approximately $128 million, primarily related to the 2019 adjustment to income tax expense recorded pursuant to the FPSC's order in connection with its review of impacts associated with tax reform, as well as higher income before income taxes in 2020.

Gulf Power: Results of Operations

Gulf Power's net income attributable to NEE increased $15 million and $27 million for the three and nine months ended September 30, 2020, respectively. Operating revenues decreased $36 million and $69 million for the three and nine months ended September 30, 2020, respectively, primarily related to lower fuel revenues. Operating expenses - net decreased $43 million and $84 million for the three and nine months ended September 30, 2020, respectively, primarily related to decreases in fuel, purchased power and interchange expense, as well as the absence of 2019 acquisition-related costs, partly offset by higher depreciation and amortization.

In mid-September 2020, Gulf Power's service area was impacted by Hurricane Sally and Gulf Power recorded estimated recoverable storm restoration costs of approximately $200 million. See Note 11 - Storm Cost Recovery.

NEER: Results of Operations

NEER’s net income less net loss attributable to noncontrolling interests decreased $5 million and $199 million for the three and nine months ended September 30, 2020, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(millions)
New investments(a)	$28	$101
Existing generation assets(a)	(1)	70
Gas infrastructure(a)	(2)	10
Customer supply and proprietary power and gas trading(b)	7	(24)
Asset sales/abandonment	52	41
NEET(b)	6	41
Interest and other general and administrative expenses(c)	2	(25)
Other, including other investment income and income taxes	13	16
Change in non-qualifying hedge activity(d)	(240)	(393)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(d)	65	(122)
NEP investment gains, net(d)	60	(194)
Disposals of businesses/assets(e)	—	274
Acquisition-related(d)	5	6
Decrease in net income less net loss attributable to noncontrolling interests	$(5)	$(199)
———————————————

(a)
Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with PTCs and ITCs for wind and solar projects, as applicable, but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects and pipelines are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, are included in existing generation assets and pipeline results are included in gas infrastructure beginning with the thirteenth month of operation or ownership.

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

New Investments
Results from new investments for the three and nine months ended September 30, 2020 increased primarily due to higher earnings, including federal income tax credits, related to new wind generating facilities that entered service during or after the three and nine months ended September 30, 2019 as well as investments in pipelines.

Asset Sales/Abandonment
Asset sales/abandonment favorably impacted results for the three and nine months ended September 30, 2020 primarily due to the absence of prior year charges related to the decision to no longer move forward with the construction of a wind facility. See Note 11 - Construction Activity.

Existing Generation Assets
Results from existing generation assets for the nine months ended September 30, 2020 increased primarily due to higher results related to increased tax credits from repowered wind generation facilities and more favorable wind resource as compared to the prior year period, partly offset by lower earnings related to a refueling outage at the Seabrook nuclear facility.

Other Factors
Supplemental to the primary drivers of the changes in NEER's net income less net loss attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended September 30, 2020 decreased $722 million primarily due to:

•	the impact of non-qualifying commodity hedges (approximately $410 million of losses for the three months ended September 30, 2020 compared to $256 million of gains for the comparable period in 2019),

•	lower revenues from existing generation assets of $70 million primarily related to the sale of the Spain projects and unfavorable wind resource as compared to the prior year period, and

•	net decreases in revenues of $52 million from the customer supply and proprietary power and gas trading business and gas infrastructure business, partly offset by,

•	revenues from new investments of $41 million, and

•	higher revenues of $26 million from NEET.

Operating revenues for the nine months ended September 30, 2020 decreased $499 million primarily due to:

•
the impact of non-qualifying commodity hedges (approximately $226 million of losses for the nine months ended September 30, 2020 compared to $319 million of gains for the comparable period in 2019), and

•	lower revenues from existing generation assets of $166 million primarily related to the sale of the Spain projects and a refueling outage at the Seabrook nuclear facility, partly offset by,

•	higher revenues of $124 million from NEET, and

•	revenues from new investments of $90 million.

Operating Expenses - net
Operating expenses - net for the three months ended September 30, 2020 decreased $91 million primarily due to the absence of prior year charges of $73 million related to the decision to no longer move forward with the construction of a wind facility (see Note 11 - Construction Activity), and lower fuel costs of $31 million, partly offset by higher costs associated with new investments.

Operating expenses - net for the nine months ended September 30, 2020 increased $127 million primarily due to increases of $97 million in other operations and maintenance expenses primarily associated with new investments and acquisitions. Additionally, NEER recorded lower gains on the disposal of assets of approximately $87 million primarily related to absence of the June 2019 sale of ownership interests to NEP offset by the gain on the sale of the Spain solar projects in the first quarter of 2020 (see Note 11 - Disposal of Businesses). These increases in operating expenses - net were partly offset by the absence of prior year charges of $73 million related to the decision to no longer move forward with the construction of a wind facility.

Interest Expense
NEER’s interest expense for the three months ended September 30, 2020 decreased approximately $113 million primarily reflecting $76 million of favorable impacts related to changes in the fair value of interest rate derivative instruments as well as lower interest rates in 2020.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $249 million of equity in earnings of equity method investees for the three months ended September 30, 2020 compared to $90 million of equity in losses of equity method investees for the prior year period. The change for the three months ended September 30, 2020 primarily reflects equity in earnings of NEP recorded in 2020 primarily related to favorable impacts due to changes in the fair value of interest rate derivative instruments.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds - net
For the three months ended September 30, 2020, changes in the fair value of equity securities in NEER's nuclear decommissioning funds, primarily equity securities in NEER's special use funds, related to more favorable market conditions as compared to the prior year period. For the nine months ended September 30, 2020, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to unfavorable market conditions in 2020 compared to favorable market conditions in 2019.

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

GridLiance Acquisition
In September 2020, a wholly owned subsidiary of NEET entered into agreements to acquire GridLiance, which owns and operates three FERC-regulated transmission utilities across six states, five in the Midwest and Nevada. See Note 7 - GridLiance.

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

Corporate and Other's results increased $266 million and $88 million during the three and nine months ended September 30, 2020, respectively. The increase for the three months ended September 30, 2020 was primarily due to favorable after-tax impacts of approximately $311 million related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments, partly offset by higher corporate operating expenses. The increase for the nine months ended September 30, 2020 primarily reflects favorable after-tax impacts of approximately $100 million related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments and the absence of acquisition and integration costs incurred in 2019, partly offset by higher corporate operating expenses.

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

Cash Flows

NEE's sources and uses of cash for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
	(millions)
Sources of cash:
Cash flows from operating activities	$6,631	$6,243
Issuances of long-term debt, including premiums and discounts	11,898	10,913
Proceeds from differential membership investors	572	190
Sale of independent power and other investments of NEER	178	1,228
Payments from related parties under a cash sweep and credit support agreement – net	70	460
Issuances of common stock - net	—	1,488
Other sources - net	71	11
Total sources of cash	19,420	20,533
Uses of cash:
Capital expenditures, acquisitions, independent power and other investments and nuclear fuel purchases(a)	(9,312)	(13,613)
Retirements of long-term debt	(3,690)	(3,561)
Net decrease in commercial paper and other short-term debt	(2,458)	(4,959)
Issuances of common stock/equity units - net	(100)	—
Dividends	(2,057)	(1,797)
Other uses - net	(464)	(300)
Total uses of cash	(18,081)	(24,230)
Effects of currency translation on cash, cash equivalents and restricted cash	(10)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,329	$(3,695)
———————————————

(a)	2019 includes the acquisition of Gulf Power. See Note 7 - Gulf Power.

See Note 10 regarding the redemption of certain NEECH junior subordinated debentures on October 24, 2020.

NEE's primary capital requirements are for expanding and enhancing FPL's and Gulf Power's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2020 through 2024. The following table provides a summary of capital investments for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
	(millions)
FPL:
Generation:
New	$970	$698
Existing	590	795
Transmission and distribution	2,317	1,998
Nuclear fuel	122	150
General and other	410	311
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	92	(199)
Total	4,501	3,753
Gulf Power	859	471
NEER(a):
Wind	1,720	1,554
Solar	1,254	689
Nuclear, including nuclear fuel	94	132
Natural gas pipelines	144	401
Other gas infrastructure	450	1,039
Other	282	908
Total	3,944	4,723
Corporate and Other (2019 primarily related to the acquisition of Gulf Power, see Note 7)(a)	8	4,666
Total capital expenditures, acquisitions, independent power and other investments and nuclear fuel purchases	$9,312	$13,613
———————————————
(a) Amounts for 2019 were retrospectively adjusted to reflect a segment change. See Note 13.

Liquidity

At September 30, 2020, NEE's total net available liquidity was approximately $14.4 billion. The table below provides the components of FPL's, Gulf Power's and NEECH's net available liquidity at September 30, 2020:

					Maturity Date
	FPL	Gulf Power	NEECH	Total	FPL	Gulf Power	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$2,913	$900	$5,282	$9,095	2021 - 2025	2025	2021 - 2025
Issued letters of credit	(3)	—	(295)	(298)
	2,910	900	4,987	8,797

Bilateral revolving credit facilities	1,630	300	2,100	4,030	2020 - 2022	2020 - 2021	2021 - 2023
Borrowings	—	—	—	—
	1,630	300	2,100	4,030

Letter of credit facilities(b)	—	—	900	900			2021 - 2023
Issued letters of credit	—	—	(819)	(819)
	—	—	81	81

Subtotal	4,540	1,200	7,168	12,908

Cash and cash equivalents	114	32	1,813	1,959
Commercial paper and other short-term borrowings outstanding	—	(200)	(258)	(458)
Net available liquidity	$4,654	$1,032	$8,723	$14,409
———————————————

(a)
Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $2,525 million ($575 million for FPL, $75 million for Gulf Power and $1,875 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $948 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $556 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. Gulf Power's syndicated revolving credit facilities are also available to support the purchase of approximately $361 million of its tax exempt bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity. Approximately $2,314 million of FPL's and $4,062 million of NEECH's syndicated revolving credit facilities expire in 2025.

(b)	Only available for the issuance of letters of credit.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At September 30, 2020, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at September 30, 2020, NEE subsidiaries had approximately $4.2 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations (see Note - 7 - GridLiance).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At September 30, 2020, these guarantees totaled approximately $395 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At September 30, 2020, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at September 30, 2020) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $574 million.

At September 30, 2020, subsidiaries of NEE also had approximately $1.5 billion of standby letters of credit and approximately $650 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Nine Months Ended September 30, 2020			Year Ended December 31, 2019
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(1)	$3,833	$13,602	$4	$5,671	$19,204
Operating income (loss)	$(190)	$1,055	$4,176	$(223)	$2,002	$5,353
Net income (loss)	$(578)	$198	$2,559	$(562)	$900	$3,388
Net income (loss) attributable to NEE/NEECH	$(578)	$563	$2,924	$(562)	$1,281	$3,769

	September 30, 2020			December 31, 2019
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$1,456	$5,723	$9,026	$281	$4,637	$7,408
Total noncurrent assets	$2,081	$51,449	$117,356	$906	$47,681	$110,283
Noncontrolling interests	$—	$4,775	$4,775	$—	$4,355	$4,355
Total current liabilities	$5,229	$11,182	$15,712	$3,162	$8,533	$13,853
Total noncurrent liabilities	$24,161	$32,750	$68,443	$18,764	$27,893	$61,991

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2020 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2020
Fair value of contracts outstanding at June 30, 2020	$704	$1,350	$(9)	$—	$2,045
Reclassification to realized at settlement of contracts	(84)	(5)	3	—	(86)
Net option premium purchases (issuances)	7	3	—	—	10
Changes in fair value excluding reclassification to realized	47	(373)	(3)	—	(329)
Fair value of contracts outstanding at September 30, 2020	674	975	(9)	—	1,640
Net margin cash collateral paid (received)					(144)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2020	$674	$975	$(9)	$—	$1,496

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2020
Fair value of contracts outstanding at December 31, 2019	$651	$1,209	$(10)	$(1)	$1,849
Reclassification to realized at settlement of contracts	(304)	(215)	9	1	(509)
Value of contracts acquired	91	(38)	—	—	53
Net option premium purchases (issuances)	3	4	—	—	7
Changes in fair value excluding reclassification to realized	233	15	(8)	—	240
Fair value of contracts outstanding at September 30, 2020	674	975	(9)	—	1,640
Net margin cash collateral paid (received)					(144)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2020	$674	$975	$(9)	$—	$1,496

NEE's total mark-to-market energy contract net assets (liabilities) at September 30, 2020 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2020
(millions)
Current derivative assets	$436
Noncurrent derivative assets	1,603
Current derivative liabilities	(235)
Noncurrent derivative liabilities	(308)
NEE's total mark-to-market energy contract net assets	$1,496

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2020 were as follows:

	Maturity
	2020	2021	2022	2023	2024	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(146)	$30	$20	$25	$43	$(1)	$(29)
Significant other observable inputs	6	48	12	(5)	(26)	(28)	7
Significant unobservable inputs	50	34	47	67	54	444	696
Total	(90)	112	79	87	71	415	674
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(3)	12	6	10	6	—	31
Significant other observable inputs	37	24	81	67	33	222	464
Significant unobservable inputs	11	47	43	33	37	309	480
Total	45	83	130	110	76	531	975
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(2)	(1)	—	—	—	—	(3)
Significant unobservable inputs	(2)	(3)	(1)	—	—	—	(6)
Total	(4)	(4)	(1)	—	—	—	(9)
Total sources of fair value	$(49)	$191	$208	$197	$147	$946	$1,640

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2019 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2019
Fair value of contracts outstanding at June 30, 2019	$656	$918	$(11)	$(5)	$1,558
Reclassification to realized at settlement of contracts	(122)	(54)	(1)	2	(175)
Value of contracts acquired	—	2	—	—	2
Net option premium purchases (issuances)	12	—	—	—	12
Changes in fair value excluding reclassification to realized	96	269	3	—	368
Fair value of contracts outstanding at September 30, 2019	642	1,135	(9)	(3)	1,765
Net margin cash collateral paid (received)					(57)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2019	$642	$1,135	$(9)	$(3)	$1,708

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2019
Fair value of contracts outstanding at December 31, 2018	$593	$794	$(41)	$—	$1,346
Reclassification to realized at settlement of contracts	(179)	(99)	29	5	(244)
Value of contracts acquired	—	6	—	(6)	—
Net option premium purchases (issuances)	24	3	—	—	27
Changes in fair value excluding reclassification to realized	204	431	3	(2)	636
Fair value of contracts outstanding at September 30, 2019	642	1,135	(9)	(3)	1,765
Net margin cash collateral paid (received)					(57)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2019	$642	$1,135	$(9)	$(3)	$1,708

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2019	$—	$2	$2	$—	$25	$25	$—	$26	$26
September 30, 2020	$—	$3	$3	$1	$59	$58	$1	$62	$61
Average for the nine months ended September 30, 2020	$—	$3	$3	$1	$48	$49	$1	$48	$49
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,082	$2,082	$2,099	$2,099
Other investments, primarily debt securities	$227	$227	$181	$181
Long-term debt, including current portion	$47,838	$52,527	$39,667	$42,928
Interest rate contracts - net unrealized losses	$(1,291)	$(1,291)	$(716)	$(716)
FPL:
Fixed income securities - special use funds	$1,563	$1,563	$1,574	$1,574
Long-term debt, including current portion	$15,809	$19,415	$14,161	$16,448
———————————————

(a)	See Note 5.

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

At September 30, 2020, NEE had interest rate contracts with a net notional amount of approximately $10.5 billion related to expected future and outstanding debt issuances and borrowings. The net notional amount consists of approximately $10.9 billion to manage exposure to the variability of cash flows associated with expected future and outstanding debt issuances at NEECH and NEER. This is offset by approximately $400 million that effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 4.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE's net liabilities would increase by approximately $1,414 million ($562 million for FPL) at September 30, 2020.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $4,181 million and $3,963 million ($2,663 million and $2,491 million for FPL) at September 30, 2020 and December 31, 2019, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At September 30, 2020, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in an approximately $381 million ($244 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At September 30, 2020, approximately 88% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2020.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2020 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/20 - 7/31/20	—	—	—	45,000,000
8/1/20 - 8/31/20	1,565	$280.50	—	45,000,000
9/1/20 - 9/30/20	352	$298.77	—	45,000,000
Total	1,917	$283.86	—
————————————

(a)
Includes: (1) in August 2020, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in September 2020, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.

(b)	In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock over an unspecified period.

Item 5.  Other Information

(a)
On October 20, 2020, in order to effect the 2020 stock split, NEE filed Articles of Amendment to its Restated Articles of Incorporation (Articles of Amendment) with the Department of State of the State of Florida to accomplish a division of NEE's common stock, $.01 par value (common stock). As a result of the 2020 stock split, the 800 million shares of common stock authorized for issuance prior to the 2020 stock split will be divided into 3.2 billion shares of common stock (with no change in par value) and each issued and outstanding share of common stock will be divided into four shares of common stock. The Articles of Amendment will become effective on October 26, 2020.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
3(i)	Articles of Amendment to the Restated Articles of Incorporation of NextEra Energy, Inc.	x
*4(a)
Officer's Certificate of Florida Power & Light Company, dated July 31, 2020, creating the Floating Rate Notes, Series due July 28, 2023 (filed as Exhibit 4 to Form 8-K dated July 31, 2020, File No. 2-27612)
		x	x
*4(b)
Officer's Certificate of Florida Power & Light Company, dated August 24, 2020, creating the Floating Rate Notes, Series due August 24, 2070 (filed as Exhibit 4 to Form 8-K dated August 24, 2020, File No. 2-27612)
		x	x
4(c)	Purchase Contract Agreement, dated as of September 1, 2020, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent	x
4(d)
Pledge Agreement, dated as of September 1, 2020, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent
x
4(e)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 18, 2020, creating the Series L Debentures due September 1, 2025	x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
_________________________

*	Incorporated herein by reference

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

Date: October 23, 2020

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller (Principal Accounting Officer)