Form 10-K
period 2020-12-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2021-02-12
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐

Indicate by check mark whether each registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑

Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates at June 30, 2020 (based on the closing market price on the Composite Tape on June 30, 2020) was $117,405,158,883.

There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates at June 30, 2020.

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at January 31, 2021: 1,959,874,682

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at January 31, 2021, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NextEra Energy, Inc.'s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC - equity	equity component of allowance for funds used during construction
Bcf	billion cubic feet
CAISO	California Independent System Operator
capacity clause	capacity cost recovery clause, as established by the FPSC
DOE	U.S. Department of Energy
environmental clause	environmental cost recovery clause
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NextEra Energy Resources subsidiary
FPL	the legal entity, Florida Power & Light Company, and prior to the merger of FPL and Gulf Power, an operating segment of NEE
FPL segment	post-merger, FPL, excluding Gulf Power, and an operating segment of NEE and FPL
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
GHG	greenhouse gas(es)
Gulf Power	prior to January 1, 2021, the legal entity, Gulf Power Company, and an operating segment of NEE; thereafter, an operating division of FPL and operating segment of FPL and NEE
ISO	independent system operator
ISO-NE	ISO New England Inc.
ITC	investment tax credit
kW	kilowatt
kWh	kilowatt-hour(s)
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator
MMBtu	One million British thermal units
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
NERC	North American Electric Reliability Corporation
net capacity	net ownership interest in pipeline(s) capacity
net generating capacity	net ownership interest in plant(s) capacity
net generation	net ownership interest in plant(s) generation
Note __	Note __ to consolidated financial statements
NextEra Energy Resources	NextEra Energy Resources, LLC
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OEB	Ontario Energy Board
OTC	over-the-counter
OTTI	other than temporary impairment
PJM	PJM Interconnection, LLC
PMI	NextEra Energy Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PTC	production tax credit
PUCT	Public Utility Commission of Texas
PV	photovoltaic
Recovery Act	The American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
RPS	renewable portfolio standards
RTO	regional transmission organization
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
storm protection plan	storm protection plan cost recovery clause, as established by the FPSC
tax reform	Tax Cuts and Jobs Act
U.S.	United States of America

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

PART I

Item 1. Business

OVERVIEW

NEE is one of the largest electric power and energy infrastructure companies in North America and a leader in the renewable energy industry. NEE has two principal businesses, FPL, including Gulf Power, and NEER. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. FPL’s strategic focus is centered on investing in generation, transmission and distribution facilities to deliver on its value proposition of low customer bills, high reliability, outstanding customer service and clean energy solutions for the benefit of its more than 5.6 million customers. NEER is the world's largest generator of renewable energy from the wind and sun, as well as a world leader in battery storage. NEER’s strategic focus is centered on the development, construction and operation of long-term contracted assets throughout the U.S. and Canada, primarily consisting of clean energy solutions such as renewable generation facilities and battery storage projects, and electric transmission facilities.

In January 2019, NEE acquired Gulf Power, a rate-regulated electric utility engaged in the generation, transmission, distribution and sale of electric energy in northwest Florida. On January 1, 2021, FPL and Gulf Power merged, with FPL as the surviving entity. However, FPL will continue to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power until the FPSC approves consolidation of the FPL and Gulf Power rates and tariffs. FPL has notified the FPSC of its intent to submit such a request as part of its upcoming base rate proceeding to be initiated in March 2021 (see FPL - FPL Regulation - FPL Electric Rate Regulation - Base Rates - FPL 2021 Base Rate Proceeding). FPL and Gulf Power will continue to be separate operating segments of NEE as well as FPL, through 2021. For purposes of discussion herein, prior to the merger, the use of the term "FPL" represents FPL the legal entity, which excludes Gulf Power, and "Gulf Power" represents Gulf Power Company the legal entity; post-merger "FPL" represents the legal entity, including Gulf Power, "FPL segment" represents FPL, excluding Gulf Power, and "Gulf Power" represents an operating division of FPL.

As described in more detail in the following sections, NEE seeks to create value in its two principal businesses by meeting its customers' needs more economically and more reliably than its competitors. NEE's strategy has resulted in profitable growth over sustained periods at both FPL and NEER. Management seeks to grow each business in a manner consistent with the varying opportunities available to it; however, management believes that the diversification and balance represented by FPL and NEER is a valuable characteristic of the enterprise and recognizes that each business contributes to NEE's financial strength in different ways. FPL and NEER share a common platform with the objective of lowering costs and creating efficiencies for their businesses. NEE and its subsidiaries, with employees totaling approximately 14,900 as of December 31, 2020, continue to develop and implement enterprise-wide initiatives focused on improving productivity, process effectiveness and quality.

NEE's segments for financial reporting purposes are the FPL segment, Gulf Power and NEER. NEECH, a wholly owned subsidiary of NEE, owns and provides funding for NEE's operating subsidiaries, other than FPL and its subsidiaries. NEP, an affiliate of NextEra Energy Resources, acquires, manages and owns contracted clean energy projects with stable, long-term cash flows. See NEER section below for further discussion of NEP. The following diagram depicts NEE's simplified ownership structure:

FPL

FPL is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. At December 31, 2020, FPL had approximately 28,400 MW of net generating capacity, approximately 76,200 circuit miles of transmission and distribution lines and 673 substations. FPL provides service to its electric customers through integrated transmission and distribution systems that link its generation facilities to its customers. In 2018, FPL acquired a retail gas business (see Note 6 - Other).
On January 1, 2021, FPL and Gulf Power merged, with FPL as the surviving entity. However, FPL will continue to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power until the FPSC approves consolidation of the FPL and Gulf Power rates and tariffs. FPL and Gulf Power will continue to be separate operating segments of NEE as well as FPL, through 2021. See FPL - FPL Regulation - FPL Electric Rate Regulation - Base Rates - FPL 2021 Base Rate Proceeding and Gulf Power below. Following the merger, FPL now serves more than 11 million people through more than 5.6 million customer accounts. The following map shows FPL's service areas and plant locations, which cover most of the east and lower west coasts of Florida and are in eight counties throughout northwest Florida (see FPL Sources of Generation below).

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida. The percentage of FPL's operating revenues and customer accounts by customer class were as follows:

Operating Revenues
7%
3%
32%
58%
7%
3%
35%
55%
7%
4%
34%
55%
2020
2019
2018
Years
Residential
Commercial
Wholesale
Other

# 2020 Customer Accounts

Commercial
11%
Residential
89%

**Industrial, Wholesale and Other collectively less than 1%**

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

FPL seeks to maintain attractive rates for its customers. Since rates are largely cost-based, maintaining low rates requires a strategy focused on developing and maintaining a low-cost position, including the implementation of ideas generated from cost savings initiatives. A common benchmark used in the electric power industry for comparing rates across companies is the price of 1,000 kWh of consumption per month for a residential customer. FPL's 2020 average bill for 1,000 kWh of monthly residential usage was well below both the average of reporting electric utilities within Florida and the July 2020 national average (the latest date for which this data is available) as indicated below:

Electric Utility Residential Bill Comparison of
2020 Average Typical Monthly Bill
Residential 1,000 kWh Bill
Average Typical Monthly Bill
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
$94.38
$112.31
$136.52
FPL
Annual Average
Florida Electric Utilities
National Average
(as of July 2020)

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its electric retail customers is provided primarily under franchise agreements negotiated with municipalities or counties. During the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents. At December 31, 2020, FPL held 192 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2050. These franchise agreements covered approximately 88% of FPL's retail customer base in Florida. At December 31, 2020, FPL also provided service to customers in 11 other municipalities and to 23 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility. FPL relies upon Florida law for access to public rights of way.

Because any customer may elect to provide his/her own electric services, FPL effectively must compete for an individual customer's business. As a practical matter, few customers provide their own service at the present time since FPL's cost of service is lower than the cost of self-generation for the vast majority of customers. Changing technology, economic conditions and other factors could alter the favorable relative cost position that FPL currently enjoys; however, FPL seeks as a matter of strategy to ensure that it delivers superior value, in the form of low customer bills, high reliability, outstanding customer service and clean energy solutions.

In addition to self-generation by residential, commercial and industrial customers, FPL also faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources. In each of 2020, 2019 and 2018, operating revenues from wholesale and industrial electric customers combined represented approximately five percent of FPL's total operating revenues.

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

FPL SOURCES OF GENERATION

At December 31, 2020, FPL's resources for serving load consisted of approximately 28,528 MW, of which 28,414 MW were from FPL-owned facilities and 114 MW were available through purchased power agreements. FPL owned and operated 30 units that used fossil fuels, primarily natural gas, with generating capacity of 22,008 MW and had a joint ownership interest in Scherer Unit No. 4, a coal unit located in Georgia which it does not operate, with net generating capacity of 634 MW. During 2020, FPL announced plans to retire Scherer Unit No. 4 in early 2022 (see Note 7 - Jointly-Owned Electric Plants). In addition, FPL owned, or had undivided interests in, and operated 4 nuclear units with net generating capacity totaling 3,502 MW (see Nuclear Operations below) and owned and operated 32 solar generation facilities with generating capacity totaling 2,270 MW. FPL customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in its service area. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.

FPL is in the process of modernizing two generating units at its Lauderdale facility to a high-efficiency, clean-burning natural gas unit (Dania Beach Clean Energy Center). The Dania Beach Clean Energy Center is expected to provide approximately 1,200 MW of generating capacity and to be in service in 2022. FPL is also in the process of completing the construction of the final nine of twenty planned 74.5 MW solar power plants dedicated to its SolarTogether program, a voluntary community solar program approved by the FPSC that gives certain FPL electric customers an opportunity to participate directly in the expansion of solar energy and receive credits on their related monthly customer bill. The final nine plants are expected to be placed in service by mid-2021.

Fuel Sources

FPL relies upon a mix of fuel sources for its generation facilities, the ability of some of its generation facilities to operate on both natural gas and oil, and on purchased power to maintain the flexibility to achieve a more economical fuel mix in order to respond to market and industry developments.

*approximately 71% has dual fuel capability

Significant Fuel and Transportation Contracts. At December 31, 2020, FPL had the following significant fuel and transportation contracts in place:

•firm transportation contracts with seven different transportation suppliers for natural gas pipeline capacity for an aggregate maximum quantity of 3,169,000 MMBtu/day with expiration dates ranging from 2021 to 2042 (see Note 15 - Contracts);
•several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from March 2021 through 2032; and
•short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas. The remainder of FPL's natural gas requirements is purchased in the spot market.

Nuclear Operations

At December 31, 2020, FPL owned, or had undivided interests in, and operated the four nuclear units in Florida discussed below. FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	FPL's Ownership (MW)	Beginning of Next Scheduled Refueling Outage	Operating License Expiration Date
St. Lucie Unit No. 1	981	April 2021	2036
St. Lucie Unit No. 2	840(a)	August 2021	2043
Turkey Point Unit No. 3	837	October 2021	2052
Turkey Point Unit No. 4	844	March 2022	2053
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

FPL REGULATION

FPL's operations are subject to regulation by a number of federal, state and other organizations, including, but not limited to, the following:

•the FPSC, which has jurisdiction over retail rates, service area, issuances of securities, planning, siting and construction of facilities, among other things;
•the FERC, which oversees the acquisition and disposition of generation, transmission and other facilities, transmission of electricity and natural gas in interstate commerce, proposals to build and operate interstate natural gas pipelines and storage facilities, and wholesale purchases and sales of electric energy, among other things;
•the NERC, which, through its regional entities, establishes and enforces mandatory reliability standards, subject to approval by the FERC, to ensure the reliability of the U.S. electric transmission and generation system and to prevent major system blackouts;
•the NRC, which has jurisdiction over the operation of nuclear power plants through the issuance of operating licenses, rules, regulations and orders; and
•the EPA, which has the responsibility to maintain and enforce national standards under a variety of environmental laws, in some cases delegating authority to state agencies. The EPA also works with industries and all levels of government, including federal and state governments, in a wide variety of voluntary pollution prevention programs and energy conservation efforts.

FPL Electric Rate Regulation

The FPSC sets rates at a level that is intended to allow the utility the opportunity to collect from retail customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital. To accomplish this, the FPSC uses various ratemaking mechanisms, including, among other things, base rates and cost recovery clauses. Although FPL and Gulf Power merged effective January 1, 2021, FPL will continue to be regulated as two separate rate making entities until the FPSC approves consolidation of the FPL and Gulf Power rates and tariffs (see FPL 2021 Base Rate Proceeding below).

Base Rates. In general, the basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These basic costs include O&M expenses, depreciation and taxes, as well as a return on investment in assets used and useful in providing electric service (rate base). At the time base rates are established, the allowed rate of return on rate base approximates the FPSC's determination of the utility's estimated weighted-average cost of capital, which includes its costs for outstanding debt and an allowed return on common equity. The FPSC monitors the utility's actual regulatory ROE through a surveillance report that is filed monthly with the FPSC. The FPSC does not provide assurance that any regulatory ROE will be achieved. Base rates are determined in rate proceedings or through negotiated settlements of those proceedings. Proceedings can occur at the initiative of the utility or upon action by the FPSC. Existing base rates remain in effect until new base rates are approved by the FPSC.

FPL Base Rates Effective January 2017 - In December 2016, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). Key elements of the 2016 rate agreement, which became effective in January 2017, include, among other things, the following:

•New retail base rates and charges were established resulting in the following increases in annualized retail base revenues:
◦$400 million beginning January 1, 2017;
◦$211 million beginning January 1, 2018; and
◦$200 million beginning April 1, 2019 for a new approximately 1,720 MW natural gas-fired combined-cycle unit in Okeechobee County, Florida (Okeechobee Clean Energy Center) that achieved commercial operation on March 31, 2019.

•In addition, FPL received base rate increases in 2018 through 2020 associated with the addition of approximately 1,200 MW of new solar generating capacity that became operational during that timeframe.
•FPL's allowed regulatory ROE is 10.55%, with a range of 9.60% to 11.60%. If FPL's earned regulatory ROE falls below 9.60%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.60%, any party with standing, other than FPL, may seek a review of FPL's retail base rates.
•Subject to certain conditions, FPL may amortize, over the term of the 2016 rate agreement, up to $1.0 billion of depreciation reserve surplus plus the reserve amount that remained under FPL's previous rate agreement (approximately $250 million), provided that in any year of the 2016 rate agreement FPL must amortize at least enough reserve to maintain a 9.60% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.60%.
•Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kWh of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover amounts above $400 million. See Note 1 - Storm Funds, Storm Reserves and Storm Cost Recovery.

FPL 2021 Base Rate Proceeding - On January 11, 2021, FPL filed a formal notification with the FPSC indicating its intent to initiate a base rate proceeding by submitting a four-year rate plan that would begin in January 2022 replacing the 2016 rate agreement. As Gulf Power legally merged with FPL on January 1, 2021, the notification indicates that the plan will include the total revenue requirements of the combined utility system, reflecting the legal and operational consolidation of Gulf Power into FPL. The notification also states that, based on preliminary estimates, FPL expects to request a general base annual revenue requirement increase of approximately $1.1 billion effective January 2022 and a subsequent annual increase of approximately $615 million effective January 2023. The plan is also expected to request authority for a Solar Base Rate Adjustment (SoBRA) mechanism to recover, subject to FPSC review, the revenue requirements of up to 900 MW of solar projects in 2024 and up to 900 MW in 2025. If the full amount of new solar capacity allowed under the proposed SoBRA mechanism were constructed, FPL’s preliminary estimate is that it would result in base rate adjustments of approximately $140 million in 2024 and $140 million in 2025. The proposed SoBRA mechanism adjustments would be offset, in part, by a reduction in FPL’s fuel costs. Under the filing, FPL does not expect to request further adjustments to general base annual revenue requirements to be effective before January 2026. In addition, FPL expects to propose an allowed regulatory ROE midpoint of 11.50%, which includes a 50 basis point incentive for superior performance. FPL expects to file its formal request to initiate a base rate proceeding in March 2021.

Cost Recovery Clauses. Cost recovery clauses are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through various clauses. Cost recovery clause costs are recovered through levelized monthly charges per kWh or kW, depending on the customer's rate class. These cost recovery clause charges are calculated annually based on estimated costs and estimated customer usage for the following year, plus or minus true-up adjustments to reflect the estimated over or under recovery of costs for the current and prior periods. An adjustment to the levelized charges may be approved during the course of a year to reflect revised estimates. FPL recovers costs from customers through the following clauses:

•Fuel - primarily fuel costs, the most significant of the cost recovery clauses in terms of operating revenues (see Note 1 - Rate Regulation);
•Storm Protection Plan - costs associated with an FPSC-approved transmission and distribution storm protection plan, which includes costs for hardening of overhead transmission and distribution lines, undergrounding of certain distribution lines and vegetation management;
•Capacity - primarily certain costs associated with the acquisition of several electric generation facilities (see Note 1 - Rate Regulation);
•Energy Conservation - costs associated with implementing energy conservation programs; and
•Environmental - certain costs of complying with federal, state and local environmental regulations enacted after April 1993 and costs associated with three of FPL's solar facilities placed in service prior to 2016.

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

FPL Environmental Regulation

FPL is subject to environmental laws and regulations as described in the NEE Environmental Matters section below. FPL expects to seek recovery through FPL's and Gulf Power's respective environmental clauses for compliance costs associated with any new environmental laws and regulations.

FPL HUMAN CAPITAL

FPL had approximately 9,100 employees at December 31, 2020, with approximately 31% of these employees represented by the International Brotherhood of Electrical Workers (IBEW), substantially all of which are under a collective bargaining agreement with FPL that expires January 31, 2022.

GULF POWER

Gulf Power, a part of FPL's rate-regulated electric utility system beginning January 1, 2021, is engaged in the generation, transmission, distribution and sale of electric energy in northwest Florida, and is subject to similar regulations described in FPL - FPL Regulation above. Gulf Power operates under a separate base rate settlement agreement, which took effect July 1, 2017, that provides for an allowed regulatory ROE of 10.25%, with a range of 9.25% to 11.25%. As of December 31, 2020, Gulf Power served approximately 474,000 customers in eight counties throughout northwest Florida and had approximately 2,400 MW of primarily fossil-fueled electric net generating capacity and 9,500 miles of transmission and distribution lines located primarily in Florida. See FPL - FPL Regulation - FPL Electric Rate Regulation - Base Rates - FPL 2021 Base Rate Proceeding.
On January 1, 2019, NEE completed the acquisition of all of the outstanding common shares of Gulf Power under a stock purchase agreement with The Southern Company dated May 20, 2018, as amended, for approximately $4.44 billion in cash consideration and the assumption of approximately $1.3 billion of Gulf Power debt. On January 1, 2021, Gulf Power merged with FPL, with FPL as the surviving entity. FPL and Gulf Power will continue to be separate operating segments of NEE as well as FPL, through 2021. See Note 6 - Gulf Power Company and - Merger of FPL and Gulf Power for further discussion.
NEER

NEER, comprised of NEE's competitive energy and rate-regulated transmission businesses, is a diversified clean energy business with a strategy that emphasizes the development, construction and operation of long-term contracted assets with a focus on renewable projects. NEE reports NextEra Energy Resources and NEET, a rate-regulated transmission business, on a combined basis for segment reporting purposes, and the combined segment is referred to as NEER. The NEER segment currently owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets in the U.S. and Canada. NEER, with approximately 23,900 MW of total net generating capacity at December 31, 2020, is one of the largest wholesale generators of electric power in the U.S., including approximately 23,370 MW of net generating capacity across 38 states and 520 MW of net generating capacity in 4 Canadian provinces. At December 31, 2020, NEER operates facilities, in which it has ownership interests, with a total generating capacity of 27,300 MW. NEER produces the majority of its electricity from clean and renewable sources as described more fully below. In addition, NEER develops and constructs battery storage projects, which when combined with its renewable projects, serve to enhance its ability to meet customer needs for a nearly firm generation source. NEER is the world's largest generator of renewable energy from the wind and sun based on 2020 MWh produced on a net generation basis, as well as a world leader in battery storage. NEER also owns and operates rate-regulated transmission facilities, primarily in Texas and California, and transmission lines that connect its electric generation facilities to the electric grid, which are comprised of approximately 215 substations and 1,910 circuit miles of transmission lines at December 31, 2020.

NEER also engages in energy-related commodity marketing and trading activities, including entering into financial and physical contracts. These contracts primarily include power and fuel commodities and their related products for the purpose of providing full energy and capacity requirements services, primarily to distribution utilities in certain markets, and offering customized power and fuel and related risk management services to wholesale customers, as well as to hedge the production from NEER's generation assets that is not sold under long-term power supply agreements. In addition, NEER participates in natural gas, natural gas liquids and oil production through operating and non-operating ownership interests, and in pipeline infrastructure construction, management and operations, through either wholly owned subsidiaries or noncontrolling or joint venture interests, hereafter referred to as the gas infrastructure business. NEER also hedges the expected output from its gas infrastructure production assets to protect against price movements.

NEP - NEP acquires, manages and owns contracted clean energy projects with stable long-term cash flows through a limited partner interest in NEP OpCo. NEP's projects include energy projects contributed by or acquired from NextEra Energy Resources, as well as ownership interests in contracted natural gas pipelines acquired from third parties. NextEra Energy Resources' indirect limited partnership interest in NEP OpCo based on the number of outstanding NEP OpCo common units was approximately 57.2% at December 31, 2020. NextEra Energy Resources accounts for its ownership interest in NEP as an equity method investment with its earnings/losses from NEP as equity in earnings (losses) of equity method investees and accounts for its asset sales to NEP as third-party sales in its consolidated financial statements. See Note 1 - Basis of Presentation. At December 31, 2020, NEP owned, or had an ownership interest in, a portfolio of 38 wind and solar projects with generating capacity totaling approximately 5,730 MW and in contracted natural gas pipelines, all located in the U.S. as further discussed in Generation and Other Operations. NextEra Energy Resources operates all of the energy projects in NEP's portfolio and its ownership interest in the portfolio's generating capacity was approximately 3,379 MW at December 31, 2020.

GENERATION AND OTHER OPERATIONS

NEER sells products associated with its generation facilities (energy, capacity, renewable energy credits (RECs) and ancillary services) in competitive markets in regions where those facilities are located. Customer transactions may be supplied from NEER generation facilities or from purchases in the wholesale markets, or from a combination thereof. See Markets and Competition below.

At December 31, 2020, NEER managed or participated in the management of essentially all of the following generation projects, natural gas pipelines and transmission facilities that it wholly owned or in which it had an ownership interest.

Legend
Wind
Universal Solar
Battery Storage
Nuclear
Natural Gas
Other
Pipeline
Transmission
Locations with more than one facility are illustrated with a single symbol.
Map excludes small-scale solar.

Generation Assets and Other Operations

# 2020 Net Generating Capacity by Fuel Type
# MW

Other* 10%
Nuclear 10%
Solar 13%
Wind 67%

*Primarily natural gas
Generation Assets.

NEER's portfolio of generation assets primarily consist of generation facilities with long-term power sales agreements for substantially all of their capacity and/or energy output. Information related to contracted generation assets at December 31, 2020 was as follows:
•represented approximately 21,983 MW of total net generating capacity;
•weighted-average remaining contract term of the power sales agreements and the remaining life of the PTCs associated with repowered wind facilities of approximately 16 years, based on forecasted contributions to earnings and forecasted amounts of electricity produced by the repowered wind facilities; and
•contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel have expiration dates ranging from March 2021 through 2033 (see Note 15 - Contracts).

NEER's merchant generation assets primarily consist of generation facilities that do not have long-term power sales agreements to sell their capacity and/or energy output and therefore require active marketing and hedging. Merchant generation assets at December 31, 2020 represented approximately 1,913 MW of total net generating capacity, including 1,102 MW from nuclear generation and 805 MW from other peak generation facilities, and are primarily located in the Northeast region of the U.S. NEER utilizes swaps, options, futures and forwards to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.

Other Operations.

Gas Infrastructure Business - At December 31, 2020, NextEra Energy Resources had ownership interests in natural gas pipelines, the most significant of which are discussed below, and in oil and gas shale formations located primarily in the Midwest and South regions of the U.S.

	Miles of Pipeline	Pipeline Location/Route	Ownership		Total Net Capacity (per day)	Actual/Expected In-Service Dates
Operational:
Texas Pipelines(a)	542	South Texas	53.8%	(b)	2.19 Bcf	1950s - 2015
Sabal Trail(c)	517	Southwestern Alabama to Central Florida	42.5%		0.43 Bcf	June 2017 - May 2020
Florida Southeast Connection(c)	169	Central Florida to South Florida	100%		0.64 Bcf	June 2017
Central Penn Line(d)	185	Northeastern Pennsylvania to Southeastern Pennsylvania	22.3%	(b)	0.29 Bcf - 0.40 Bcf	October 2018 - Mid-2022
Under Construction:
Mountain Valley Pipeline(e)	303	Northwestern West Virginia to Southern Virginia	31.5%		0.63 Bcf	2022
______________________
(a)    A NEP portfolio of seven natural gas pipelines, of which a third party owns a 10% interest in a 120-mile pipeline with a daily capacity of approximately 2.3 Bcf. Approximately 1.71 Bcf per day of net capacity is contracted with firm ship-or-pay contracts that have expiration dates ranging from 2021 to 2035.
(b)    Ownership percentage based on NextEra Energy Resources limited partnership interest in NEP OpCo common units.
(c)    See Note 15 - Contracts for a discussion of transportation contracts with FPL.
(d)    NEP has an indirect equity method investment in the Central Penn Line (CPL) which represents an approximately 39% aggregate ownership interest in the CPL.
(e)    Completion of construction of the natural gas pipeline is subject to certain conditions, including applicable regulatory approvals and the resolution of legal challenges. Also, see Note 4 - Nonrecurring Fair Value Measurements for a discussion of an impairment charge and Note 15 - Contracts for a discussion of a transportation contract with a NextEra Energy Resources subsidiary.

Rate-Regulated Transmission - At December 31, 2020, certain entities within the NEER segment had ownership interests in rate-regulated transmission facilities, the most significant of which are discussed below, which facilities are located primarily in ERCOT, CAISO and Independent Electricity System Operator (IESO) jurisdictions.

	Miles	Substations	Kilovolt	Location	Rate Regulator	Ownership	Actual/Expected In-Service Dates
Operational:
Lone Star	330	6	345	Central Texas	PUCT	100%	2013
Trans Bay Cable	53	2	200 DC(a)	Northern California	FERC	100%	2010
Under Construction:
NextBridge Infrastructure	280	-	230	Ontario, Canada	OEB	50%	First Quarter of 2022
______________________
(a)    Direct current

In September 2020, a wholly owned subsidiary of NEET entered into agreements to acquire GridLiance Holdco, LP and GridLiance GP, LLC, which owns and operates three FERC-regulated transmission utilities with approximately 700 miles of high-voltage transmission lines across six states. The acquisition is expected to close in the first half of 2021, and is subject to, among other things, certain regulatory approvals. See Note 6 - GridLiance.

Customer Supply and Proprietary Power and Gas Trading - NEER provides commodities-related products to customers, engages in energy-related commodity marketing and trading activities and includes the operations of a retail electricity provider. Through NextEra Energy Resources subsidiary PMI, NEER:
•manages risk associated with fluctuating commodity prices and optimizes the value of NEER's power generation and gas infrastructure production assets through the use of swaps, options, futures and forwards;
•sells output from NEER's plants that is not sold under long-term contracts and procures fossil fuel for use by NEER's generation fleet;
•provides full energy and capacity requirements to customers; and
•markets and trades energy-related commodity products and provides a wide range of electricity and fuel commodity products as well as marketing and trading services to customers.

NEER Generation Assets Fuel/Technology Mix

NextEra Energy Resources utilized the following mix of fuel sources for generation facilities in which it has an ownership interest:

# 2020 Net Generation by Fuel Type
# MWh

Other* 3%
Solar 7%
Nuclear 26%
Wind 64%

*Primarily natural gas
Wind Facilities

•located in 20 states in the U.S. and 4 provinces in Canada;
•operated a total generating capacity of 18,551 MW at December 31, 2020;
•ownership interests in a total net generating capacity of 16,073 MW at December 31, 2020;
◦all MW are from contracted wind assets located primarily throughout Texas and the Midwest and West regions of the U.S. and Canada;
◦added approximately 2,299 MW of new generating capacity and repowered wind generating capacity totaling 1,412 MW in the U.S. in 2020 and sold assets to NEP (see Note 1 - Disposal of Businesses/Assets and - Sale of Noncontrolling Ownership Interests).

Solar Facilities

•located in 27 states in the U.S.;
•operated PV and solar thermal facilities with a total generating capacity of 3,629 MW at December 31, 2020;
•ownership interests in PV and solar thermal facilities with a total net generating capacity of 3,160 MW at December 31, 2020;
◦essentially all MW are from contracted solar facilities located primarily throughout the West and South regions of the U.S.;
◦added approximately 625 MW of generating capacity in the U.S. in 2020 (see Note 1 - Disposal of Businesses/Assets and - Sale of Noncontrolling Ownership Interests for asset sales, including sales to NEP).

Nuclear Facilities

At December 31, 2020, NextEra Energy Resources owned, or had undivided interests in, and operated the three nuclear units discussed below. NEER's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	Location	Ownership (MW)	Portfolio Category	Next Scheduled Refueling Outage	Operating License Expiration Date
Seabrook	New Hampshire	1,102(a)	Merchant	October 2021	2050
Point Beach Unit No. 1	Wisconsin	595	Contracted(b)	March 2022	2030(c)
Point Beach Unit No. 2	Wisconsin	595	Contracted(b)	October 2021	2033(c)
______________________
(a)    Excludes 147 MW operated by NEER but owned by non-affiliates.
(b)    NEER sells all of the output of Point Beach Units Nos. 1 and 2 under long-term contracts through their current operating license expiration dates.
(c)    In 2020, NEER filed an application with the NRC to renew both Point Beach operating licenses for an additional 20 years. License renewal is pending.

NEER is responsible for all nuclear unit operations and the ultimate decommissioning of the nuclear units, the cost of which is shared on a pro-rata basis by the joint owners for the jointly-owned units. NRC regulations require plant owners to submit a plan for decontamination and decommissioning five years before the projected end of plant operation. NEER's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel that is generated at these facilities through current license expiration.

NEER also owns an approximately 70% interest in Duane Arnold Energy Center (Duane Arnold), a nuclear facility located in Iowa that ceased operations in August 2020. NEER submitted a site-specific cost estimate and plan for decontamination and decommissioning to the NRC. All spent nuclear fuel housed onsite is expected to be in long-term dry storage within three years of plant shutdown and until the DOE is able to take possession. NEER estimates that the cost of decommissioning Duane Arnold is fully funded and expects completion by approximately 2080.

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

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. Owners of solar facilities are eligible to claim a 30% ITC for new solar facilities. Previously, owners of solar facilities could have elected to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC (convertible ITC) for qualifying solar facilities where construction began before the end of 2011 and the facilities were placed in service before 2017. In order to qualify for the PTC (or an ITC in lieu of the PTC) for wind or ITC for solar, construction of a facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service (IRS) issued guidance stating that the safe harbor for continuous efforts and continuous construction requirements will generally be satisfied if the facility is placed in service no more than four years after the year in which construction of the facility began (extended to five years for a facility that began construction in 2016 or 2017). The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the 5% safe harbor for the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value. Tax credits for qualifying wind and solar projects are subject to the following schedule.

	Year construction of project begins(a)
	2016	2017	2018	2019	2020	2021	2022	2023	2024 and beyond
PTC(b)	100%	80%	60%	40%	60%	60%	-	-	-
Wind ITC(c)	30%	24%	18%	12%	18%	18%	-	-	-
Solar ITC(d)	30%	30%	30%	30%	26%	26%	26%	22%	10%
_________________________
(a)    A project must be placed in service no more than four years after the year in which construction of the project began (extended to five years for a facility that began construction in 2016 or 2017) to qualify for the PTC or ITC.
(b)    Percentage of the full PTC available for wind projects that begin construction during the applicable year.
(c)    Percentage of eligible project costs that can be claimed as ITC by wind projects that begin construction during the applicable year.
(d)    Percentage of eligible project costs that can be claimed as ITC by solar projects that begin construction during the applicable year. ITC is limited to 10% for solar projects not placed in service before January 1, 2026.

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

The degree and nature of competition is different in wholesale markets than in retail markets. During 2020, 2019 and 2018, approximately 85% of NEER's revenue was derived from wholesale electricity markets.

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

RTOs and ISOs exist throughout much of North America to coordinate generation and transmission across wide geographic areas and to run markets. NEER operates in all RTO and ISO jurisdictions. At December 31, 2020, NEER also had generation facilities with ownership interests in a total net generating capacity of approximately 5,913 MW that fall within reliability regions that are not under the jurisdiction of an established RTO or ISO, including 3,641 MW within the Western Electricity Coordinating Council and 1,303 MW within the SERC Reliability Corporation. Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers. NEER has operations that fall within the following RTOs and ISOs:

Alberta Electric
System Operator
82 MW
Independent Electricity
System Operator
307 MW
ISO-NE
2,285 MW
NYISO
78 MW
MISO
4,291 MW
PJM
809 MW
Southwest Power Pool
4,888 MW
CAISO
2,112 MW
ERCOT
3,131 MW

NEER competes in different regions to differing degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generation facilities. At December 31, 2020, approximately 92% of NEER's net generating capacity was committed under long-term contracts. Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets. In such cases, NEER will frequently enter into shorter term bilateral contracts, typically of less than three years duration, to hedge the price risk associated with selling into a daily spot market. Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, serve to protect a portion of the revenue that NEER expects to derive from the associated generation facility. Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes. See Management's Discussion - Overview - Adjusted Earnings.

Certain facilities within the NEER wind and solar generation portfolio produce RECs and other environmental attributes which are typically sold along with the energy from the plants under long-term contracts, or may be sold separately from wind and solar generation not sold under long-term contracts. The purchasing party is solely entitled to the reporting rights and ownership of the environmental attributes.

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

At December 31, 2020, essentially all of NEER's operating independent power projects located in the U.S. have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005. Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers. They are barred from selling electricity directly to retail customers. While projects with exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

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

NEER HUMAN CAPITAL

NEER had approximately 4,900 employees at December 31, 2020. NEER has collective bargaining agreements with the IBEW, the Utility Workers Union of America and the Security Police and Fire Professionals of America, which collectively represent approximately 13% of NEER's employees. The collective bargaining agreements have approximately two- to five-year terms and expire between June 2021 and September 2022.

NEE ENVIRONMENTAL MATTERS

NEE and its subsidiaries, including FPL, are subject to environmental laws and regulations, including extensive federal, state and local environmental statutes, rules and regulations relating to, among others, air quality, water quality and usage, waste management, wildlife protection and historical resources, for the siting, construction and ongoing operations of their facilities. The U.S. government and certain states and regions, as well as the Government of Canada and its provinces, have taken and continue to take certain actions, such as proposing and finalizing regulations or setting targets or goals, regarding the regulation and reduction of GHG emissions and the increase of renewable energy generation. The environmental laws in the U.S., including, among others, the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act, provide for the protection of numerous species, including endangered species and/or their habitats, migratory birds and eagles. The environmental laws in Canada, including, among others, the Species at Risk Act, provide for the recovery of wildlife species that are endangered or threatened and the management of species of special concern. Complying with these environmental laws and regulations could result in, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. Failure to comply could result in fines, penalties, criminal sanctions or injunctions. NEE's rate-regulated subsidiaries expect to seek recovery for compliance costs associated with any new environmental laws and regulations, which recovery for FPL, including Gulf Power, would be through their respective environmental clause.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS(a)

Name	Age	Position	Effective Date
Miguel Arechabala	59	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2014
Deborah H. Caplan	58	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	April 15, 2013
Paul I. Cutler	61	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE	February 19, 2003 February 18, 2003 December 10, 1997
John W. Ketchum	50	President and Chief Executive Officer of NextEra Energy Resources	March 1, 2019
Rebecca J. Kujawa	45	Executive Vice President, Finance and Chief Financial Officer of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	March 1, 2019
James M. May	44	Vice President, Controller and Chief Accounting Officer of NEE	March 1, 2019
Donald A. Moul	55	Executive Vice President, Nuclear Division and Chief Nuclear Officer of NEE Vice President and Chief Nuclear Officer of FPL	January 1, 2020 May 17, 2019
Ronald R. Reagan	52	Executive Vice President, Engineering, Construction and Integrated Supply Chain of NEE Vice President, Engineering and Construction of FPL	January 1, 2020 March 1, 2019
James L. Robo	58	Chairman, President and Chief Executive Officer of NEE Chairman of FPL	December 13, 2013 May 2, 2012
Charles E. Sieving	48	Executive Vice President & General Counsel of NEE Executive Vice President of FPL	December 1, 2008 January 1, 2009
Eric E. Silagy	55	President and Chief Executive Officer of FPL	May 30, 2014
______________________
(a)Information is as of February 12, 2021. Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his/her present position for five years or more and his/her employment history is continuous. Mr. Ketchum served as Executive Vice President, Finance and Chief Financial Officer of NEE and FPL from March 2016 to February 2019 and NEE’s Senior Vice President, Finance from February 2015 to March 2016. Ms. Kujawa served as Vice President, Business Management of NextEra Energy Resources from March 2012 to February 2019. Mr. May served as Controller of NextEra Energy Resources from April 2015 to February 2019. Mr. Moul served as Vice President and Chief Nuclear Officer of NEE from May 2019 to December 2019. He previously held various roles at several subsidiaries of FirstEnergy Corp., which are energy suppliers involved in the generation, transmission and distribution of electricity. Mr. Moul was Executive on Special Assignment of FirstEnergy Solutions Corp. from March 2019 to May 2019, President and Chief Nuclear Officer of FirstEnergy Generation Companies from March 2018 to March 2019, President of FirstEnergy Generation LLC from April 2017 to March 2018 and Senior Vice President, Fossil Operations and Environmental of FirstEnergy Solutions from August 2015 to April 2017. Mr. Reagan served as Vice President, Engineering and Construction of NEE from November 2018 to December 2019 and Vice President, Integrated Supply Chain of NEE from October 2012 to November 2018.

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

Any reductions or modifications to, or the elimination of, governmental incentives or policies that support utility scale renewable energy, including, but not limited to, tax laws, policies and incentives, RPS or feed-in-tariffs, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEER depends heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER operates or plans to develop and operate renewable energy facilities. The federal government, a majority of state governments in the U.S. and portions of Canada provide incentives, such as tax incentives, RPS or feed-in-tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

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

Violations of current or future laws, rules, regulations or other standards could expose NEE and FPL to regulatory and legal proceedings, disputes with, and legal challenges by, governmental entities and third parties, and potentially significant civil fines, criminal penalties and other sanctions, such as restrictions on how NEER develops, sites and operates wind facilities. Proceedings could include, without limitation, litigation regarding property damage, personal injury, common law nuisance and enforcement by citizens or governmental authorities of environmental requirements. For example, NEER’s wind facilities operate without take permits under the Bald and Golden Eagle Protection Act (BGEPA) and the federal government could seek to prosecute NEER or its wind facility subsidiaries for the accidental eagle collisions with wind turbines or other structures that occur or may occur at those facilities for criminal violations of BGEPA if the federal government ultimately disagrees with NEER’s position that BGEPA’s criminal liability provisions relate only to hunting and other intentional activities, and do not apply to accidental collisions with wind turbines or other structures, such as airplanes and buildings.

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

While NEE's and FPL's electric generation portfolio emits greenhouse gases at a lower rate of emissions than most of the U.S. electric generation sector, the results of operations of NEE and FPL could be materially adversely affected to the extent that new federal or state laws or regulations impose any new greenhouse gas emission limits. Any future limits on greenhouse gas emissions could:

•create substantial additional costs in the form of taxes or emissions allowances;
•make some of NEE's and FPL's electric generation units uneconomical to operate in the long term;
•require significant capital investment in carbon capture and storage technology, fuel switching, or the replacement of high-emitting generation facilities with lower-emitting generation facilities; or
•affect the availability or cost of fossil fuels.

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

NEE's and FPL's business, financial condition, results of operations and prospects may be materially affected by adverse results of litigation. Unfavorable resolution of legal or administrative proceedings in which NEE or FPL is involved or other future legal or administrative proceedings may have a material adverse effect on the business, financial condition, results of operations and prospects of NEE and FPL.

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

Uncertainties and risks inherent in operating and maintaining NEE's and FPL's facilities include, but are not limited to:

•risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned;
•failures in the availability, acquisition or transportation of fuel or other necessary supplies;
•the impact of unusual or adverse weather conditions and natural disasters, including, but not limited to, hurricanes, tornadoes, icing events, floods, earthquakes and droughts;
•performance below expected or contracted levels of output or efficiency;
•breakdown or failure, including, but not limited to, explosions, fires, leaks or other major events, of equipment, transmission or distribution systems or pipelines;
•availability of replacement equipment;
•risks of property damage, human injury or loss of life from energized equipment, hazardous substances or explosions, fires, leaks or other events, especially where facilities are located near populated areas;
•potential environmental impacts of gas infrastructure operations;
•availability of adequate water resources and ability to satisfy water intake and discharge requirements;
•inability to identify, manage properly or mitigate equipment defects in NEE's and FPL's facilities;
•use of new or unproven technology;
•risks associated with dependence on a specific type of fuel or fuel source, such as commodity price risk, availability of adequate fuel supply and transportation, and lack of available alternative fuel sources;
•increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes; and
•insufficient insurance, warranties or performance guarantees to cover any or all lost revenues or increased expenses from the foregoing.

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

Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, icing events and earthquakes, can be destructive and cause power outages and property damage, reduce revenue, affect the availability of fuel and water, and require NEE and FPL to incur additional costs, for example, to restore service and repair damaged facilities, to obtain replacement power and to access available financing sources. Furthermore, NEE's and FPL's physical plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, particularly relevant to FPL, a change in sea level. FPL operates in the east and lower west coasts of Florida and in northwest Florida, areas that historically have been prone to severe weather events, such as hurricanes. A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEE and FPL from operating their business in the normal course and could result in any of the adverse consequences described above. Any of the foregoing could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE's and FPL's business, financial condition, results of operations and prospects may be adversely affected if FPL is unable to maintain, negotiate or renegotiate franchise agreements on acceptable terms with municipalities and counties in Florida.

FPL may negotiate franchise agreements with municipalities and counties in Florida to provide electric services within such municipalities and counties, and electricity sales generated pursuant to these agreements represent a very substantial portion of FPL's revenues. If FPL is unable to maintain, negotiate or renegotiate such franchise agreements on acceptable terms, it could contribute to lower earnings and FPL may not fully realize the anticipated benefits from significant investments and expenditures, which could adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

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

Widespread public health crises and epidemics or pandemics, including the novel coronavirus (COVID-19), may have material adverse impacts on NEE’s and FPL's business, financial condition, liquidity and results of operations.

NEE and FPL are subject to the impacts of widespread public health crises, epidemics and pandemics, including, but not limited to, impacts on the global, national or local economy, capital and credit markets, NEE's and FPL's workforce, customers and suppliers. There is no assurance that NEE's and FPL's businesses will be able to operate without material adverse impacts depending on the nature of the public health crisis, epidemic or pandemic. Actions taken in response to such crises by federal, state and local government or regulatory agencies may have a material adverse impact on NEE's and FPL's business, financial condition, liquidity and results of operations.

The ultimate severity, duration and impact of public health crises, epidemics and pandemics cannot be predicted. Additionally, there is no assurance that vaccines or other treatments will be widely available or effective, or that the public will be willing to participate, in an effort to contain the spread of disease.

NEE and FPL are closely monitoring the global outbreak of COVID-19. At this time, NEE and FPL are unable to determine the ultimate severity or duration of the outbreak or its effects on, among other things, the global, national or local economy, the capital and credit markets, or NEE’s and FPL’s workforce, customers and suppliers. To date, COVID-19 has not had a material adverse impact on NEE's and FPL's business, financial condition, liquidity and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

See Item 1. Business - FPL and Item 1. Business - NEER for a description of principal properties.

Character of Ownership

Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The majority of FPL's real property is held in fee and is free from other encumbrances, subject to minor exceptions which are not of a nature as to substantially impair the usefulness to FPL of such properties. Some of FPL's electric lines are located on parcels of land which are not owned in fee by FPL but are covered by necessary consents of governmental authorities or rights obtained from owners of private property. Subsidiaries within the NEER segment have ownership interests in entities that own generation facilities, pipeline facilities and transmission assets and a number of those facilities and assets are encumbered by liens securing various financings. Additionally, the majority of NEER's generation facilities, pipeline facilities and transmission lines are located on land under easement or leased from owners of private property. See Note 7 - FPL and - NEER.

Item 3. Legal Proceedings

None. With regard to environmental proceedings to which a governmental authority is a party, NEE's and FPL's policy is to disclose any such proceeding if it is reasonably expected to result in monetary sanctions of greater than or equal to $1 million.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data. All of FPL's common stock is owned by NEE. NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE." As of January 31, 2021, there were 16,080 holders of record of NEE's common stock. The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors. The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant. In February 2021, NEE announced that it would increase its quarterly dividend on its common stock from $0.35 per share to $0.385 per share.

Issuer Purchases of Equity Securities. Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2020 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/20 - 10/31/20	—	—	—	180,000,000
11/1/20 - 11/30/20	1,456	$77.19	—	180,000,000
12/1/20 - 12/31/20	1,420	$74.43	—	180,000,000
Total	2,876	$75.83	—
______________________
(a)Includes: (1) in November 2020, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in December 2020, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.
(b)In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock (180 million shares after giving effect to the four-for-one stock split of NEE common stock effective October 26, 2020 (2020 stock split)) over an unspecified period.

Item 6.  Selected Financial Data

Omitted/Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than 5.6 million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2020 MWh produced on a net generation basis. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER, as well as Gulf Power, acquired by NEE in January 2019 (see Note 6 - Gulf Power Company), and Corporate and Other, which is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries. Prior years' share-based data included in Management's Discussion has been retrospectively adjusted to reflect the 2020 stock split. See Note 14 - Earnings Per Share. The following discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and all comparisons are with the corresponding items in the prior year.

	Net Income (Loss) Attributable to NEE			Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
	(millions)
FPL	$2,650	$2,334	$2,171	$1.35	$1.20	$1.14
Gulf Power(a)	238	180	—	0.12	0.09	—
NEER(b)(c)	531	1,807	4,704	0.27	0.93	2.46
Corporate and Other	(500)	(552)	(237)	(0.26)	(0.28)	(0.13)
NEE(c)	$2,919	$3,769	$6,638	$1.48	$1.94	$3.47
______________________
(a)    Gulf Power was acquired by NEE in January 2019. See Note 6 - Gulf Power Company.
(b)    NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries.
(c)    NEP was deconsolidated from NEER in January 2018. See Note 1 - Basis of Presentation.

For the five years ended December 31, 2020, NEE delivered a total shareholder return of approximately 237.6%, above the S&P 500’s 103.0% return, the S&P 500 Utilities' 72.3% return and the Dow Jones U.S. Electricity's 72.6% return. The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2020	2019	2018
		(millions)
Net losses associated with non-qualifying hedge activity(a)	$(650)	$(404)	$(186)
Tax reform-related, including the impact of tax rate change on differential membership interests(b)	$(87)	$(89)	$436
NEP investment gains, net(c)	$(94)	$96	$2,863
Gain on disposal of a business - NEER(d)	$274	$—	$—
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net(e)	$131	$176	$(125)
Acquisition-related(f)	$—	$(70)	$(14)
Operating results of solar projects in Spain - NEER	$1	$(2)	$(9)
Impairment charge related to investment in Mountain Valley Pipeline - NEER(g)	$(1,208)	$—	$—
______________________
(a)For 2020, 2019 and 2018, approximately $439 million of losses, $63 million of losses, and $41 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)For 2020 and 2019, the balances relate to NEER. For 2018, approximately $421 million of favorable tax reform-related impacts, including the impact of tax rate change on differential membership interests, relates to NEER and the balance relates to Corporate and Other.
(c)For 2020 and 2019, the balances relate to NEER. For 2018, approximately $2,885 million relates to NEER and the balance relates to Corporate and Other. See Note 1 - Basis of Presentation and - Disposal of Businesses/Assets.
(d)See Note 1 - Disposal of Businesses/Assets for a discussion of the sale of two solar generation facilities in Spain (Spain projects).
(e)For 2020, 2019 and 2018, approximately $131 million of gains, $176 million of gains and $127 million of losses, respectively, are included in NEER's net income; the balance for 2018 is included in Corporate and Other.
(f)For 2019, approximately $44 million, $20 million and $6 million of costs are included in Corporate and Other's, Gulf Power's and NEER's net income, respectively. For 2018, $9 million of costs are included in Corporate and Other's net income; the balance is included in NEER.
(g)See Note 4 - Nonrecurring Fair Value Measurements for a discussion of the impairment charge related to the investment in Mountain Valley Pipeline.

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

2020 Summary

Net income attributable to NEE for 2020 was lower than 2019 by $850 million, or $0.46 per share, assuming dilution, due to lower results at NEER, partly offset by higher results at FPL, Gulf Power and Corporate and Other.

FPL's increase in net income in 2020 was primarily driven by continued investments in plant in service and other property.

NEER's results decreased in 2020 primarily driven by an impairment charge related to its investment in Mountain Valley Pipeline, unfavorable non-qualifying hedge activity, the absence of NEP investment gains recorded upon the sale of ownership interests to NEP in June 2019 and unfavorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds compared to 2019, partly offset by the gain recognized on the sale of the Spain projects and higher earnings on new investments and existing generation assets. In 2020, NEER added approximately 2,299 MW of new wind generating capacity, 1,412 MW of wind repowering generating capacity and 625 MW of solar generating capacity in the U.S. and increased its backlog of contracted renewable development projects.

Gulf Power's increase in net income in 2020 is primarily related to lower operating expenses - net.

Corporate and Other's results in 2020 increased primarily due to lower net losses associated with non-qualifying hedge activity.

NEE and its subsidiaries require funds to support and grow their businesses. These funds are primarily provided by cash flows from operations, borrowings or issuances of short- and long-term debt, proceeds from differential membership investors, sales of assets to NEP or third parties and, from time to time, issuances of equity securities. See Liquidity and Capital Resources - Liquidity.

RESULTS OF OPERATIONS

Net income attributable to NEE for 2020 was $2.92 billion compared to $3.77 billion in 2019. In 2020, net income attributable to NEE decreased primarily due to lower results at NEER, partly offset by higher results at FPL, Gulf Power and Corporate and Other. The comparison of the results of operations for the years ended December 31, 2019 and 2018 are included in Management's Discussion in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2019.

In 2019, subsidiaries of NextEra Energy Resources sold ownership interests in three wind generation facilities and three solar generation facilities with a total net generating capacity of approximately 611 MW to a NEP subsidiary. In February 2020, a subsidiary of NextEra Energy Resources sold its ownership interest in two solar generation facilities located in Spain with a total generating capacity of 99.8 MW. In December 2020, a subsidiary of NextEra Energy Resources sold a 90% noncontrolling ownership interest in a portfolio of three wind generation facilities and four solar generation facilities representing a total net generating capacity of 900 MW. In addition, a subsidiary of NextEra Energy Resources sold its 100% ownership interest in a 100 MW solar generation facility and a 30 MW battery storage facility under construction with an expected in service date in early 2021 to a NEP subsidiary. See Note 1 - Disposal of Businesses/Assets and – Sale of Noncontrolling Ownership Interest.

In July 2019, a wholly owned subsidiary of NEET acquired the outstanding membership interests of an entity that indirectly owns Trans Bay Cable, LLC (Trans Bay), which owns and operates a 53-mile, high-voltage direct current underwater transmission cable system in California. See Note 6 - Trans Bay Cable, LLC. In September 2020, a wholly owned subsidiary of NEET entered into agreements to acquire GridLiance, which owns and operates three FERC-regulated transmission utilities across six states, five in the Midwest and Nevada. See Note 6 - GridLiance.

NEE's effective income tax rates for the years ended December 31, 2020 and 2019 were approximately 2% and 12%, respectively. The rates for both years reflect the impact of PTCs and ITCs and, in 2020, also reflect the impact of lower pretax income and the gain on sale of the Spain solar projects which was not taxable for federal nor state income tax purposes. See Note 5.

On January 1, 2021, FPL and Gulf Power merged, with FPL as the surviving entity. However, FPL will continue to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power until the FPSC approves consolidation of the FPL and Gulf Power rates and tariffs. FPL and Gulf Power will continue to be separate operating segments of NEE as well as FPL, through 2021. See Note 6 - Merger of FPL and Gulf Power.

NEE and FPL are closely monitoring the global outbreak of COVID-19 and are taking steps intended to mitigate the potential risks to NEE and FPL posed by COVID-19. See Note 15 - Coronavirus Pandemic.

FPL: Results of Operations

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms. FPL’s net income for 2020 and 2019 was $2,650 million and $2,334 million, respectively, representing an increase of $316 million. The increase was primarily driven by higher earnings from investments in plant in service and other property. Such investments grew FPL's average retail rate base by approximately $3.9 billion in 2020 and reflect, among other things, solar generation additions and ongoing transmission and distribution additions.

FPL’s service area was impacted by Hurricane Dorian in 2019 and by Hurricane Isaias and Tropical Storm Eta in 2020. FPL determined that it would not seek recovery of the Hurricane Dorian, Hurricane Isaias and Tropical Storm Eta storm restoration costs through a storm surcharge from customers and instead recorded costs as storm restoration costs in NEE’s and FPL’s consolidated statements of income. FPL used available reserve amortization to offset all such storm restoration costs that were expensed for Hurricane Dorian, Hurricane Isaias and Tropical Storm Eta. See Note 1 - Storm Funds, Storm Reserves and Storm Cost Recovery.

The use of reserve amortization is permitted by the 2016 rate agreement. See Item 1. Business - FPL - FPL Regulation - FPL Electric Rate Regulation - Base Rates - FPL Base Rates Effective January 2017 for additional information on the 2016 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers. In 2020 and 2019, FPL recorded the reversal of reserve amortization of approximately $1 million and $357 million, respectively. FPL's regulatory ROE for both 2020 and 2019 was approximately 11.60%.

During 2020, FPL's operating revenues decreased $530 million primarily related to lower fuel cost recovery revenues of $637 million and $66 million in lower storm-related revenues, partly offset by $244 million in higher retail base revenues.

Retail Base

FPL’s retail base revenues for 2020 and 2019 reflect the 2016 rate agreement. In December 2016, the FPSC issued a final order approving the 2016 rate agreement which became effective January 2017 and will remain in effect until new base rates are approved by the FPSC. The 2016 rate agreement establishes FPL's allowed regulatory ROE at 10.55%, with a range of 9.60% to 11.60%, and allowed for retail rate base increases in 2017, 2018, and upon commencement of commercial operations at the Okeechobee Clean Energy Center and certain solar projects. In January 2021, FPL filed a formal notification with the FPSC indicating its intent to initiate a base rate proceeding. See Item 1. Business - FPL - FPL Regulation - FPL Electric Rate Regulation - Base Rates for additional information on the 2016 rate agreement and details of FPL's formal notification.

The increase in retail base revenues in 2020 primarily reflects additional revenues of approximately $64 million related to retail base rate adjustments associated with the addition of new solar generation and the Okeechobee Clean Energy Center which achieved commercial operation at the end of the first quarter of 2019. In 2020, retail base revenues were also impacted by an increase of 1.5% in the average number of customer accounts. Although the weather in 2020 was favorable when compared to 2019, usage per retail customer remained flat. See Note 1 - Rate Regulation.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to certain solar and environmental projects and the unamortized balance of the regulatory asset associated with FPL's acquisition of certain generation facilities. See Item 1. Business - FPL - FPL Regulation - FPL Electric Rate Regulation - Cost Recovery Clauses. Underrecovery or overrecovery of cost recovery clause and other pass-through costs (deferred clause and franchise expenses and revenues) can significantly affect NEE's and FPL's operating cash flows. The 2020 net underrecovery impacting NEE's and FPL's operating cash flows was approximately $110 million.

Fuel cost recovery revenues decreased in 2020 primarily as a result of lower fuel and energy prices, including the flow back of lower expected fuel costs to retail customers. Storm-related revenues decreased in 2020 primarily as a result of the conclusion of the storm-recovery bond surcharge in the third quarter of 2019.

In 2020 and 2019, cost recovery clauses contributed approximately $111 million and $117 million, respectively, to FPL’s net income.

Other Items Impacting FPL's Consolidated Statements of Income

Fuel, Purchase Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $640 million in 2020 primarily related to lower fuel and energy prices.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2020	2019
	(millions)
Reserve reversal recorded under the 2016 rate agreement	$1	$357
Other depreciation and amortization recovered under base rates (excluding reserve amortization) and other	2,017	1,876
Depreciation and amortization primarily recovered under cost recovery clauses and securitized storm-recovery cost amortization	228	291
Total	$2,246	$2,524

Depreciation expense decreased $278 million during 2020 primarily reflecting a lower reversal of reserve amortization in 2020 compared to 2019 and lower storm-recovery cost amortization primarily as a result of the final payment of the storm-recovery bonds in the third quarter of 2019. The decreases in depreciation and amortization expense during 2020 were partly offset by increased depreciation related to higher plant in service balances. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the consolidated balance sheets. At December 31, 2020, approximately $894 million remains in accrued asset removal costs related to reserve amortization.

Income Taxes
During 2020, income taxes increased $169 million, primarily related to the absence of a 2019 income tax adjustment recorded pursuant to the FPSC's order in connection with its review of impacts associated with tax reform, as well as higher income before income taxes in 2020. See Note 5.

NEER: Results of Operations

NEER owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets primarily in the U.S., as well as in Canada. NEER also provides full energy and capacity requirements services, engages in power and fuel marketing and trading activities, owns and operates rate-regulated transmission facilities and transmission lines and invests in natural gas, natural gas liquids and oil production and pipeline infrastructure assets. NEER’s net income less net loss attributable to noncontrolling interests for 2020 and 2019 was $531 million and $1,807 million, respectively, resulting in a decrease in 2020 of $1,276 million. The primary drivers, on an after-tax basis, of the change are in the following table.

Increase (Decrease) From Prior Period
Year Ended December 31, 2020
(millions)
New investments(a)	$143
Existing generation assets(a)	65
Gas infrastructure(a)	(6)
Customer supply and proprietary power and gas trading(b)	3
NEET(b)	47
Asset sales/abandonment	37
Interest and other general and administrative expenses(c)	(34)
Other, including other investment income and income taxes	8
Change in non-qualifying hedge activity(d)	(376)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(d)	(45)
NEP investment gains, net(d)	(190)
Disposal of a business(d)	274
Acquisition-related(d)	6
Impairment charge related to investment in Mountain Valley Pipeline(d)	(1,208)
Decrease in net income less net loss attributable to noncontrolling interests	$(1,276)
______________________
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with PTCs and ITCs for wind and solar projects, as applicable (see Note 1 - Income Taxes and - Sales of Differential Membership Interests and Note 5), but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects and pipelines are included in new investments during the first twelve months of operation or ownership. Project results are included in existing assets and pipeline results are included in gas infrastructure beginning with the thirteenth month of operation or ownership.
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

Operating Revenues
Operating revenues for 2020 decreased $593 million primarily due to:
•the impact of non-qualifying commodity hedges (approximately $244 million of losses during 2020 compared to $342 million of gains for 2019), and
•lower revenues from existing generation assets of $260 million primarily related to lower nuclear revenues, due primarily to the closure of Duane Arnold in August 2020 and a refueling outage at the Seabrook nuclear facility, as well as the sale of the Spain projects, partly offset by,
•revenues from new investments of $145 million, and
•higher revenues of $129 million from NEET primarily related to the acquisition of Trans Bay in 2019.
Operating Expenses - net
Operating expenses - net for 2020 increased $88 million primarily due to increases of $156 million in O&M expenses primarily associated with new investments and acquisitions, partly offset by lower fuel costs of $89 million.

Gains on Disposal of Businesses/Assets - net
In 2020, gains on disposal of businesses/assets - net primarily related to the sale of the Spain projects in the first quarter of 2020; in 2019, the amount was primarily related to the sale of ownership interests in wind and solar projects to NEP. See Note 1 - Disposal of Businesses/Assets.
Interest Expense
NEER's interest expense for 2020 decreased $214 million primarily reflecting lower losses of approximately $99 million related to changes in the fair value of interest rate derivative instruments as compared to 2019, as well as lower interest rates in 2020, partly offset by higher average debt balances.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $1.4 billion of equity in losses of equity method investees in 2020 compared to $67 million of equity in earnings of equity method investees for the prior year period. The change for 2020 primarily reflects an impairment charge related to the investment in Mountain Valley Pipeline of approximately $1.5 billion. See Note 4 - Nonrecurring Fair Value Measurements.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs from solar and certain wind projects are reflected in NEER’s earnings. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. Reflected in income taxes in NEE's consolidated statements of income are PTCs totaling approximately $150 million and $75 million and ITCs totaling approximately $133 million and $199 million in 2020 and 2019, respectively. See Note 1 - Income Taxes for a discussion of PTCs and ITCs and Note 5.

Gulf Power: Results of Operations

Gulf Power's net income increased $58 million in 2020. During 2020, operating revenues decreased $89 million primarily related to lower fuel revenues. Operating expenses - net decreased $135 million in 2020 primarily related to decreases in fuel, purchased power and interchange expense and O&M expenses, as well as the absence of 2019 acquisition-related costs, partly offset by higher depreciation and amortization as a result of increased investments in plant in service and other property.

In September 2020, Gulf Power's service area was impacted by Hurricane Sally and Gulf Power recorded estimated recoverable storm restoration costs of approximately $206 million. See Note 1 - Storm Funds, Storm Reserves and Storm Cost Recovery.

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

Corporate and Other's results increased $52 million during 2020 primarily due to lower net losses of approximately $130 million associated with non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments and the absence of acquisition and integration costs incurred in 2019, partly offset by higher corporate interest and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures (see Note 15 - Commitments), investments in or acquisitions of assets and businesses (see Note 6), payment of maturing debt and related derivative obligations (see Note 13 and Note 3) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt and, from time to time, equity securities, proceeds from differential membership investors and sales of assets to NEP or third parties, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests in NEP. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The purchases may be made in the open market or in privately negotiated transactions. Any purchases will be made in such quantities, at such prices, in such manner and on such terms and conditions as determined by NEE or its subsidiaries in their discretion, based on factors such as market and business conditions, applicable legal requirements and other factors. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the New York Stock Exchange or to cause the common units to be deregistered with the SEC. As of December 31, 2020, NEE had purchased approximately $36 million of NEP common units under this program. At December 31, 2020, NEE owned a noncontrolling general partner interest in NEP and beneficially owned approximately 58.0% of NEP’s voting power.

Cash Flows

NEE's sources and uses of cash for 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
	(millions)
Sources of cash:
Cash flows from operating activities	$7,983	$8,155	$6,593
Issuances of long-term debt, including premiums and discounts	12,404	13,905	4,391
Proceeds from differential membership investors	3,522	1,604	1,841
Sale of independent power and other investments of NEER	1,012	1,316	1,693
Issuances of common stock/equity units - net	—	1,494	718
Net increase in commercial paper and other short-term debt(a)	—	—	6,272
Non-operating distributions from equity method investees	—	—	637
Proceeds from sale of noncontrolling interests	501	99	—
Other sources - net	83	121	47
Total sources of cash	25,505	26,694	22,192
Uses of cash:
Capital expenditures, acquisitions, independent power and other investments and nuclear fuel purchases	(14,610)	(17,462)	(13,004)
Retirements of long-term debt	(6,103)	(5,492)	(3,102)
Net decrease in commercial paper and other short-term debt(a)	(907)	(4,799)	—
Payments to related parties under a cash sweep and credit support agreement – net	(2)	(54)	(21)
Issuances of common stock/equity units - net	(92)	—	—
Dividends	(2,743)	(2,408)	(2,101)
Other uses - net	(590)	(628)	(687)
Total uses of cash	(25,047)	(30,843)	(18,915)
Effects of currency translation on cash, cash equivalents and restricted cash	(20)	4	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	$438	$(4,145)	$3,270
______________________
(a)    2019 and 2018 amounts primarily relate to the acquisition of Gulf Power. See Note 6 - Gulf Power Company.

NEE's primary capital requirements are for expanding and enhancing FPL's and Gulf Power's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 15 - Commitments for estimated capital expenditures in 2021 through 2025. The following table provides a summary of capital investments for 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
	(millions)
FPL:
Generation:
New	$1,464	$1,242	$976
Existing	1,063	1,215	1,142
Transmission and distribution	3,150	2,893	2,456
Nuclear fuel	203	195	123
General and other	651	550	334
Other, primarily change in accrued property additions and exclusion of AFUDC - equity	149	(340)	104
Total	6,680	5,755	5,135
Gulf Power	1,012	729	—
NEER:
Wind	3,359	1,974	4,093
Solar	1,920	1,741	698
Battery storage	168	29	37
Nuclear, including nuclear fuel	125	179	233
Natural gas pipelines	269	687	873
Other gas infrastructure	572	969	893
Other (2019 primarily related to acquisitions, see Note 6)	480	926	362
Total	6,893	6,505	7,189
Corporate and Other (2019 primarily related to acquisitions, see Note 6)	25	4,473	680
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$14,610	$17,462	$13,004
.

Liquidity

At December 31, 2020, NEE's total net available liquidity was approximately $10.9 billion. The table below provides the components of FPL's, Gulf Power's and NEECH's net available liquidity at December 31, 2020.

		Gulf			Maturity Date
	FPL(a)	Power(a)	NEECH	Total	FPL	Gulf Power	NEECH
	(millions)
Syndicated revolving credit facilities(b)	$2,913	$900	$5,282	$9,095	2021 - 2025	2025	2021 - 2025
Issued letters of credit	(3)	—	(484)	(487)
	2,910	900	4,798	8,608

Bilateral revolving credit facilities(c)	680	100	2,400	3,180	2021 - 2022	2021	2021 - 2023
Borrowings	—	—	—	—
	680	100	2,400	3,180

Letter of credit facilities(d)	—	—	950	950			2022 - 2023
Issued letters of credit	—	—	(885)	(885)
	—	—	65	65

Subtotal	3,590	1,000	7,263	11,853

Cash and cash equivalents	20	5	1,077	1,102
Commercial paper and other short-term borrowings outstanding	(1,526)	(225)	(258)	(2,009)
Net available liquidity	$2,084	$780	$8,082	$10,946	`
______________________
(a)    See Note 6 - Merger of FPL and Gulf Power regarding FPL's assumption of Gulf Power's revolving credit facilities and debt on January 1, 2021.
(b)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $2,525 million ($575 million for FPL, $75 million for Gulf Power and $1,875 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $948 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as, the repayment of approximately $556 million of floating rate notes in the event an individual noteholder requires repayment prior to maturity. Gulf Power's syndicated revolving credit facilities are also available to support the purchase of approximately $426 million of its tax exempt bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity. Approximately $2,314 million of FPL's and $4,062 million of NEECH's syndicated revolving credit facilities expire in 2025.
(c)    Approximately $300 million of NEECH's bilateral revolving credit facilities is available for costs incurred in connection with the development, construction and operations of wind and solar power generation facilities.
(d)    Only available for the issuance of letters of credit.

At December 31, 2020, 73 banks participate in FPL’s, Gulf Power's and NEECH’s revolving credit facilities, with no one bank providing more than 7% of the combined revolving credit facilities. European banks provide approximately 24% of the combined revolving credit facilities. Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under its revolving credit facilities. In order for FPL, Gulf Power or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities and, also for NEECH, its letter of credit facilities, FPL, in the case of FPL, Gulf Power in the case of Gulf Power, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. The FPL, Gulf Power and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL, Gulf Power and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio. At December 31, 2020, each of NEE, Gulf Power and FPL was in compliance with its required ratio.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At December 31, 2020, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at December 31, 2020, NEE subsidiaries had approximately $4.3 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations (see Note 6 - GridLiance and Note 15 - Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At December 31, 2020, these guarantees totaled approximately $390 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At December 31, 2020, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at December 31, 2020) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $616 million.

At December 31, 2020, subsidiaries of NEE also had approximately $1.8 billion of standby letters of credit and approximately $621 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

In addition, as part of contract negotiations in the normal course of business, certain subsidiaries of NEE have agreed and in the future may agree to make payments to compensate or indemnify other parties, including those associated with asset divestitures, for possible unfavorable financial consequences resulting from specified events. The specified events may include, but are not limited to, an adverse judgment in a lawsuit, or the imposition of additional taxes due to a change in tax law or interpretations of the tax law, or the triggering of cash grant recapture provisions under the Recovery Act. NEE is unable to estimate the maximum potential amount of future payments under some of these contracts because events that would obligate them to make payments have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence.

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

Summarized financial information of NEE and NEECH is as follows:

	Year Ended December 31, 2020
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(1)	$5,093	$17,997
Operating income (loss)	$(269)	$1,221	$5,116
Net income (loss)	$(500)	$(551)	$2,369
Net income (loss) attributable to NEE/NEECH	$(500)	$—	$2,919

	December 31, 2020
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$620	$4,571	$7,382
Total noncurrent assets	$2,069	$52,565	$120,302
Total current liabilities	$4,317	$9,991	$15,558
Total noncurrent liabilities	$22,854	$31,439	$67,197
Noncontrolling interests	$—	$8,416	$8,416

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's consolidated financial statements.

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

Credit Ratings

NEE’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements is dependent on its and its subsidiaries credit ratings. At February 12, 2021, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

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

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure. However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds. Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock. The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings. At December 31, 2020, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and any other non-junior FPL indebtedness. At December 31, 2020, coverage for the 12 months ended December 31, 2020 would have been approximately 8.2 times the annual interest requirements and approximately 3.6 times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee. At December 31, 2020, FPL could have issued in excess of $25 billion of additional first mortgage bonds based on the unfunded property additions and retired first mortgage bonds. At December 31, 2020, no cash was deposited with the mortgage trustee for these purposes.

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

New Accounting Rules and Interpretations

Reference Rate Reform - In March 2020, the FASB issued an accounting standards update which provides certain options to apply GAAP guidance on contract modifications and hedge accounting as companies transition from the London Inter-Bank Offered Rate and other interbank offered rates to alternative reference rates. See Note 1 - Reference Rate Reform.

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

NEE considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements:

Accounting for Derivatives and Hedging Activities

NEE uses derivative instruments (primarily swaps, options, futures and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated primarily with outstanding and expected future debt issuances and borrowings. In addition, NEE, through NEER, uses derivatives to optimize the value of its power generation and gas infrastructure assets and engages in power and fuel marketing and trading activities to take advantage of expected future favorable price movements.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's consolidated statements of income. NEE estimates the fair value of these derivatives using an income approach based on a discounted cash flows valuation technique utilizing observable inputs.

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

Assumptions and Accounting Approach

Accounting guidance requires recognition of the funded status of the pension plan in the balance sheet, with changes in the funded status recognized in other comprehensive income within shareholders’ equity in the year in which the changes occur. Since NEE is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, this accounting guidance is reflected at NEE and not allocated to the subsidiaries. The portion of previously unrecognized actuarial gains and losses and prior service costs or credits that are estimated to be allocable to FPL as net periodic (income) cost in future periods and that otherwise would be recorded in accumulated other comprehensive income are classified as regulatory assets and liabilities at NEE in accordance with regulatory treatment.

Net periodic pension income is calculated using a number of actuarial assumptions. Those assumptions for the years ended December 31, 2020, 2019 and 2018 include:

	2020	2019	2018
Discount rate	3.22%	4.26%	3.59%
Salary increase	4.40%	4.40%	4.10%
Expected long-term rate of return, net of investment management fees	7.35%	7.35%	7.35%
Weighted-average interest crediting rate	3.83%	3.88%	3.94%

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

The following table illustrates the effect on net periodic pension income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase (Decrease) in 2020 Net Periodic Pension Income
	Change in Assumption	NEE	FPL
		(millions)
Expected long-term rate of return	(0.5)%	$(22)	$(13)
Discount rate	0.5%	$13	$8
Salary increase	0.5%	$(4)	$(3)

NEE also utilizes actuarial assumptions about mortality to help estimate obligations of the pension plan. NEE has adopted the latest revised mortality tables and mortality improvement scales released by the Society of Actuaries, which did not have a material impact on the pension plan's obligation.

See Note 12.

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

Carrying Value of Equity Method Investments

NEE evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair value of the investment is less than the carrying value and the investment may be other-than-temporarily impaired.

Nature of Accounting Estimates

Indicators of a potential impairment include, but are not limited to, a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity and a current fair value of an investment that may be less than its carrying value. If indicators of impairment exist, an estimate of the investment’s fair value will be calculated. Approaches for estimating fair value include, among others, an income approach using a probability-weighted discounted cash flows model and a market approach using an earnings before interest, taxes, depreciation and amortization (EBITDA) multiple model. The probability assigned to each scenario as well as the cash flows and EBITDA multiple identified are critical in determining fair value.

Assumptions and Accounting Approach

An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Assessment of whether an investment is other-than-temporarily impaired involves, among other factors, consideration of the length of time that the fair value is below the carrying value, current expected performance relative to the expected performance when the investment was initially made, performance relative to peers, industry performance relative to the economy, credit rating, regulatory actions and legal and permitting challenges. If management is unable to reasonably assert that an impairment is temporary or believes that there will not be full recovery of the carrying value of its investment, then the impairment is considered to be other than temporary. Investments that are other-than-temporarily impaired are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value. Impairment losses are recorded in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income. See Note 4 - Nonrecurring Fair Value Measurements.

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

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation. In addition, NEE also makes interest rate and rate of return projections on its investments in determining recommended funding requirements for nuclear decommissioning costs. Periodically, NEE is required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs. For example, an increase of 0.25% in the assumed escalation rates for nuclear decommissioning costs would increase NEE’s AROs at December 31, 2020 by approximately $128 million.

Assumptions and Accounting Approach

FPL - For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are approved by the FPSC. The most recent studies, filed in 2020, reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units at the time of the studies. FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $7.0 billion, or $2.5 billion expressed in 2020 dollars.

FPL accrues the cost of dismantling its fossil and solar plants over the expected service life of each unit based on studies filed with the FPSC. Unlike nuclear decommissioning, dismantlement costs are not funded. The most recent studies became effective January 1, 2017. At December 31, 2020, FPL’s portion of the ultimate cost to dismantle its fossil and solar units is approximately $1.2 billion, or $541 million expressed in 2020 dollars. The majority of the dismantlement costs are not reported as AROs. FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. Any differences between the amount of the ARO and the amount recorded for ratemaking purposes are reported as a regulatory liability in accordance with regulatory accounting.

The components of FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	Nuclear Decommissioning		Fossil/Solar Dismantlement		Interim Removal Costs and Other		Total
	December 31,		December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
	(millions)
AROs(a)	$1,604	$2,076	$194	$186	$6	$6	$1,804	$2,268
Less capitalized ARO asset net of accumulated depreciation	—	225	26	48	1	1	27	274
Accrued asset removal costs(b)	408	368	145	144	462	645	1,015	1,157
Asset retirement obligation regulatory expense difference(b)	3,690	2,904	(102)	(72)	(5)	(4)	3,583	2,828
Accrued decommissioning, dismantlement and other accrued asset removal costs(c)	$5,702	$5,123	$211	$210	$462	$646	$6,375	$5,979
______________________
(a)    See Note 11 - Asset Retirement Obligations.
(b)    Included in noncurrent regulatory liabilities on NEE’s and FPL’s consolidated balance sheets. See Note 1 - Rate Regulation.
(c)    Represents total amount accrued for ratemaking purposes.

NEER - NEER records liabilities for the present value of its expected nuclear plant decommissioning costs which are determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning. The liabilities are being accreted using the interest method through the date decommissioning activities are expected to be complete. At December 31, 2020 and 2019, the AROs for decommissioning of NEER’s nuclear plants approximated $637 million and $623 million, respectively. NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.5 billion, or $2.1 billion expressed in 2020 dollars.

See Note 1 - Asset Retirement Obligations and - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 11.

Regulatory Accounting

Certain of NEE's businesses are subject to rate regulation which results in the recording of regulatory assets and liabilities. See Note 1 - Rate Regulation for details regarding NEE’s regulatory assets and liabilities.

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

Commodity Price Risk

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity. In addition, NEE, through NEER, uses derivatives to optimize the value of its power generation and gas infrastructure assets and engages in power and fuel marketing and trading activities to take advantage of expected future favorable price movements. See Critical Accounting Policies and Estimates - Accounting for Derivatives and Hedging Activities and Note 3.

During 2019 and 2020, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	Gulf Power Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2018	$593	$794	$(41)	$—	$1,346
Reclassification to realized at settlement of contracts	(215)	(154)	30	7	(332)
Value of contracts acquired	28	9	—	(6)	31
Net option premium purchases (issuances)	43	5	—	—	48
Changes in fair value excluding reclassification to realized	202	555	1	(2)	756
Fair value of contracts outstanding at December 31, 2019	651	1,209	(10)	(1)	1,849
Reclassification to realized at settlement of contracts	(329)	(253)	11	1	(570)
Value of contracts acquired	91	(36)	—	—	55
Net option premium purchases (issuances)	10	4	—	—	14
Changes in fair value excluding reclassification to realized	283	72	(1)	—	354
Fair value of contracts outstanding at December 31, 2020	706	996	—	—	1,702
Net margin cash collateral paid (received)					(48)
Total mark-to-market energy contract net assets (liabilities) at December 31, 2020	$706	$996	$—	$—	$1,654

NEE’s total mark-to-market energy contract net assets (liabilities) at December 31, 2020 shown above are included on the consolidated balance sheets as follows:

December 31, 2020
(millions)
Current derivative assets	$567
Noncurrent derivative assets	1,587
Current derivative liabilities	(240)
Noncurrent derivative liabilities	(260)
NEE's total mark-to-market energy contract net assets	$1,654

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2020 were as follows:

	Maturity
	2021	2022	2023	2024	2025	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(195)	$10	$29	$42	$—	$—	$(114)
Significant other observable inputs	11	18	(7)	(27)	18	(68)	(55)
Significant unobservable inputs	202	62	67	62	62	420	875
Total	18	90	89	77	80	352	706
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	10	3	10	6	—	—	29
Significant other observable inputs	64	79	66	33	41	184	467
Significant unobservable inputs	44	45	36	37	37	301	500
Total	118	127	112	76	78	485	996
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	1	—	—	—	—	—	1
Significant unobservable inputs	—	(1)	—	—	—	—	(1)
Total	1	(1)	—	—	—	—	—
Total sources of fair value	$137	$216	$201	$153	$158	$837	$1,702

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2019	$—	$2	$2	$—	$25	$25	$—	$26	$26
December 31, 2020	$—	$3	$3	$1	$77	$78	$1	$84	$85
Average for the year ended December 31, 2020	$—	$3	$3	$1	$51	$51	$1	$52	$52
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,134	$2,134	$2,099	$2,099
Other investments, primarily debt securities	$247	$247	$181	$181
Long-term debt, including current portion	$46,082	$51,525	$39,667	$42,928
Interest rate contracts - net unrealized losses	$(961)	$(961)	$(716)	$(716)
FPL:
Fixed income securities - special use funds	$1,617	$1,617	$1,574	$1,574
Long-term debt, including current portion	$15,676	$19,470	$14,161	$16,448
______________________
(a)    See Notes 3 and 4.

The special use funds of NEE and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NEE's and FPL's nuclear power plants. See Note 1 - Storm Funds, Storm Reserves and Storm Cost Recovery. A portion of these funds is invested in fixed income debt securities primarily carried at estimated fair value. At FPL, changes in fair value, including any credit losses, result in a corresponding adjustment to the related regulatory asset or liability accounts based on current regulatory treatment. The changes in fair value for NEE's non-rate regulated operations result in a corresponding adjustment to other comprehensive income, except for credit losses and unrealized losses on available for sale securities intended or required to be sold prior to recovery of the amortized cost basis, which are reported in current period earnings. Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities.

At December 31, 2020, NEE had interest rate contracts with a net notional amount of approximately $10.5 billion related to expected future and outstanding debt issuances and borrowings. The net notional amount consists of approximately $10.9 billion to manage exposure to the variability of cash flows associated with expected future and outstanding debt issuances at NEECH and NEER. This is offset by approximately $400 million that effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 3.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE’s net liabilities would increase by approximately $1,278 million ($541 million for FPL) at December 31, 2020.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $4,726 million and $3,963 million ($3,012 million and $2,491 million for FPL) at December 31, 2020 and 2019, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At December 31, 2020, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $434 million ($277 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's consolidated statements of income.

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

•Operations are primarily concentrated in the energy industry.
•Trade receivables and other financial instruments are predominately with energy, utility and financial services related companies, as well as municipalities, cooperatives and other trading companies in the U.S.
•Overall credit risk is managed through established credit policies and is overseen by the EMC.
•Prospective and existing customers are reviewed for creditworthiness based upon established standards, with customers not meeting minimum standards providing various credit enhancements or secured payment terms, such as letters of credit or the posting of margin cash collateral.
•Master netting agreements are used to offset cash and noncash gains and losses arising from derivative instruments with the same counterparty. NEE’s policy is to have master netting agreements in place with significant counterparties.

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2020, approximately 83% of NEE’s and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

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

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013). Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2020.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NEE) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEE and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of NEE and FPL and our report dated February 12, 2021, expressed unqualified opinions on those financial statements.

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
February 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
    NextEra Energy, Inc. and Florida Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NEE) and the related separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2020 and 2019, and NEE's and FPL's related consolidated statements of income and of cash flows, NEE's consolidated statements of comprehensive income and of equity, and FPL’s consolidated statements of common shareholder’s equity, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEE and the consolidated financial position of FPL as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEE’s and FPL’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2021, expressed unqualified opinions on NEE’s and FPL’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements of NEE and FPL that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
NEE - Operating Revenue - Unrealized Gains - Refer to Note 3 to the financial statements
Critical Audit Matter Description
NEE enters into complex energy derivatives and transacts in certain markets that are thinly traded, which may result in subjective estimates of fair value that include unobservable inputs. Changes in the derivatives’ fair value for power purchases and sales, fuel sales and trading activities are primarily recognized on a net basis in operating revenues. For the year ended December 31, 2020, unrealized gains associated with Level 3 transactions of $317 million are included in operating revenues in the consolidated statement of income of NEE.
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

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to operating revenue - unrealized gains included the following, among others:
•We tested the effectiveness of controls, including those relating to commodity valuation models, and market data validation.
•We selected a sample of transactions, obtained an understanding of the business rationale of transactions, and read the underlying contractual agreements.
•We used personnel in our firm who specialize in energy transacting to assist in auditing NEE’s energy transactions, including testing certain inputs in management's fair value models.
•We used personnel in our firm who specialize in the valuation of energy products to independently value Level 3 transactions to provide us with a benchmark for comparison to NEE's valuations.
•We evaluated NEE’s disclosures related to the proprietary models and unobservable inputs to estimate the fair value of Level 3 derivative assets and liabilities, including the balances recorded and significant assumptions.

NEE – Equity Method Investment Impairment - Refer to Note 4 to the financial statements

Critical Audit Matter Description

NEE tests its equity method investments for impairment whenever events or changes in circumstances indicate that the investment may be impaired.
During the preparation of NEE's December 31, 2020 financial statements, it was determined that NextEra Energy Resources, LLC's (NextEra Energy Resources') investment in Mountain Valley Pipeline, LLC (MVP) accounted for under the equity method of accounting was other-than-temporarily impaired. The impairment is the result of continued legal and regulatory challenges that have resulted in substantial delays in achieving commercial operation and increased costs to complete construction. More specifically at the end of 2020 and into early 2021, developments in the current legal, regulatory and political environment have caused NextEra Energy Resources to consider the investment impaired and the impairment to be other than temporary. Accordingly, NextEra Energy Resources performed a fair value analysis based on the market approach to determine the amount of the impairment. The current challenges to complete construction and the resulting economic outlook for the pipeline were considered in determining the magnitude of the other-than-temporary impairment. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $1.9 billion was written down to its estimated fair value of approximately $400 million as of December 31, 2020, resulting in an impairment charge of $1.5 billion (or $1.2 billion after-tax), which is recorded in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income for the year ended December 31, 2020.
The fair value estimate was based on a probability-weighted earnings before interest, taxes, depreciation and amortization (EBITDA) multiple valuation technique using a market participant view of the potential different outcomes for the investment. As part of the valuation, NextEra Energy Resources used observable inputs where available, including the EBITDA multiples of recent pipeline transactions. Significant unobservable inputs (Level 3), including the probabilities assigned to the different potential outcomes, the forecasts of operating revenues and costs, and the projected capital expenditures to complete the project, were also used in the estimation of fair value.
We identified the impairment of MVP as a critical audit matter because of the significant estimates and assumptions management made related to the Level 3 inputs in the estimation of fair value. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the probabilities assigned to the potential different outcomes, the forecasts of operating revenues and costs, and the projected capital expenditures to complete the project required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Level 3 inputs included in the following, among others:
•We tested the effectiveness of controls over the accounting for the assessment of the MVP investment for impairment, including those over the development of the fair value estimate.
•We evaluated the reasonableness of the probabilities related to the legal outcomes and environmental challenges by making inquiries with legal counsel regarding the likely outcomes of future court rulings, and with operational and executive management regarding the viability of the development options considered. We compared the results of these legal and management inquiries to communications among management, to the NEE Board of Directors, and among the MVP members. We also read external information included in press releases and earnings releases of the MVP members and others who are or were pursuing the construction of interstate pipelines during 2020 and industry news reports.

•We evaluated the reasonableness of the key assumptions used to develop the potential different outcomes, the forecasts of operating revenues and costs and the projected capital expenditures to complete the project by comparing key assumptions to:
◦Information included in NEE’s and the MVP members’ press releases
◦Industry news reports
◦Key assumptions used in other valuation models used by the Company
◦Historical capital expenditures
•With the assistance of fair value specialists, we evaluated the reasonableness of the valuation methodology used to develop the fair value estimate by:
◦Comparing management’s valuation methodology to generally accepted valuation practice
◦Testing the mathematical accuracy of the fair value estimate

FPL - Impact of Rate Regulation on the Financial Statements – Refer to Note 1 to the financial statements
Critical Audit Matter Description
FPL is subject to rate regulation by the Florida Public Service Commission (the “FPSC”), which has jurisdiction with respect to the rates of electric distribution companies. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; and depreciation expense.

Rates are determined and approved in regulatory proceedings based on an analysis of FPL’s costs to provide utility service and a return on, and recovery of, FPL’s investment in the assets required to deliver utility service. Accounting guidance for FPL’s regulated operations provides that rate-regulated entities report assets and liabilities consistent with the recovery of those incurred costs in rates, if it is probable that such rates will be charged and collected. The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. Future FPSC decisions will impact the accounting for regulated operations, including decisions about the amount of allowable costs and any refunds that may be required. As a result of this cost-based regulation, FPL follows the accounting guidance that allows regulators to create assets and impose liabilities, based on the probability of future cash flows, that would not be recorded by non-rate regulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.

We identified the impact of rate regulation as a critical audit matter due to the requirement to have auditors with deep knowledge of and significant experience with accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the impact of rate regulation included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment and regulatory assets or liabilities; the depreciation and amortization of such amounts in accordance with FPSC orders; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs recognized as property, plant and equipment and regulatory assets in future rates or of a refund or future reduction in rates that should be recognized as a regulatory liability.
•We evaluated FPL’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We assessed the likelihood of (1) recovery of recorded regulatory assets and (2) obligations requiring future reductions in rates by reading relevant regulatory orders issued by the FPSC to FPL or considering precedents established by the FPSC’s treatment of similar costs under similar circumstances. We also evaluated the regulatory orders approved by the FPSC and compared them to management’s recorded regulatory asset and liability balances for completeness.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 12, 2021

We have served as NEE’s and FPL’s auditor since 1950.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
OPERATING REVENUES	$17,997	$19,204	$16,727
OPERATING EXPENSES
Fuel, purchased power and interchange	3,539	4,363	3,732
Other operations and maintenance	3,751	3,640	3,330
Storm restoration costs	183	234	3
Depreciation and amortization	4,052	4,216	3,911
Taxes other than income taxes and other - net	1,709	1,804	1,551
Total operating expenses - net	13,234	14,257	12,527
GAINS ON DISPOSAL OF BUSINESSES/ASSETS - NET	353	406	80
OPERATING INCOME	5,116	5,353	4,280
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,950)	(2,249)	(1,498)
Equity in earnings (losses) of equity method investees	(1,351)	66	358
Allowance for equity funds used during construction	93	67	96
Interest income	38	54	51
Gain on NEP deconsolidation	—	—	3,927
Gains on disposal of investments and other property - net	50	55	111
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net	163	238	(189)
Other net periodic benefit income	200	185	168
Other - net	54	67	48
Total other income (deductions) - net	(2,703)	(1,517)	3,072
INCOME BEFORE INCOME TAXES	2,413	3,836	7,352
INCOME TAXES	44	448	1,576
NET INCOME	2,369	3,388	5,776
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	550	381	862
NET INCOME ATTRIBUTABLE TO NEE	$2,919	$3,769	$6,638
Earnings per share attributable to NEE:
Basic	$1.49	$1.95	$3.51
Assuming dilution	$1.48	$1.94	$3.47

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2020	2019	2018
NET INCOME	$2,369	$3,388	$5,776
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $4 tax benefit, $8 and $8 tax expense, respectively)	12	29	26
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $4 and $8 tax expense and $5 tax benefit, respectively)	12	20	(12)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1 tax expense, $1 and less than $1 tax benefit, respectively)	(3)	(2)	1
Defined benefit pension and other benefits plans:
Net unrealized gain (loss) and unrecognized prior service benefit (cost) (net of $11 tax expense, $14 and $5 tax benefit, respectively)	37	(46)	(14)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1, $1 and $1 tax benefit, respectively)	2	(3)	(3)
Net unrealized gains (losses) on foreign currency translation	13	22	(31)
Other comprehensive income related to equity method investees (net of less than $1, $0 and $1 tax expense, respectively)	1	1	4
Total other comprehensive income (loss), net of tax	74	21	(29)
IMPACT OF NEP DECONSOLIDATION (NET OF $15 TAX EXPENSE)	—	—	58
IMPACT OF DISPOSAL OF A BUSINESS (NET OF $19 TAX BENEFIT)	10	—	—
COMPREHENSIVE INCOME	2,453	3,409	5,805
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	543	380	862
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$2,996	$3,789	$6,667

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,105	$600
Customer receivables, net of allowances of $67 and $19, respectively	2,263	2,282
Other receivables	711	525
Materials, supplies and fossil fuel inventory	1,552	1,328
Regulatory assets	377	335
Derivatives	570	762
Other	804	1,576
Total current assets	7,382	7,408
Other assets:
Property, plant and equipment - net ($18,084 and $11,893 related to VIEs, respectively)	91,803	82,010
Special use funds	7,779	6,954
Investment in equity method investees	5,728	7,453
Prepaid benefit costs	1,707	1,437
Regulatory assets	3,712	3,287
Derivatives	1,647	1,624
Goodwill	4,254	4,204
Other	3,672	3,314
Total other assets	120,302	110,283
TOTAL ASSETS	$127,684	$117,691
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$1,551	$2,516
Other short-term debt	458	400
Current portion of long-term debt ($27 and $27 related to VIEs, respectively)	4,138	2,124
Accounts payable ($1,433 and $468 related to VIEs, respectively)	4,615	3,631
Customer deposits	474	499
Accrued interest and taxes	519	558
Derivatives	311	344
Accrued construction-related expenditures	991	1,152
Regulatory liabilities	245	320
Other	2,256	2,309
Total current liabilities	15,558	13,853
Other liabilities and deferred credits:
Long-term debt ($493 and $498 related to VIEs, respectively)	41,944	37,543
Asset retirement obligations	3,057	3,457
Deferred income taxes	8,020	8,361
Regulatory liabilities	10,735	9,936
Derivatives	1,199	863
Other	2,242	1,831
Total other liabilities and deferred credits	67,197	61,991
TOTAL LIABILITIES	82,755	75,844
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	—	487
EQUITY
Common stock ($0.01 par value, authorized shares - 3,200; outstanding shares - 1,960 and 1,956, respectively)	20	20
Additional paid-in capital	11,222	11,955
Retained earnings	25,363	25,199
Accumulated other comprehensive loss	(92)	(169)
Total common shareholders' equity	36,513	37,005
Noncontrolling interests ($8,413 and $4,350 related to VIEs, respectively)	8,416	4,355
TOTAL EQUITY	44,929	41,360
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$127,684	$117,691

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,369	$3,388	$5,776
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,052	4,216	3,911
Nuclear fuel and other amortization	263	262	236
Unrealized losses (gains) on marked to market derivative contracts – net	533	(108)	54
Foreign currency transaction losses	45	17	16
Deferred income taxes	(78)	258	1,463
Cost recovery clauses and franchise fees	(121)	155	(225)
Equity in losses (earnings) of equity method investees	1,351	(66)	(358)
Distributions of earnings from equity method investees	456	438	328
Gains on disposal of businesses, assets and investments – net	(403)	(461)	(191)
Gain on NEP deconsolidation	—	—	(3,927)
Recoverable storm-related costs	(69)	(180)	—
Other - net	189	(141)	115
Changes in operating assets and liabilities:
Current assets	(364)	123	(631)
Noncurrent assets	(234)	(93)	(220)
Current liabilities	(6)	116	163
Noncurrent liabilities	—	231	83
Net cash provided by operating activities	7,983	8,155	6,593
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(6,477)	(5,560)	(5,012)
Acquisition and capital expenditures of Gulf Power	(1,012)	(5,165)	—
Independent power and other investments of NEER	(6,851)	(6,385)	(7,045)
Nuclear fuel purchases	(245)	(315)	(267)
Other capital expenditures, acquisitions and other investments	(25)	(37)	(680)
Sale of independent power and other investments of NEER	1,012	1,316	1,693
Proceeds from sale or maturity of securities in special use funds and other investments	3,916	4,008	3,410
Purchases of securities in special use funds and other investments	(4,100)	(4,160)	(3,733)
Distributions from equity method investees	—	—	637
Other - net	83	121	47
Net cash used in investing activities	(13,699)	(16,177)	(10,950)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	12,404	13,905	4,391
Retirements of long-term debt	(6,103)	(5,492)	(3,102)
Proceeds from differential membership investors	3,522	1,604	1,841
Net change in commercial paper	(965)	(234)	1,062
Proceeds from other short-term debt	2,158	200	5,665
Repayments of other short-term debt	(2,100)	(4,765)	(455)
Payments to related parties under a cash sweep and credit support agreement – net	(2)	(54)	(21)
Issuances of common stock/equity units - net	(92)	1,494	718
Proceeds from sale of noncontrolling interests	501	99	—
Dividends on common stock	(2,743)	(2,408)	(2,101)
Other - net	(406)	(476)	(364)
Net cash provided by financing activities	6,174	3,873	7,634
Effects of currency translation on cash, cash equivalents and restricted cash	(20)	4	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	438	(4,145)	3,270
Cash, cash equivalents and restricted cash at beginning of year	1,108	5,253	1,983
Cash, cash equivalents and restricted cash at end of year	$1,546	$1,108	$5,253
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,432	$1,799	$1,209
Cash paid for income taxes - net	$235	$184	$200
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$4,445	$3,573	$2,138
Increase in property, plant and equipment related to an acquisition	$68	$—	$—
Decrease in joint venture investments related to an acquisition	$145	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity		Redeemable Non-controlling Interests
	Shares	Aggregate Par Value
Balances, December 31, 2017	1,883	$19	$9,086	$111	$19,020	$28,236	$1,295	$29,531		$—
Net income (loss)	—	—	—	—	6,638	6,638	(862)		—	—
Issuances of common stock - net	24	—	700	—	—	700	—			—
Share-based payment activity	4	—	121	—	—	121	—			—
Dividends on common stock(a)	—	—	—	—	(2,101)	(2,101)	—			—
Other comprehensive loss	—	—	—	(29)	—	(29)	—			—
Impact of NEP deconsolidation(b)	—	—	—	58	—	58	(2,700)			—
Sales of differential membership interests to NEP	—	—	—	—	—	—	(941)			—
Adoption of accounting standards update	—	—	590	(328)	280	542	5,303			—
Other differential membership interest activity	—	—	(21)	—	—	(21)	1,243			477
Other	1	—	—	—	—	—	(69)			(9)
Balances, December 31, 2018	1,912	19	10,476	(188)	23,837	34,144	3,269	$37,413		468
Net income (loss)	—	—	—	—	3,769	3,769	(371)			(9)
Issuances of common stock/equity units - net	40	—	1,470	—	—	1,470	—			—
Share-based payment activity	4	—	164	—	—	164	—			—
Dividends on common stock(a)	—	—	—	—	(2,408)	(2,408)	—			—
Other comprehensive income	—	—	—	20	—	20	1			—
Premium on equity units	—	—	(120)	—	—	(120)	—			—
Other differential membership interests activity	—	—	(20)	—	—	(20)	1,270			29
Other	—	1	(15)	(1)	1	(14)	186			(1)
Balances, December 31, 2019	1,956	20	11,955	(169)	25,199	37,005	4,355	$41,360		487
Net income (loss)	—	—	—	—	2,919	2,919	(546)			(4)
Issuances of common stock/equity units - net	—	—	(92)	—	—	(92)	—			—
Share-based payment activity	4	—	153	—	—	153	—			—
Dividends on common stock(a)	—	—	—	—	(2,743)	(2,743)	—			—
Other comprehensive income	—	—	—	67	—	67	7			—
Impact of disposal of a business	—	—	—	10	—	10	—			—
Adoption of accounting standards update(c)	—	—	—	—	(11)	(11)	—			—
Premium on equity units	—	—	(587)	—	—	(587)	—			—
Other differential membership interests activity	—	—	(36)	—	—	(36)	3,809			(483)
Sale of noncontrolling interests	—	—	(169)	—	—	(169)	689			—
Other	—	—	(2)	—	(1)	(3)	102			—
Balances, December 31, 2020	1,960	$20	$11,222	$(92)	$25,363	$36,513	$8,416	$44,929		$—
__________________________
(a)Dividends per share were $1.40, $1.25 and $1.11 for the years ended December 31, 2020, 2019 and 2018, respectively.
(b)See Note 1 - Basis of Presentation.
(c)See Note 1 - Measurement of Credit Losses on Financial Instruments.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2020	2019	2018
OPERATING REVENUES	$11,662	$12,192	$11,862
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	2,616	3,256	3,250
Other operations and maintenance	1,464	1,519	1,514
Storm restoration costs	183	234	3
Depreciation and amortization	2,246	2,524	2,633
Taxes other than income taxes and other - net	1,353	1,357	1,308
Total operating expenses - net	7,862	8,890	8,708
OPERATING INCOME	3,800	3,302	3,154
OTHER INCOME (DEDUCTIONS)
Interest expense	(600)	(594)	(541)
Allowance for equity funds used during construction	61	62	90
Other - net	(1)	5	7
Total other deductions - net	(540)	(527)	(444)
INCOME BEFORE INCOME TAXES	3,260	2,775	2,710
INCOME TAXES	610	441	539
NET INCOME(a)	$2,650	$2,334	$2,171
______________________
(a)FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$20	$77
Customer receivables, net of allowances of $29 and $3, respectively	991	1,024
Other receivables	362	333
Materials, supplies and fossil fuel inventory	777	722
Regulatory assets	235	227
Other	129	136
Total current assets	2,514	2,519
Other assets:
Electric utility plant and other property - net	48,933	45,074
Special use funds	5,347	4,771
Prepaid benefit costs	1,554	1,477
Regulatory assets	2,396	2,549
Goodwill	301	300
Other	565	498
Total other assets	59,096	54,669
TOTAL ASSETS	$61,610	$57,188
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$1,526	$1,482
Current portion of long-term debt	54	30
Accounts payable	730	768
Customer deposits	430	459
Accrued interest and taxes	279	266
Accrued construction-related expenditures	385	426
Regulatory liabilities	206	284
Other	614	510
Total current liabilities	4,224	4,225
Other liabilities and deferred credits:
Long-term debt	15,622	14,131
Asset retirement obligations	1,783	2,268
Deferred income taxes	5,790	5,415
Regulatory liabilities	10,052	9,296
Other	399	455
Total other liabilities and deferred credits	33,646	31,565
TOTAL LIABILITIES	37,870	35,790
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	12,753	10,851
Retained earnings	9,614	9,174
TOTAL EQUITY	23,740	21,398
TOTAL LIABILITIES AND EQUITY	$61,610	$57,188

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,650	$2,334	$2,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,246	2,524	2,633
Nuclear fuel and other amortization	164	175	144
Deferred income taxes	513	44	180
Cost recovery clauses and franchise fees	(112)	177	(225)
Other - net	54	6	(45)
Changes in operating assets and liabilities:
Current assets	(99)	(48)	97
Noncurrent assets	(94)	(67)	(64)
Current liabilities	90	32	(509)
Noncurrent liabilities	(31)	4	40
Net cash provided by operating activities	5,381	5,181	4,422
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,477)	(5,560)	(5,012)
Nuclear fuel purchases	(203)	(195)	(123)
Proceeds from sale or maturity of securities in special use funds	2,484	2,729	2,232
Purchases of securities in special use funds	(2,565)	(2,854)	(2,402)
Other - net	64	10	239
Net cash used in investing activities	(6,697)	(5,870)	(5,066)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	2,952	2,493	1,742
Retirements of long-term debt	(1,427)	(95)	(1,591)
Net change in commercial paper	44	226	(431)
Repayments of other short-term debt	—	—	(250)
Capital contributions from NEE	1,900	250	1,785
Dividends to NEE	(2,210)	(2,200)	(500)
Other - net	(42)	(44)	(31)
Net cash provided by financing activities	1,217	630	724
Net increase (decrease) in cash, cash equivalents and restricted cash	(99)	(59)	80
Cash, cash equivalents and restricted cash at beginning of year	195	254	174
Cash, cash equivalents and restricted cash at end of year	$96	$195	$254
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$580	$561	$520
Cash paid for income taxes - net	$126	$544	$415
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$592	$680	$549
NEE's noncash contribution of a consolidated subsidiary - net	$—	$—	$526
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2017	$1,373	$8,291	$7,376	$17,040
Net income	—	—	2,171
Capital contributions from NEE	—	1,785	—
Dividends to NEE	—	—	(500)
NEE's contribution of a consolidated subsidiary	—	526	—
Other	—	(1)	(7)
Balances, December 31, 2018	1,373	10,601	9,040	$21,014
Net income	—	—	2,334
Capital contributions from NEE	—	250	—
Dividends to NEE	—	—	(2,200)
Balances, December 31, 2019	1,373	10,851	9,174	$21,398
Net income	—	—	2,650
Capital contributions from NEE	—	1,900	—
Dividends to NEE	—	—	(2,210)
Other	—	2	—
Balances, December 31, 2020	$1,373	$12,753	$9,614	$23,740

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The operations of NextEra Energy, Inc. (NEE) are conducted primarily through Florida Power & Light Company (FPL), a wholly owned subsidiary, and NextEra Energy Resources, LLC (NextEra Energy Resources) and NextEra Energy Transmission, LLC (NEET) (collectively, NEER), wholly owned indirect subsidiaries that are combined for segment reporting purposes. On January 1, 2021, FPL and Gulf Power Company (Gulf Power) merged, with FPL as the surviving entity. However, FPL will continue to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power until the FPSC approves consolidation of the FPL and Gulf Power rates and tariffs (see Rate Regulation - FPL 2021 Base Rate Proceeding below). FPL and Gulf Power will continue to be separate operating segments of NEE as well as FPL, through 2021. FPL's principal business is a rate-regulated electric utility which supplies electric service to more than 5.6 million customer accounts throughout most of the east and lower west coasts of Florida and eight counties throughout northwest Florida. NEER invests in independent power projects through both controlled and consolidated entities and noncontrolling ownership interests in joint ventures. NEER participates in natural gas, natural gas liquids and oil production primarily through operating and non-operating ownership interests and in pipeline infrastructure through either wholly owned subsidiaries or noncontrolling or joint venture interests. NEER also invests in rate-regulated transmission facilities and transmission lines that connect its electric generation facilities to the electric grid through controlled and consolidated entities.

The consolidated financial statements of NEE and FPL include the accounts of their respective controlled subsidiaries. They also include NEE's and FPL's share of the undivided interest in certain assets, liabilities, revenues and expenses. Amounts representing NEE's interest in entities it does not control, but over which it exercises significant influence, are included in investment in equity method investees; the earnings/losses of these entities is included in equity in earnings (losses) of equity method investees. Intercompany balances and transactions have been eliminated in consolidation. Prior years' share and share-based data have been retrospectively adjusted to reflect the four-for-one stock split of NEE common stock effective October 26, 2020 (2020 stock split). See Note 14 - Earnings Per Share. Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation. The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

NEP was formed in 2014 to acquire, manage and own contracted clean energy projects with stable long-term cash flows through a limited partner interest in NextEra Energy Operating Partners, LP (NEP OpCo). NEP owns or has an ownership interest in a portfolio of wind and solar projects and long-term contracted natural gas pipelines. NEP was deconsolidated from NEE for financial reporting purposes in January 2018 as a result of changes made to NEP's governance structure. Subsequent to deconsolidation, NEE owns a noncontrolling interest in NEP and began reflecting its ownership interest in NEP as an equity method investment with its earnings/losses from NEP as equity in earnings (losses) of equity method investees and accounting for NextEra Energy Resources' asset sales to NEP as third-party sales in its consolidated financial statements. NEER continues to operate the projects owned by NEP and provide services to NEP under various related party operations and maintenance, administrative and management services agreements.

In connection with the deconsolidation, NEE recorded an initial investment in NEP of approximately $4.4 billion based on the fair value of NEP OpCo and NEP common units that were held by subsidiaries of NEE on the deconsolidation date, which investment is included in the investment in equity method investees on NEE's consolidated balance sheets. See Note 8. The fair value was based on the market price of NEP common units as of January 1, 2018, which resulted in NEE recording a gain of approximately $3.9 billion ($3.0 billion after tax) for the year ended December 31, 2018.

Operating Revenues - FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers as further discussed in Note 2, as well as, at NEER, derivative and lease transactions. FPL's operating revenues include amounts resulting from base rates, cost recovery clauses (see Rate Regulation below), franchise fees, gross receipts taxes and surcharges related to storms (see Storm Funds, Storm Reserves and Storm Cost Recovery below). Franchise fees and gross receipts taxes are imposed on FPL; however, the Florida Public Service Commission (FPSC) allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise fee for those customers located in the jurisdiction that imposes the amount. Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $725 million, $763 million and $738 million in 2020, 2019 and 2018, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets. Certain NEER commodity contracts for the purchase and sale of power that meet the definition of a derivative are recorded at fair value with subsequent changes in fair value recognized as revenue. See Energy Trading below and Note 3.

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

NEE's and FPL's regulatory assets and liabilities are as follows:

	NEE		FPL
	December 31,		December 31,
	2020	2019	2020	2019
	(millions)
Regulatory assets:
Current:
Early retirement of generation facilities	$36	$31	$32	$27
Acquisition of purchased power agreements	161	165	161	165
Other	180	139	42	35
Total	$377	$335	$235	$227
Noncurrent:
Early retirement of generation facilities	$1,438	$1,004	$932	$956
Acquisition of purchased power agreements	473	634	473	634
Other	1,801	1,649	991	959
Total	$3,712	$3,287	$2,396	$2,549
Regulatory liabilities:
Current:
Deferred clause revenues	$215	$309	$197	$284
Other	30	11	9	—
Total	$245	$320	$206	$284
Noncurrent:
Asset retirement obligation regulatory expense difference	$3,583	$2,826	$3,583	$2,828
Accrued asset removal costs	1,206	1,346	1,015	1,157
Deferred taxes	4,698	4,862	4,237	4,397
Other	1,248	902	1,217	914
Total	$10,735	$9,936	$10,052	$9,296

Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through various clauses, include substantially all fuel, purchased power and interchange expense, certain costs associated with the acquisition and retirement of several electric generation facilities, certain construction-related costs for certain of FPL's solar generation facilities, and conservation and certain environmental-related costs. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net underrecovery or overrecovery. Any underrecovered costs or overrecovered revenues are collected from or returned to customers in subsequent periods.

At December 31, 2020 and 2019, FPL had regulatory assets, net of amortization, of approximately $634 million and $799 million, respectively, (included in current and noncurrent regulatory assets on NEE's and FPL’s consolidated balance sheets) related to acquisitions during 2015, 2017 and 2018 associated with three coal-fired electric generation facilities located in Florida with which FPL had long-term purchased power agreements. The majority of these regulatory assets are being amortized over approximately nine years. All three facilities have been retired.

In 2018, FPL early retired three of its generation facilities. As a result of the retirements, FPL reclassified the net book value of these units (approximately $883 million) from plant in service and other property to current and noncurrent regulatory assets.  Recovery of $736 million of these regulatory assets has been deferred until FPL’s base rates are next reset in a general base rate proceeding. The remainder of these regulatory assets are being amortized over 15 years. At December 31, 2020 and 2019, the regulatory assets, net of amortization, totaled approximately $859 million and $851 million, respectively, and are included in current and noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2020, as a result of significant damage from the impacts of Hurricane Sally (see Storm Funds, Storm Reserves and Storm Cost Recovery below), Gulf Power accelerated the planned mid-2021 retirement of all coal-fired generation capability at Plant Crist. In November 2020, Gulf Power filed a petition with the FPSC to establish a regulatory asset for the underrecovered investment in Plant Crist and to defer the recovery of the regulatory asset until base rates are reset in the next general base rate proceeding. An FPSC decision is expected in March 2021. At December 31, 2020, the remaining net book value of the coal generating assets totaling approximately $462 million is reclassified to a noncurrent regulatory asset on NEE’s consolidated balance sheet.

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

FPL Base Rates Effective January 2017 - In December 2016, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). Key elements of the 2016 rate agreement, which became effective in January 2017, include, among other things, the following:

•New retail base rates and charges were established resulting in the following increases in annualized retail base revenues:
◦$400 million beginning January 1, 2017;
◦$211 million beginning January 1, 2018; and
◦$200 million beginning April 1, 2019 for a new approximately 1,720 megawatts (MW) natural gas-fired combined-cycle unit in Okeechobee County, Florida that achieved commercial operation on March 31, 2019.
•In addition, FPL received base rate increases in 2018 through 2020 associated with the addition of approximately 1,200 MW of new solar generating capacity that became operational during that timeframe.
•FPL's allowed regulatory return on common equity (ROE) is 10.55%, with a range of 9.60% to 11.60%. If FPL's earned regulatory ROE falls below 9.60%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.60%, any party with standing, other than FPL, may seek a review of FPL's retail base rates.
•Subject to certain conditions, FPL may amortize, over the term of the 2016 rate agreement, up to $1.0 billion of depreciation reserve surplus plus the reserve amount that remained under FPL's previous rate agreement (approximately $250 million), provided that in any year of the 2016 rate agreement FPL must amortize at least enough reserve to maintain a 9.60% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.60%.
•Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kilowatt-hour (kWh) of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover amounts above $400 million. See Storm Funds, Storm Reserves and Storm Cost Recovery below.

FPL 2021 Base Rate Proceeding - On January 11, 2021, FPL filed a formal notification with the FPSC indicating its intent to initiate a base rate proceeding by submitting a four-year rate plan that would begin in January 2022 replacing the 2016 rate agreement. As Gulf Power legally merged with FPL on January 1, 2021, the notification indicates that the plan will include the total revenue requirements of the combined utility system, reflecting the legal and operational consolidation of Gulf Power into FPL. The notification also states that, based on preliminary estimates, FPL expects to request a general base annual revenue requirement increase of approximately $1.1 billion effective January 2022 and a subsequent annual increase of approximately $615 million effective January 2023. The plan is also expected to request authority for a Solar Base Rate Adjustment (SoBRA) mechanism to recover, subject to FPSC review, the revenue requirements of up to 900 MW of solar projects in 2024 and up to 900 MW in 2025. If the full amount of new solar capacity allowed under the proposed SoBRA mechanism were constructed, FPL’s preliminary estimate is that it would result in base rate adjustments of approximately $140 million in 2024 and $140 million in 2025. The proposed SoBRA mechanism adjustments would be offset, in part, by a reduction in FPL’s fuel costs. Under the filing, FPL does not expect to request further adjustments to general base annual revenue requirements to be effective before January 2026. In addition, FPL expects to propose an allowed regulatory ROE midpoint of 11.50%, which includes a 50 basis point incentive for superior performance. FPL expects to file its formal request to initiate a base rate proceeding in March 2021.

Electric Plant, Depreciation and Amortization - The cost of additions to units of property of FPL and NEER is added to electric plant in service and other property. In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. The American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property). Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

property. At December 31, 2020 and 2019, convertible ITCs, net of amortization, were approximately $791 million ($122 million at FPL) and $824 million ($128 million at FPL). At December 31, 2020 and 2019, approximately $10 million and $10 million, respectively, of such convertible ITCs are included primarily in other receivables on NEE's consolidated balance sheets.

Depreciation of FPL's electric property is provided on a straight-line basis, primarily over its average remaining useful life. FPL includes in depreciation expense a provision for fossil and solar plant dismantlement, interim asset removal costs, accretion related to asset retirement obligations (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below), storm recovery amortization and amortization of pre-construction costs associated with planned nuclear units recovered through a cost recovery clause. For substantially all of FPL's property, depreciation studies are typically performed and filed with the FPSC every four years. As part of FPL's 2016 rate agreement, the FPSC approved new depreciation rates which became effective January 1, 2017 and which will remain in effect until FPL's base rates are next reset in a general base rate proceeding. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) accrued asset removal costs which is reflected in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. FPL used available reserve amortization to offset all of the storm restoration costs that were expensed for Hurricane Dorian, Hurricane Isaias and Tropical Storm Eta. See Storm Funds, Storm Reserves and Storm Cost Recovery below. FPL files a twelve-month forecast with the FPSC each year which contains a regulatory ROE intended to be earned based on the best information FPL has at that time assuming normal weather. This forecast establishes a fixed targeted regulatory ROE. In order to earn the targeted regulatory ROE in each reporting period under the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization or its reversal to earn the targeted regulatory ROE.

NEER's electric plant in service and other property less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives. NEER reviews the estimated useful lives of its fixed assets on an ongoing basis. NEER's oil and gas production assets are accounted for under the successful efforts method. Depletion expenses for the acquisition of reserve rights and development costs are recognized using the unit of production method.

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

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of the related asset or sale of development rights. At December 31, 2020 and 2019, NEER's capitalized development costs totaled approximately $571 million and $651 million, respectively, which are included in noncurrent other assets on NEE's consolidated balance sheets. These costs include land rights and other third-party costs directly associated with the development of a new project. Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost. Capitalized development costs are charged to O&M expenses when it is probable that these costs will not be realized.

NEER's construction work in progress includes construction materials, progress payments on major equipment contracts, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of various projects. Interest expense allocated from NextEra Energy Capital Holdings, Inc. (NEECH) to NEER is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Upon commencement of project operation, costs associated with construction work in progress are transferred to electric plant in service and other property. In 2019, NEER determined it was no longer moving forward with the construction of a 220 MW wind facility due to unresolved permitting issues. NEE recorded charges of approximately $72 million ($54 million after tax), which are included in taxes other than income taxes and other - net in NEE’s consolidated statements of income for the year ended December 31, 2019, primarily related to the write-off of capitalized construction costs.

Asset Retirement Obligations - NEE and FPL each account for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. NEE's AROs relate primarily to decommissioning obligations of FPL's and NEER's nuclear units and to obligations for the dismantlement of certain of NEER's wind and solar facilities. See Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below and Note 11.

For NEE's rate-regulated operations, including FPL, the asset retirement cost is subsequently allocated to a regulatory liability or regulatory asset using a systematic and rational method over the asset's estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the ARO and a decrease in the regulatory liability or regulatory asset. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the ARO and asset retirement cost, or regulatory liability when asset retirement cost is depleted.

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

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear, fossil and solar plants over the expected service life of each unit based on nuclear decommissioning and fossil and solar dismantlement studies periodically filed with the FPSC. In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. As approved by the FPSC, FPL previously suspended its annual decommissioning accrual. Any differences between expense recognized for financial reporting purposes and the amount recovered through rates are reported as a regulatory liability in accordance with regulatory accounting. See Rate Regulation, Electric Plant, Depreciation and Amortization, and Asset Retirement Obligations above and Note 11.

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval. FPL filed updated nuclear decommissioning studies with the FPSC in December 2020. These studies reflect, among other things, the expiration dates of the operating licenses for FPL's nuclear units at the time of the studies. The 2020 studies provide for the dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2052 and 2053, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the dismantlement of St. Lucie Unit No. 2 in 2043. These studies also assume that FPL will be storing spent fuel on site pending removal to a United States (U.S.) government facility. FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, is estimated to be approximately $7.0 billion, or $2.5 billion expressed in 2020 dollars.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily carried at fair value. See Note 4. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses and estimated credit losses on debt securities, are not recognized in income and are reflected as a corresponding offset in the related regulatory asset or liability accounts. FPL does not currently make contributions to the decommissioning funds, other than the reinvestment of fund earnings. During 2020, 2019 and 2018 fund earnings on decommissioning funds were approximately $132 million, $125 million and $94 million, respectively. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

Fossil and solar plant dismantlement studies are typically performed at least every four years and are submitted to the FPSC for approval. As part of the 2016 rate agreement, the FPSC approved an annual expense of $26 million based on FPL's 2016 fossil and solar dismantlement studies, which became effective January 1, 2017, and is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income, and which will remain in effect until FPL's base rates are next reset in a general base rate proceeding. At December 31, 2020, FPL's portion of the ultimate cost to dismantle its fossil and solar units is approximately $1.2 billion, or $541 million expressed in 2020 dollars.

NEER's AROs primarily include nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) and dismantlement liabilities for its wind and solar facilities. The liabilities are being accreted using the interest method through the date decommissioning or dismantlement activities are expected to be complete. See Note 11. At December 31, 2020 and 2019, NEER's ARO was approximately $1,232 million and $1,097 million, respectively, and was primarily determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning or dismantlement. NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.5 billion, or $2.1 billion expressed in 2020 dollars. The ultimate cost to dismantle NEER's wind and solar facilities is estimated to be approximately $2.4 billion.

Seabrook files a comprehensive nuclear decommissioning study with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) every four years; the most recent study was filed in 2019. Seabrook's decommissioning funding plan is also subject to annual review by the NDFC. Currently, there are no ongoing decommissioning funding requirements for Seabrook, Duane Arnold and Point Beach, however, the U.S. Nuclear Regulatory Commission (NRC), and in the case of Seabrook, the NDFC, has the authority to require additional funding in the future. NEER's portion of Seabrook's, Duane Arnold's and Point Beach's restricted funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily carried at fair value. See Note 4. Market adjustments for debt securities result in a corresponding adjustment to other comprehensive income (OCI), except for estimated credit losses and unrealized losses on debt securities intended or required to be sold prior to recovery of the amortized cost basis, which are recognized in other - net in NEE's consolidated statements of income. Market adjustments for equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's consolidated statements of income. Fund earnings, consisting of dividends, interest and realized gains and losses are recognized in income and are reinvested in the funds. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

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

NEER uses the deferral method to account for certain planned major maintenance costs. NEER's major maintenance costs for its nuclear generation units and combustion turbines are capitalized (included in noncurrent other assets on NEE's consolidated balance sheets) and amortized to O&M expenses using the straight-line method over the period from the end of the last outage to the beginning of the next planned outage.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At December 31, 2020 and 2019, NEE had approximately $441 million ($76 million for FPL) and $508 million ($118 million for FPL), respectively, of restricted cash, of which approximately $374 million ($58 million for FPL) and $411 million ($54 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and margin cash collateral requirements. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $183 million is netted against derivative assets and $136 million is netted against derivative liabilities at December 31, 2020 and $139 million is netted against derivative assets and $66 million is netted against derivative liabilities at December 31, 2019. See Note 3.

Measurement of Credit Losses on Financial Instruments - Effective January 1, 2020, NEE and FPL adopted an accounting standards update that provides for a new methodology, the current expected credit loss (CECL) model, to account for credit losses for certain financial assets measured at amortized cost. On January 1, 2020, NEE recorded a reduction to retained earnings of approximately $11 million representing the cumulative effect of adopting the new standards update, which primarily related to the impact of applying the CECL model to NEER's receivables. The impact of adopting the new standards update was not material to FPL. See also Note 4 - Special Use Funds.

Allowance for Doubtful Accounts - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is estimated using a percentage, derived from historical revenue and write-off trends, of the previous four months of revenue, and includes estimates of credit and other losses based on both current events and forecasts. NEER regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of accounts receivable based on the historical bad debt write-off trends for its retail electricity provider operations, as well as includes estimates for credit and other losses based on both current events and forecasts. When necessary, NEER uses the specific identification method for all other receivables.

Inventory - FPL values materials, supplies and fossil fuel inventory using a weighted-average cost method. NEER's materials, supplies and fossil fuel inventories, which include emissions allowances and renewable energy credits, are carried at the lower of weighted-average cost and net realizable value, unless evidence indicates that the weighted-average cost will be recovered with a normal profit upon sale in the ordinary course of business.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Energy Trading - NEE provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in power and fuel marketing and trading activities to optimize the value of electricity and fuel contracts, generation facilities and gas infrastructure assets, as well as to take advantage of projected favorable commodity price movements. Trading contracts that meet the definition of a derivative are accounted for at fair value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented. See Note 3.

Storm Funds, Storm Reserves and Storm Cost Recovery - The storm and property insurance reserve funds (storm funds) provide coverage toward FPL's storm damage costs. Marketable securities held in the storm funds are carried at fair value. See Note 4. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses, are not recognized in income and are reflected as a corresponding adjustment to the storm and property insurance reserves (storm reserves). The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes. The storm funds are included in special use funds and the storm reserves in noncurrent regulatory liabilities, or in the case of a deficit, in regulatory assets on NEE's and FPL's consolidated balance sheets.

FPL’s service area was impacted by Hurricane Dorian in 2019 and by Hurricane Isaias and Tropical Storm Eta in 2020, which resulted in incremental storm restoration costs of approximately $239 million and a total of approximately $200 million, respectively. FPL determined that it would not seek recovery of such costs through a storm surcharge from customers and instead recorded such costs as storm restoration costs in NEE's and FPL’s consolidated statements of income. FPL used available reserve amortization to offset all such storm restoration costs that were expensed for Hurricane Dorian, Hurricane Isaias and Tropical Storm Eta.

In September 2020, Hurricane Sally made landfall near the Florida panhandle causing damage to much of Gulf Power’s service area and approximately 285,000 customers experienced electrical outages. Gulf Power experienced damage to its transmission and distribution systems, as well as certain power generation equipment (see Rate Regulation above). Storm restoration costs eligible for recovery totaled approximately $206 million. As provided under the terms of Gulf Power’s current base rate settlement agreement, in November 2020, Gulf Power filed a petition with the FPSC for interim recovery of the recoverable storm restoration costs through a surcharge. An FPSC decision is expected in March 2021. The accrued storm restoration costs eligible for recovery have been deferred and are recorded as a regulatory asset, primarily noncurrent, on NEE’s consolidated balance sheet as of December 31, 2020.

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

Impairment of Equity Method Investments - NEE evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair value of the investment is less than the carrying value and the investment may be other-than-temporarily impaired. An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Investments that are other-than-temporarily impaired are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value. Impairment losses are recorded in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income. See Note 4 - Nonrecurring Fair Value Measurements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets - NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2020	2019
	(years)	(millions)
Goodwill (by reporting unit):
FPL segment:
Florida City Gas		$292	$291
Other		9	9
NEER segment:
Rate-regulated transmission (see Note 6 - Trans Bay Cable, LLC)		614	610
Gas infrastructure		487	487
Customer supply and trading		93	93
Generation assets		60	28
Corporate and Other:
Gulf Power (see Note 6 - Gulf Power Company)		2,688	2,686
Other		11	—
Total goodwill		$4,254	$4,204
Other intangible assets not subject to amortization, primarily land easements		$135	$135
Other intangible assets subject to amortization:
Purchased power agreements	14	$453	$401
Other, primarily transportation contracts and customer lists	17	166	72
Total		619	473
Accumulated amortization		(61)	(56)
Total other intangible assets subject to amortization - net		$558	$417

NEE's, including FPL's, goodwill relates to various acquisitions which were accounted for using the purchase method of accounting. Other intangible assets are primarily included in noncurrent other assets on NEE's consolidated balance sheets. NEE's other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives. Amortization expense was approximately $27 million, $18 million and $19 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is expected to be approximately $32 million, $17 million, $16 million, $18 million and $17 million for 2021, 2022, 2023, 2024 and 2025, respectively.

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

Stock-Based Compensation - NEE accounts for stock-based payment transactions based on grant-date fair value. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures of stock-based awards are recognized as they occur. See Note 14 - Stock-Based Compensation.

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

Income Taxes - Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities, and are presented as noncurrent on NEE's and FPL's consolidated balance sheets. In connection with the tax sharing agreement between NEE and certain of its subsidiaries, the income tax provision at each applicable subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the applicable subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at the corporate level. Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in deferred income taxes computed under accounting rules, as compared to regulatory accounting rules. The net regulatory liability totaled $3,949 million ($3,567 million for FPL) and $4,141 million ($3,745 million for FPL) at December 31, 2020 and 2019, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets. NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service. FPL recognizes ITCs as a reduction to income tax expense over the depreciable life of the related energy property. At December 31, 2020 and 2019, FPL’s accumulated deferred ITCs were approximately $729 million and $412 million, respectively, and are included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. NEE and FPL record a deferred income tax benefit created by the convertible ITCs on the difference between the financial statement and tax bases of renewable property. For NEER, this deferred income tax benefit is recorded in income tax expense in the year that the renewable property is placed in service. For FPL, this deferred income tax benefit is offset by a regulatory liability, which is amortized as a reduction of depreciation expense over the approximate lives of the related renewable property in accordance with the regulatory treatment. At December 31, 2020 and 2019, the net deferred income tax benefits associated with FPL's convertible ITCs were approximately $38 million and $40 million, respectively, and are included in noncurrent regulatory assets and noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets.

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that such assets will not be realized. NEE recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL. At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment. All tax positions taken by NEE in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold. NEE and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida, and certain foreign jurisdictions. Federal tax liabilities, with the exception of certain refund claims, are effectively settled for all years prior to 2017. State and foreign tax liabilities, which have varied statutes of limitations regarding additional assessments, are generally effectively settled for years prior to 2016. At December 31, 2020, NEE had unrecognized tax benefits of approximately $129 million that, if recognized, could impact the annual effective income tax rate. The amounts of unrecognized tax benefits and related interest accruals may change within the next 12 months; however, NEE and FPL do not expect these changes to have a significant impact on NEE’s or FPL’s financial statements. See Note 5.

Sales of Differential Membership Interests - Certain subsidiaries of NextEra Energy Resources sold Class B membership interests in entities that have ownership interests in wind and solar facilities, with generating capacity totaling approximately 10,913 MW and 1,377 MW, respectively, at December 31, 2020, to third-party investors. NEE retains a controlling interest in the entities and therefore presents the Class B member interests as noncontrolling interests. Noncontrolling interests represents the portion of net assets in consolidated entities that are not owned by NEE and are reported as a component of equity in NEE’s consolidated balance sheet. The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to NEE. NEE has the right to call the third-party interests at specified amounts if and when the flip date occurs. NEE has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each wind and solar project but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interest reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

third-party investor, in hypothetical liquidation, would achieve its targeted return, NEE attributes the additional hypothetical proceeds to the Class B membership interests based on the call price. A loss attributable to noncontrolling interest on NEE’s consolidated statements of income represents earnings attributable to NEE. Additionally, net (income) loss attributable to noncontrolling interests in NEE's consolidated statement of income for the year ended December 31, 2018 includes a benefit to NEE of approximately $497 million ($373 million after tax) related to a reduction of differential membership interests as a result of a change in the federal corporate income tax rate effective January 1, 2018.

Redeemable Noncontrolling Interests - Certain subsidiaries of NextEra Energy Resources sold Class B membership interests in entities that have ownership interests in wind facilities to third-party investors. As specified in the respective limited liability company agreements, if, subject to certain contingencies, certain events occur, including, among others, those that would delay construction or cancel any of the underlying projects, an investor has the option to require NEER to return all or part of its investment. As these potential redemptions were outside of NEER’s control, these balances were classified as redeemable noncontrolling interests on NEE's consolidated balance sheet as of December 31, 2019. During 2020, certain contingencies were resolved resulting in $423 million of the December 31, 2019 balance being reclassified to noncontrolling interests.

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

Leases - NEE and FPL determine if an arrangement is a lease at inception. NEE and FPL recognize a right-of-use (ROU) asset and a lease liability for operating and finance leases by recognizing and measuring leases at the commencement date based on the present value of lease payments over the lease term. For sales-type leases, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on fixed payments under the contract and the residual value of the asset being leased. NEE and FPL have elected not to apply the recognition requirements to short-term leases and not to separate nonlease components from associated lease components for all classes of underlying assets except for purchased power agreements. ROU assets are included primarily in noncurrent other assets, lease liabilities are included in current and noncurrent other liabilities and net investments in sales-type leases are included in current and noncurrent other assets on NEE’s and FPL's consolidated balance sheets. Operating lease expense is included in fuel, purchased power and interchange or O&M expenses, interest and amortization expenses associated with finance leases is included in interest expense and depreciation and amortization expense, respectively, and interest income associated with sales-type leases is included in operating revenues in NEE’s and FPL’s consolidated statements of income. See Note 10.

Disposal of Businesses/Assets - In February 2020, a subsidiary of NextEra Energy Resources completed the sale of its ownership interest in two solar generation facilities located in Spain with a total generating capacity of 99.8 MW, which resulted in net cash proceeds of approximately €111 million (approximately $121 million). In connection with the sale, a gain of approximately $270 million (pretax and after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2020 and is included in gains on disposal of businesses/assets - net. The carrying amounts of the major classes of assets related to the facilities that were classified as held for sale, which are included in current other assets on NEE's consolidated balance sheets, were approximately $440 million at December 31, 2019 and primarily represent property, plant and equipment. Liabilities associated with assets held for sale, which are included in current other liabilities on NEE's consolidated balance sheets, were approximately $647 million at December 31, 2019 and primarily represent long-term debt and interest rate derivatives.

In 2019, subsidiaries of NextEra Energy Resources completed the sale of ownership interests in three wind generation facilities and three solar generation facilities, including noncontrolling interests in two of the solar facilities, located in the Midwest and West regions of the U.S. with a total net ownership interest in plant capacity (net generating capacity) of 611 MW to a NEP subsidiary for cash proceeds of approximately $1.0 billion, plus working capital of $12 million. A NEER affiliate will continue to operate the facilities included in the sale. In connection with the sale, a gain of approximately $341 million ($259 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2019, which is included in gains on disposal of businesses/assets - net, and noncontrolling interests of approximately $118 million were recorded on NEE's consolidated balance sheet.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sale of Noncontrolling Ownership Interests - In December 2020, a subsidiary of NextEra Energy Resources sold a 90% noncontrolling ownership interest, comprised of a 50% ownership interest to a third party and a 40% ownership interest to a NEP subsidiary, in a portfolio of three wind generation facilities and four solar generation facilities in geographically diverse locations throughout the U.S. representing a total net generating capacity of 900 MW. In addition, in December 2020, a subsidiary of NextEra Energy Resources also sold its 100% ownership interest in a 100 MW solar generation facility and a 30 MW battery storage facility (solar-plus-storage facility) under construction in Arizona with an expected in service date in early 2021 to a NEP subsidiary. Total cash proceeds for these two separate transactions totaled approximately $656 million, subject to working capital and other adjustments. NEER will continue to consolidate the projects for accounting purposes, see Note 9 - NEER. A NEER affiliate will continue to operate the facilities included in the sale. In connection with the 90% sale, noncontrolling interests of approximately $689 million and a reduction to additional paid-in capital of approximately $188 million ($165 million after tax) were recorded on NEE's consolidated balance sheet at December 31, 2020. In connection with the solar-plus-storage facility transaction, approximately $155 million of cash received was recorded as a contract liability, which is included in current other liabilities on NEE's consolidated balance sheet. If the solar-plus-storage facility achieves commercial operation by June 2021, the contract liability will be reversed and the sale recognized for accounting purposes. Otherwise, NextEra Energy Resources is required to repurchase the facility for approximately $155 million.

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

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. In 2020, 2019 and 2018, NEE’s revenue from contracts with customers was approximately $17.0 billion ($11.6 billion at FPL), $17.5 billion ($12.1 billion at FPL) and $15.4 billion ($11.8 billion at FPL), respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL - FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s 2020 operating revenues, the majority of which are to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At December 31, 2020 and 2019, FPL's unbilled revenues amounted to approximately $392 million and $389 million, respectively, and are included in customer receivables on NEE’s and FPL’s consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of December 31, 2020, FPL expects to record approximately $415 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

NEER - NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2021 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales associated with independent system operator annual auctions through 2024 and certain power purchase agreements with maturity dates through 2034. As of December 31, 2020, NEER expects to record approximately $825 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

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

With respect to commodities related to NEE's competitive energy business, NEER employs risk management procedures to conduct its activities related to optimizing the value of its power generation and gas infrastructure assets, providing full energy and capacity requirements services primarily to distribution utilities, and engaging in power and fuel marketing and trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets. These risk management activities involve the use of derivative instruments executed within prescribed limits to manage the risk associated with fluctuating commodity prices. Transactions in derivative instruments are executed on recognized exchanges or via the over-the-counter (OTC) markets, depending on the most favorable credit terms and market execution factors. For NEER's power generation and gas infrastructure assets, derivative instruments are used to hedge all or a portion of the expected output of these assets. These hedges are designed to reduce the effect of adverse changes in the wholesale forward commodity markets associated with NEER's power generation and gas infrastructure assets. With regard to full energy and capacity requirements services, NEER is required to vary the quantity of energy and related services based on the load demands of the customers served. For this type of transaction, derivative instruments are used to hedge the anticipated electricity quantities required to serve these customers and reduce the effect of unfavorable changes in the forward energy markets. Additionally, NEER takes positions in energy markets based on differences between actual forward market levels and management's view of fundamental market conditions, including supply/demand imbalances, changes in traditional flows of energy, changes in short- and long-term weather patterns and anticipated regulatory and legislative outcomes. NEER uses derivative instruments to realize value from these market dislocations, subject to strict risk management limits around market, operational and credit exposure.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's consolidated statements of income. In addition, for the years ended December 31, 2020, 2019 and 2018, NEE reclassified from AOCI approximately $26 million ($6 million after tax), of which $23 million was reclassified to gains on disposal of businesses/assets - net (see Note 1 - Disposal of Businesses/Assets) with the balance to interest expense, and $11 million ($8 million after tax) and $3 million ($2 million after tax) to interest expense, respectively, because it became probable that related future transactions being hedged would not occur. At December 31, 2020, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $7 million of net losses included in AOCI at December 31, 2020 are expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement of Derivative Instruments - The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. NEE and FPL use several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis. NEE's and FPL's assessment of the significance of any particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels. Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value.

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

The tables below present NEE's and FPL's gross derivative positions at December 31, 2020 and December 31, 2019, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$919	$1,881	$1,679	$(2,325)	$2,154
Interest rate contracts	$—	$81	$—	$(41)	40
Foreign currency contracts	$—	$57	$—	$(34)	23
Total derivative assets					$2,217

FPL - commodity contracts	$—	$1	$2	$—	$3

Liabilities:
NEE:
Commodity contracts	$1,004	$1,468	$305	$(2,277)	$500
Interest rate contracts	$—	$1,042	$—	$(41)	1,001
Foreign currency contracts	$—	$43	$—	$(34)	9
Total derivative liabilities					$1,510

FPL - commodity contracts	$—	$—	$3	$—	$3

Net fair value by NEE balance sheet line item:
Current derivative assets					$570
Noncurrent derivative assets(b)					1,647
Total derivative assets					$2,217
Current derivative liabilities(c)					$311
Noncurrent derivative liabilities					1,199
Total derivative liabilities					$1,510

Net fair value by FPL balance sheet line item:
Current other assets					$3
Current other liabilities					$2
Noncurrent other liabilities					1
Total derivative liabilities					$3
______________________
(a)Includes the effect of the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral payments and receipts. NEE and FPL also have contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.
(b)Reflects the netting of approximately $184 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $136 million in margin cash collateral paid to counterparties.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2019
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$1,229	$2,082	$1,739	$(2,700)	$2,350
Interest rate contracts	$—	$24	$2	$(17)	9
Foreign currency contracts	$—	$26	$—	$1	27
Total derivative assets					$2,386

FPL - commodity contracts	$—	$3	$1	$(1)	$3

Liabilities:
NEE:
Commodity contracts	$1,365	$1,446	$390	$(2,625)	$576
Interest rate contracts	$—	$598	$144	$(17)	725
Foreign currency contracts	$—	$38	$—	$1	39
Total derivative liabilities					$1,340

FPL - commodity contracts	$—	$5	$9	$(1)	$13

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$762
Noncurrent derivative assets(c)					1,624
Total derivative assets					$2,386
Current derivative liabilities(d)					$344
Current other liabilities(e)					133
Noncurrent derivative liabilities					863
Total derivative liabilities					$1,340

Net fair value by FPL balance sheet line item:
Current other assets					$3
Current other liabilities					$12
Noncurrent other liabilities					1
Total derivative liabilities					$13
______________________
(a)Includes the effect of the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral payments and receipts. NEE and FPL also have contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.
(b)Reflects the netting of approximately $2 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $139 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $66 million in margin cash collateral paid to counterparties.
(e)See Note 1 - Disposal of Businesses/Assets.

At December 31, 2020 and 2019, NEE had approximately $6 million and $10 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's consolidated balance sheets. Additionally, at December 31, 2020 and 2019, NEE had approximately $315 million and $360 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at December 31, 2020 are as follows:

Transaction Type	Fair Value at December 31, 2020		Valuation Technique(s)	Significant Unobservable Inputs	Range			Weighted-average(a)
	Assets	Liabilities
	(millions)
Forward contracts - power	$792	$(1)	Discounted cash flow	Forward price (per MWh)	$—	—	$137	$29
Forward contracts - gas	305	25	Discounted cash flow	Forward price (per MMBtu)	$1	—	$8	$3
Forward contracts - congestion	27	7	Discounted cash flow	Forward price (various)	$(6)	—	$30	$—
Options - power	35	10	Option models	Implied correlations	40%	—	84%	55%
				Implied volatilities	5%	—	357%	84%
Options - primarily gas	128	131	Option models	Implied correlations	40%	—	96%	55%
				Implied volatilities	16%	—	310%	36%
Full requirements and unit contingent contracts	363	121	Discounted cash flow	Forward price (per MWh)	$5	—	$330	$46
				Customer migration rate(b)	—%	—	122%	2%
Forward contracts - other	29	12
Total	$1,679	$305
______________________
(a)Unobservable inputs were weighted by volume.
(b)Applies only to full requirements contracts.

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
————————————
(a)Assumes the contract is in a gain position.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2020		2019		2018
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$1,207	$(8)	$647	$(36)	$566	$—
Realized and unrealized gains (losses):
Included in earnings(a)	547	—	923	—	35	(1)
Included in other comprehensive income (loss)(b)	1	—	5	—	7	—
Included in regulatory assets and liabilities	2	2	1	1	(18)	(18)
Purchases	191	—	141	—	152	(16)
Sales(c)	114	—	—	—	—	—
Settlements	(562)	6	(356)	25	28	(2)
Issuances	(123)	—	(87)	—	(115)	—
Impact of adoption of revenue standard	—	—	—	—	(30)	—
Transfers in(d)	18	(1)	(5)	—	—	—
Transfers out(d)	(21)	—	(62)	2	22	1
Fair value of net derivatives based on significant unobservable inputs at December 31	$1,374	$(1)	$1,207	$(8)	$647	$(36)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(e)	$317	$—	$611	$—	$100	$(1)
______________________
(a)For the years ended December 31, 2020, 2019 and 2018, realized and unrealized gains of approximately $569 million, $956 million and $48 million are included in the consolidated statements of income in operating revenues and the balance is included in interest expense.
(b)Included in net unrealized gains (losses) on foreign currency translation in the consolidated statements of comprehensive income.
(c)See Note 1 - Disposal of Businesses/Assets.
(d)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.
(e)For the years ended December 31, 2020, 2019 and 2018, unrealized gains of approximately $317 million, $638 million and $112 million are included in the consolidated statements of income in operating revenues and the balance is included in interest expense.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's consolidated statements of income as follows:

	Years Ended December 31,
	2020	2019	2018
	(millions)
Commodity contracts:(a)
Operating revenues	$352	$762	$377
Fuel, purchased power and interchange	—	—	(2)
Foreign currency contracts - interest expense	8	(7)	19
Interest rate contracts - interest expense	(421)	(699)	(280)
Losses reclassified from AOCI:
Interest rate contracts(b)	(35)	(32)	(30)
Foreign currency contracts - interest expense	(3)	(4)	(4)
Total	$(99)	$20	$80
______________________
(a)For the years ended December 31, 2020, 2019 and 2018, FPL recorded gains (losses) of approximately $6 million, $9 million and $(31) million, respectively, related to commodity contracts as regulatory liabilities (assets) on its consolidated balance sheets.
(b)For the year ended December 31, 2020, approximately $23 million was reclassified to gains on disposal of businesses/assets - net (see Note 1 - Disposal of Businesses/Assets); remaining balances were reclassified to interest expense on NEE's consolidated statements of income.

Notional Volumes of Derivative Instruments - The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NEE's and FPL's consolidated financial statements. The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements. These volumes are only an indication of the commodity exposure that is managed through the use of derivatives. They do not represent net physical asset positions or non-derivative positions and the related hedges, nor do they represent NEE's and FPL's net economic exposure, but only the net notional derivative positions that fully or partially hedge the related asset positions. NEE and FPL had derivative commodity contracts for the following net notional volumes:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020				December 31, 2019
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(90)	MWh(a)	—		(81)	MWh(a)	1	MWh(a)
Natural gas	(607)	MMBtu(b)	87	MMBtu(b)	(1,723)	MMBtu(b)	161	MMBtu(b)
Oil	(6)	barrels	—		(13)	barrels	—
______________________
(a)Megawatt-hours
(b)One million British thermal units

At December 31, 2020 and 2019, NEE had interest rate contracts with a net notional amount of approximately $10.5 billion and $8.9 billion, respectively, and foreign currency contracts with a net notional amount of approximately $1.0 billion and $1.0 billion, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At December 31, 2020 and 2019, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.9 billion ($3 million for FPL) and $1.7 billion ($12 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $80 million (none at FPL) and $215 million (none at FPL) at December 31, 2020 and 2019, respectively. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.2 billion ($75 million at FPL) and $1.2 billion ($35 million at FPL) at December 31, 2020 and 2019, respectively. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $880 million ($75 million at FPL) and $590 million ($75 million at FPL) at December 31, 2020 and 2019, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At December 31, 2020 and 2019, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $2 million (none at FPL), respectively, in cash and $66 million (none at FPL) and $88 million (none at FPL), respectively, in the form of letters of credit each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

Additionally, some contracts contain certain adequate assurance provisions whereby a counterparty may demand additional collateral based on subjective events and/or conditions. Due to the subjective nature of these provisions, NEE and FPL are unable to determine an exact value for these items and they are not included in any of the quantitative disclosures above.

4. Non-Derivative Fair Value Measurements

Non-derivative fair value measurements consist of NEE’s and FPL’s cash equivalents and restricted cash equivalents, special use funds and other investments. The fair value of these financial assets is determined by using the valuation techniques and inputs as described in Note 3 – Fair Value Measurements of Derivative Instruments as well as below.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Non-Derivative Fair Value Measurements - NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2020
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE - equity securities	$742	$—		$—	$742
FPL - equity securities	$78	$—		$—	$78
Special use funds:(b)
NEE:
Equity securities	$2,237	$2,489	(c)	$—	$4,726
U.S. Government and municipal bonds	$590	$127		$—	$717
Corporate debt securities	$1	$870		$—	$871
Mortgage-backed securities	$—	$422		$—	$422
Other debt securities	$—	$124		$—	$124
FPL:
Equity securities	$752	$2,260	(c)	$—	$3,012
U.S. Government and municipal bonds	$449	$87		$—	$536
Corporate debt securities	$—	$627		$—	$627
Mortgage-backed securities	$—	$335		$—	$335
Other debt securities	$—	$119		$—	$119
Other investments:(d)
NEE:
Equity securities	$62	$—		$—	$62
Debt securities	$91	$127		$—	$218
______________________
(a)Includes restricted cash equivalents of approximately $111 million ($56 million for FPL) in current other assets and $42 million ($17 million for FPL) in noncurrent other assets on the consolidated balance sheets.
(b)Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.
(c)Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.
(d)Included in noncurrent other assets on NEE's consolidated balance sheet.

	December 31, 2019
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE - equity securities	$363	$—		$—	$363
FPL - equity securities	$156	$—		$—	$156
Special use funds:(b)
NEE:
Equity securities	$1,875	$2,088	(c)	$—	$3,963
U.S. Government and municipal bonds	$567	$150		$—	$717
Corporate debt securities	$—	$748		$—	$748
Mortgage-backed securities	$—	$517		$—	$517
Other debt securities	$—	$117		$—	$117
FPL:
Equity securities	$596	$1,895	(c)	$—	$2,491
U.S. Government and municipal bonds	$429	$106		$—	$535
Corporate debt securities	$—	$533		$—	$533
Mortgage-backed securities	$—	$395		$—	$395
Other debt securities	$—	$111		$—	$111
Other investments:(d)
NEE:
Equity securities	$34	$12		$—	$46
Debt securities	$82	$69		$—	$151
______________________
(a)Includes restricted cash equivalents of approximately $60 million ($54 million for FPL) in current other assets and $64 million ($64 million for FPL) in noncurrent other assets on the consolidated balance sheets.
(b)Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.
(c)Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.
(d)Included in noncurrent other assets on NEE's consolidated balance sheet.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2020			December 31, 2019
	Carrying Amount	Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$919	$920		$892		$891
Other investments(b)	$29	$29		$30		$30
Long-term debt, including current portion	$46,082	$51,525	(c)	$39,667	(d)	$42,928	(c)(d)
FPL:
Special use funds(a)	$718	$719		$706		$705
Long-term debt, including current portion	$15,676	$19,470	(c)	$14,161		$16,448	(c)
______________________
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Included in noncurrent other assets on NEE's consolidated balance sheets.
(c)At December 31, 2020 and 2019, substantially all is Level 2 for NEE and all is Level 2 for FPL.
(d)Excludes debt totaling approximately $463 million classified as held for sale, which is included in current other liabilities on NEE's consolidated balance sheet at December 31, 2019, for which the carrying amount approximates fair value. See Note 1 - Disposal of Businesses/Assets.

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $7,703 million and $6,880 million at December 31, 2020 and 2019, respectively, ($5,271 million and $4,697 million, respectively, for FPL) and FPL's storm fund assets of $76 million and $74 million at December 31, 2020 and 2019, respectively. The investments held in the special use funds consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $2,009 million and $2,030 million at December 31, 2020 and 2019, respectively ($1,521 million and $1,523 million, respectively, for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2020 of approximately eight years at NEE and nine years at FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at December 31, 2020 of approximately one year. The cost of securities sold is determined using the specific identification method.

Effective January 1, 2020, NEE and FPL adopted an accounting standards update that provides a modified version of the other-than-temporary impairment model for debt securities. The new available for sale debt security impairment model no longer allows consideration of the length of time during which the fair value has been less than its amortized cost basis when determining whether a credit loss exists. Credit losses are required to be presented as an allowance rather than as a write-down on securities not intended to be sold or required to be sold. NEE and FPL adopted this model prospectively. See Note 1 - Measurement of Credit Losses on Financial Instruments.

For FPL's special use funds, changes in fair value of debt and equity securities, including any estimated credit losses of debt securities, result in a corresponding adjustment to the related regulatory asset or liability accounts, consistent with regulatory treatment. For NEE's non-rate regulated operations, changes in fair value of debt securities result in a corresponding adjustment to OCI, except for estimated credit losses and unrealized losses on debt securities intended or required to be sold prior to recovery of the amortized cost basis, which are recognized in other - net in NEE's consolidated statements of income. Changes in fair value of equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE’s consolidated statements of income.

Unrealized gains (losses) recognized on equity securities held at December 31, 2020 and 2019 are as follows:

	NEE		FPL
	Years Ended December 31,		Years Ended December 31,
	2020	2019	2020	2019
		(millions)
Unrealized gains (losses)	$627	$780	$444	$510

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
	(millions)
Realized gains	$110	$68	$51	$83	$44	$31
Realized losses	$70	$48	$75	$56	$29	$49
Proceeds from sale or maturity of securities	$2,541	$3,005	$2,551	$2,162	$2,539	$2,100

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	December 31,		December 31,
	2020	2019	2020	2019
		(millions)
Unrealized gains	$134	$75	$104	$58
Unrealized losses(a)	$9	$7	$9	$7
Fair value	$201	$314	$150	$240
______________________
(a)Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at December 31, 2020 and 2019 were not material to NEE or FPL.

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

Nonrecurring Fair Value Measurements - NEE tests its equity method investments for impairment whenever events or changes in circumstances indicate that the investment may be impaired. During the preparation of NEE's December 31, 2020 financial statements, it was determined that NextEra Energy Resources' investment in Mountain Valley Pipeline accounted for under the equity method of accounting was other-than-temporarily impaired. The impairment is the result of continued legal and regulatory challenges that have resulted in substantial delays in achieving commercial operation and increased costs to complete construction. More specifically at the end of 2020 and into early 2021, developments in the current legal, regulatory and political environment have caused NextEra Energy Resources to consider the investment impaired and the impairment to be other than temporary. The challenges include legal challenges to the various permits needed to complete construction and the regulatory approvals received, regulatory challenges related to alternative construction plans and the extended construction period, and the current political and environmental challenges with the construction of an interstate pipeline. Accordingly, NextEra Energy Resources performed a fair value analysis based on the market approach to determine the amount of the impairment. The current challenges to complete construction and the resulting economic outlook for the pipeline were considered in determining the magnitude of the other-than-temporary impairment. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $1.9 billion was written down to its estimated fair value of approximately $400 million as of December 31, 2020, resulting in an impairment charge of $1.5 billion (or $1.2 billion after tax), which is recorded in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income for the year ended December 31, 2020.

The fair value estimate was based on a probability-weighted earnings before interest, taxes, depreciation and amortization (EBITDA) multiple valuation technique using a market participant view of the potential different outcomes for the investment. As part of the valuation, NextEra Energy Resources used observable inputs where available, including the EBITDA multiples of recent pipeline transactions. Significant unobservable inputs (Level 3), including the probabilities assigned to the different potential outcomes, the forecasts of operating revenues and costs, and the projected capital expenditures to complete the project, were also used in the estimation of fair value. An increase in the revenue forecasts, a decrease in the projected operating or capital expenditures or an increase in the probability assigned to the full pipeline being completed would result in an

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

increased fair market value. Changes in the opposite direction of those unobservable inputs would result in a decreased fair market value.

5. Income Taxes

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
	(millions)
Federal:
Current	$105	$167	$30	$53	$348	$251
Deferred	(148)	115	1,153	388	(29)	134
Total federal	(43)	282	1,183	441	319	385
State:
Current	18	23	63	44	49	91
Deferred	69	143	330	125	73	63
Total state	87	166	393	169	122	154
Total income taxes	$44	$448	$1,576	$610	$441	$539

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit(a)	2.8	3.4	4.2	4.1	3.5	4.5
Taxes attributable to noncontrolling interests	4.8	2.1	2.5	—	—	—
PTCs and ITCs - NEER	(11.8)	(7.2)	(3.0)	—	—	—
Amortization of deferred regulatory credit(b)	(7.2)	(6.2)	(1.8)	(5.0)	(8.1)	(5.0)
Foreign operations(c)	(2.4)	—	(0.8)	—	—	—
Other - net	(5.4)	(1.4)	(0.7)	(1.4)	(0.5)	(0.6)
Effective income tax rate	1.8%	11.7%	21.4%	18.7%	15.9%	19.9%
_________________________
(a)2019 reflects a valuation allowance of approximately $48 million related to deferred state tax credits.
(b)2019 reflects an adjustment of approximately $83 million recorded by FPL to reduce income tax expense for the cumulative amortization of excess deferred income taxes from January 1, 2018 as a result of the FPSC's order in connection with its review of impacts associated with tax reform. One of the provisions of the order requires FPL to amortize approximately $870 million of its excess deferred income taxes over a period not to exceed ten years.
(c)The 2020 gain on sale of the Spain solar projects was not taxable for federal and state income tax purposes (see Note 1 - Disposal of Businesses/Assets).

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2020	2019	2020	2019
	(millions)
Deferred tax liabilities:
Property-related	$10,065	$10,133	$6,791	$6,394
Pension	437	417	394	374
Investments in partnerships and joint ventures	2,238	2,019	3	—
Other	1,730	1,618	672	685
Total deferred tax liabilities	14,470	14,187	7,860	7,453
Deferred tax assets and valuation allowance:
Decommissioning reserves	290	317	290	286
Net operating loss carryforwards	299	380	2	2
Tax credit carryforwards	3,859	3,406	—	—
ARO and accrued asset removal costs	347	368	226	273
Regulatory liabilities	1,380	1,335	1,259	1,219
Other	755	515	293	258
Valuation allowance(a)	(289)	(285)	—	—
Net deferred tax assets	6,641	6,036	2,070	2,038
Net deferred income taxes	$7,829	$8,151	$5,790	$5,415
______________________
(a)Reflects valuation allowances related to deferred state tax credits and state operating loss carryforwards, and, in 2019, also reflects valuation allowances related to the solar projects in Spain that completely offset the related deferred taxes.

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2020	2019	2020	2019
		(millions)
Noncurrent other assets	$191	$210	$—	$—
Deferred income taxes - noncurrent liabilities	(8,020)	(8,361)	(5,790)	(5,415)
Net deferred income taxes	$(7,829)	$(8,151)	$(5,790)	$(5,415)

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2020 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$2		2033-2037
State	280		2021-2040
Foreign	17		2021-2040
Net operating loss carryforwards	$299
Tax credit carryforwards:
Federal	$3,508		2029-2040
State	348	(a)	2021-2045
Foreign	3		2034-2040
Tax credit carryforwards	$3,859
______________________
(a)Includes $191 million of ITC carryforwards with an indefinite expiration period.

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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on January 1, 2019 based on their fair value. The approval by the FPSC of Gulf Power's rates, which is intended to allow Gulf Power to collect from retail customers total revenues equal to Gulf Power's costs of providing service, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of Gulf Power's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $5.2 billion, primarily relating to property, plant and equipment of $4.0 billion and regulatory assets of $494 million, and assumed liabilities of approximately $3.4 billion, including $1.3 billion of long-term debt, $635 million of regulatory liabilities and $562 million of deferred income taxes. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $2.7 billion of goodwill which has been recognized on NEE's consolidated balance sheet. Goodwill associated with the Gulf Power acquisition is reflected within Corporate and Other and, for impairment testing, is included in the Gulf Power reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses and the indefinite life of Gulf Power's service area franchise.

Merger of FPL and Gulf Power - On January 1, 2021, FPL and Gulf Power merged, with FPL as the surviving entity. However, FPL will continue to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power until the FPSC approves consolidation of the FPL and Gulf Power rates and tariffs (see Note 1 - Rate Regulation - FPL 2021 Base Rate Proceeding). FPL and Gulf Power will continue to be separate operating segments of NEE as well as FPL, through 2021. See Note 16. As a result of the merger, FPL acquired assets of approximately $6.7 billion, primarily relating to property, plant and equipment, net of approximately $4.9 billion and regulatory assets of $1.2 billion, and assumed liabilities of approximately $3.9 billion, including $1.8 billion of debt, primarily long-term debt (see Note 13), $729 million of deferred income taxes and $566 million of regulatory liabilities. Additionally, goodwill of approximately $2.7 billion and purchase accounting adjustments associated with the 2019 Gulf Power acquisition by NEE were transferred to FPL from Corporate and Other. Also in connection with the merger, FPL assumed Gulf Power's obligations under its revolving credit facilities. The assets acquired and liabilities assumed by FPL were at carrying amounts as the merger was between entities under common control.

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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. The approval by the FERC of Trans Bay’s rates, which is intended to allow Trans Bay to collect total revenues equal to Trans Bay's costs for the development, financing, construction, operation and maintenance of Trans Bay, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of Trans Bay's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $703 million, primarily relating to property, plant and equipment, and assumed liabilities of approximately $643 million, primarily relating to long-term debt. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $610 million of goodwill which has been recognized on NEE's consolidated balance sheet at December 31, 2020, of which approximately $572 million is expected to be deductible for tax purposes. Goodwill associated with the Trans Bay acquisition is reflected within NEER and, for impairment testing, is included in the rate-regulated transmission reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses.

GridLiance - On September 29, 2020, a wholly owned subsidiary of NEET entered into agreements to acquire GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance) for approximately $660 million, including the assumption of approximately $160 million of debt, excluding post-closing adjustments. The agreements are subject to earn-out provisions for additional payments upon completion of certain development projects. GridLiance owns and operates three FERC-regulated transmission utilities with approximately 700 miles of high-voltage transmission lines across six states, five in the Midwest and Nevada. The acquisition is expected to close in the first half of 2021, and is subject to, among other things, approval of the FERC and utility

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commissions of certain states in which GridLiance operates. NEECH guarantees the payment obligations under the acquisition agreements.

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

7. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	NEE		FPL
	2020	2019	2020	2019
	(millions)
Electric plant in service and other property	$105,860	$96,093	$57,749	$54,523
Nuclear fuel	1,604	1,755	1,143	1,153
Construction work in progress	10,639	9,330	4,338	3,351
Property, plant and equipment, gross	118,103	107,178	63,230	59,027
Accumulated depreciation and amortization	(26,300)	(25,168)	(14,297)	(13,953)
Property, plant and equipment - net	$91,803	$82,010	$48,933	$45,074

FPL - At December 31, 2020, FPL's gross investment in electric plant in service and other property for the electric generation, transmission, distribution and general facilities of FPL represented approximately 47%, 12%, 35% and 6%, respectively; the respective amounts at December 31, 2019 were 46%, 12%, 35% and 7%. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The weighted annual composite depreciation and amortization rate for FPL's electric plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed in the following sentence, was approximately 3.7%, 3.9% and 3.8% for 2020, 2019 and 2018, respectively. In accordance with the 2016 rate agreement (see Note 1 - Rate Regulation - FPL Base Rates Effective January 2017), FPL recorded the reversal of reserve amortization of approximately $1 million, $357 million and $541 million in 2020, 2019 and 2018, respectively. During 2020, 2019 and 2018, FPL capitalized AFUDC at a rate of 6.22%, 6.22% and 5.97%, respectively, which amounted to approximately $79 million, $80 million and $114 million, respectively.

NEER - At December 31, 2020, wind, solar and nuclear plants represented approximately 55%, 13% and 8%, respectively, of NEER's depreciable electric plant in service and other property; the respective amounts at December 31, 2019 were 54%, 12% and 10%. The estimated useful lives of NEER's plants range primarily from 30 to 35 years for wind plants, 25 to 30 years for solar plants and 23 to 47 years for nuclear plants. NEER's oil and gas production assets represented approximately 14% and 15% of NEER's depreciable electric plant in service and other property at December 31, 2020 and 2019, respectively. A number of NEER's generation, regulated transmission and pipeline facilities are encumbered by liens securing various financings. The net book value of NEER's assets serving as collateral was approximately $11.0 billion at December 31, 2020. Interest capitalized on construction projects amounted to approximately $168 million, $135 million and $94 million during 2020, 2019 and 2018, respectively.

Jointly-Owned Electric Plants - Certain NEE subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities. The subsidiaries are responsible for their share of the operating costs, as well as providing their own financing. Accordingly, each subsidiary's proportionate share of the facilities and related revenues and expenses is included in the appropriate balance sheet and statement of income captions. NEE's and FPL's respective shares of direct expenses for these facilities are included in fuel, purchased power and interchange expense, O&M expenses, depreciation and amortization expense and taxes other than income taxes and other - net in NEE's and FPL's consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2020
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$2,260	$999	$47
Scherer Unit No. 4(b)	76%	$1,300	$502	$2
Gulf Power:
Daniel Units Nos. 1 and 2	50%	$718	$241	$39
Scherer Unit No. 3	25%	$445	$168	$2
NEER:(c)
Seabrook	88.23%	$1,290	$412	$53
Wyman Station Unit No. 4	91.19%	$30	$9	$1
Stanton	65%	$138	$13	$—
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$114	$9	$11
______________________
(a)Excludes nuclear fuel.
(b)Together with its joint interest owner, and subject to certain approvals from the FPSC, FPL intends to retire this unit in early 2022.
(c)NEER also owns an approximately 70% interest in Duane Arnold, a nuclear facility that ceased operations in August 2020.

8. Investments in Partnerships and Joint Ventures

Certain subsidiaries of NEE have noncontrolling interests in various partnerships and joint ventures, essentially all of which own or are in the process of developing natural gas pipelines or own electric generation facilities. At December 31, 2020 and 2019, NEE's investments in partnerships and joint ventures totaled approximately $5,728 million and $7,453 million, respectively, which are included in investment in equity method investees on NEE's consolidated balance sheets. NEE's interest in these partnerships and joint ventures primarily range from approximately 31% to 57%. At December 31, 2020 and 2019, the principal entities included in NEE's investments in partnerships and joint ventures were NEP OpCo, Sabal Trail Transmission, LLC (Sabal Trail), Mountain Valley Pipeline, LLC, and Silver State South Solar, LLC.

Summarized combined information for these principal entities is as follows:

	2020	2019
	(millions)
Net income	$516	$128
Total assets	$22,717	$20,659
Total liabilities	$6,612	$6,956
Partners'/members' equity(a)	$16,105	$13,703

NEE's share of underlying equity in the principal entities	$3,927	$3,723
Difference between investment carrying amount and underlying equity in net assets(b)	1,312	3,153
NEE's investment carrying amount for the principal entities	$5,239	$6,876
______________________
(a)Reflects NEE's interest, as well as third-party interests, in NEP OpCo.
(b)Approximately $2.8 billion in 2020 and $3.0 billion in 2019 is associated with NEP OpCo; of which approximately 70% relates to goodwill and is not being amortized; the remaining balance is being amortized primarily over a period of 20 to 28 years. The 2020 difference is net of an approximately $1.5 billion impairment charge related to NextEra Energy Resources' investment in Mountain Valley Pipeline.

NextEra Energy Resources provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At December 31, 2020 and 2019, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $10 million and $12 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $120 million, $101 million and $94 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in operating revenues in NEE's consolidated statements of income. Amounts due from NEP of approximately $68 million and $53 million are included in other receivables and $32 million and $33 million are included in noncurrent other assets at December 31, 2020 and 2019, respectively. Under the CSCS agreement, NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $640 million at December 31, 2020 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2021 to 2059 and included certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s consolidated balance sheets at fair value. At December 31, 2020, approximately $31 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's consolidated balance sheet.

9. Variable Interest Entities (VIEs)

NEER - At December 31, 2020, NEE consolidates 40 VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

NextEra Energy Resources consolidates two VIEs which own and operate natural gas electric generation facilities with the capability of producing 1,450 MW. These entities sell their electric output to third parties under power sales contracts with expiration dates in 2021 and 2031. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The assets and liabilities of these VIEs were approximately $188 million and $22 million, respectively, at December 31, 2020 and $216 million and $25 million, respectively, at December 31, 2019. At December 31, 2020 and 2019, the assets of these consolidated VIEs consisted primarily of property, plant and equipment.

Three indirect subsidiaries of NextEra Energy Resources have an approximately 50% ownership interest in five entities which own and operate solar photovoltaic (PV) facilities with the capability of producing a total of approximately 409 MW. Each of the three subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These five entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2042. The five entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $751 million and $607 million, respectively, at December 31, 2020 and $776 million and $598 million, respectively, at December 31, 2019. At December 31, 2020 and 2019, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE that is constructing an approximately 280-mile electricity transmission line. A NEET subsidiary is the primary beneficiary and controls the most significant activities during the construction period, including controlling the construction budget. NEET is entitled to receive 50% of the profits and losses of the entity. The assets and liabilities of the VIE were approximately $423 million and $68 million, respectively, at December 31, 2020, and $173 million and $29 million, respectively, at December 31, 2019. At December 31, 2020 and 2019, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and accounts payable.

Beginning in the fourth quarter of 2020, NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind generation facilities and solar PV facilities (see Note 1 - Sale of Noncontrolling Ownership Interests) which have the capacity of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1.6 billion and $0.4 billion, respectively, at December 31, 2020 and consisted primarily of property, plant and equipment and accounts payable.

The other 33 NextEra Energy Resources VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 10,513 MW and 778 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $16.2 billion and $1.7 billion, respectively, at December 31, 2020. There were 26 of these consolidated VIEs at December 31, 2019, and the assets and liabilities of those VIEs at such date totaled approximately $11.3 billion and $0.8 billion, respectively. At December 31, 2020 and 2019, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable.

Other - At December 31, 2020 and 2019, several NEE subsidiaries had investments totaling approximately $3,704 million ($3,124 million at FPL) and $3,247 million ($2,717 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $3,932 million and $4,254 million at December 31, 2020 and 2019, respectively. At December 31, 2020, subsidiaries of NEE had commitments to invest additional amounts in five of the entities. Such commitments are included in the NEER amounts in the table in Note 15 - Contracts.

10. Leases

NEE has operating and finance leases primarily related to purchased power agreements, land use agreements that convey exclusive use of the land during the arrangement for certain of its renewable energy projects and substations, buildings and equipment. Operating and finance leases primarily have fixed payments with expected expiration dates ranging from 2021 to 2052, with the exception of operating leases related to three land use agreements with an expiration date of 2106, some of which include options to extend the leases up to 20 years and some have options to terminate at NEE's discretion. At December 31, 2020, NEE’s ROU assets and lease liabilities for operating leases totaled approximately $535 million and $541 million, respectively; the respective amounts at December 31, 2019 were $499 million and $498 million. At December 31, 2020, NEE’s ROU assets and lease liabilities for finance leases totaled approximately $128 million and $124 million, respectively; the respective amounts at December 31, 2019 were $62 million and $56 million. NEE’s lease liabilities at December 31, 2020 and 2019 were calculated using a weighted-average incremental borrowing rate at the lease inception of 3.81% and 3.73%, respectively, for operating leases and 3.50% and 3.15%, respectively, for finance leases, and a weighted-average remaining lease term of 33 years and 31 years, respectively, for operating leases and 25 years and 14 years, respectively, for finance leases. At December 31, 2020, expected lease payments over the remaining terms of the leases were approximately $1.2 billion with no one year being material. NEE's operating lease cost for the years ended December 31, 2020 and 2019 totaled approximately $95 million and $91 million, respectively. During the year ended December 31, 2020 and 2019, NEE's ROU assets obtained in exchange for operating lease obligations totaled approximately $121 million and $450 million, respectively, and in 2019 primarily relate to leases acquired with the Gulf Power and Trans Bay acquisitions (see Note 6). Other operating and finance lease-related amounts were not material to NEE's consolidated statements of income or cash flows for the periods presented.

NEE has sales-type leases primarily related to a natural gas and oil electric generation facility and certain battery storage facilities that sell their electric output under power sales agreements to third parties which provide the customers the ability to dispatch the facilities. At December 31, 2020 and 2019, NEE recorded a net investment in sales-type leases of approximately $47 million and $50 million, respectively, and losses at commencement of sales-type leases due to the variable nature of the lease payments of approximately $20 million for the year ended December 31, 2018, which are recorded in gains on disposal of businesses/assets - net in NEE's consolidated statements of income. At December 31, 2020, the power sales agreements have expiration dates from 2021 to 2043 and NEE expects to receive approximately $117 million of lease payments over the remaining terms of the power sales agreements with no one year being material.

11. Asset Retirement Obligations

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of NEE's and FPL's AROs is as follows:

	NEE		FPL
	(millions)
Balances, December 31, 2018	$3,135		$2,147
Liabilities incurred	100		1
Accretion expense	172		107
Liabilities settled	(65)	(a)	(1)
Revision in estimated cash flows - net	32	(b)	14	(b)
Additions from acquisitions	132	(c)	—
Balances, December 31, 2019	3,506	(d)	2,268	(d)
Liabilities incurred	138		—
Accretion expense	169		100
Liabilities settled	(53)		(6)
Revision in estimated cash flows - net	(594)	(e)	(558)	(e)
Balances, December 31, 2020	$3,166	(d)	$1,804	(d)
______________________
(a)Primarily reflects sales of ownership interests to subsidiaries of NEP. See Note 1 - Disposal of Businesses/Assets.
(b)Includes an increase of approximately $75 million for additional estimated ash pond closure costs at Scherer, partly offset by a decrease of approximately $71 million due to the approval of Turkey Point Units Nos. 3 and 4 license renewals for an additional 20 years.
(c)See Note 6 for 2019 acquisitions.
(d)Includes the current portion of AROs as of December 31, 2020 and 2019 of approximately $109 million ($21 million for FPL) and $49 million (none for FPL), respectively, which is included in other current liabilities on NEE's and FPL's consolidated balance sheets.
(e)Primarily reflects the effect of revised cost estimates for decommissioning FPL's nuclear units consistent with the updated nuclear decommissioning studies filed with the FPSC in December 2020.

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are presented below (see Note 4 - Special Use Funds). Duane Arnold is being actively decommissioned and was granted an exemption from the NRC, which allows for use of the funds for certain other site restoration activities in addition to decommissioning obligations recorded as AROs.

	NEE	FPL
	(millions)
Balances, December 31, 2020	$7,703	$5,271
Balances, December 31, 2019	$6,880	$4,697

NEE and FPL have identified but not recognized ARO liabilities related to the majority of their electric transmission and distribution assets and pipelines resulting from easements over property not owned by NEE or FPL. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property or facility for its specified purpose. The related ARO liability is not estimable for such easements as NEE and FPL intend to use these properties indefinitely. In the event NEE or FPL decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

12. Employee Retirement Benefits

Employee Pension Plan and Other Benefits Plans - NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. NEE also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees, and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements. The total accrued benefit cost of the SERP and postretirement plans is approximately $323 million ($155 million for FPL) and $313 million ($167 million for FPL) at December 31, 2020 and 2019, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension Plan Assets, Benefit Obligations and Funded Status - The changes in assets, benefit obligations and the funded status of the pension plan are as follows:

	2020	2019
	(millions)
Change in pension plan assets:
Fair value of plan assets at January 1	$4,800	$3,806
Actual return on plan assets	723	736
Benefit payments	(209)	(235)
Acquisitions(a)	—	493
Fair value of plan assets at December 31	$5,314	$4,800
Change in pension benefit obligation:
Obligation at January 1	$3,363	$2,522
Service cost	85	80
Interest cost	92	114
Acquisitions(a)	—	503
Special termination benefits(b)	16	19
Plan amendments	1	3
Actuarial losses - net(c)	259	357
Benefit payments	(209)	(235)
Obligation at December 31(d)	$3,607	$3,363
Funded status:
Prepaid pension benefit costs at NEE at December 31	$1,707	$1,437
Prepaid pension benefit costs at FPL at December 31(e)	$1,554	$1,477
_________________________
(a)Relates to substantially funded pension obligations in connection with the acquisition of Gulf Power, see Note 6 - Gulf Power Company.
(b)Reflects enhanced early retirement programs.
(c)Primarily driven by decrease in discount rates.
(d)NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, at December 31, 2020 and 2019 was approximately $3,521 million and $3,281 million, respectively.
(e)Reflects FPL's allocated benefits under NEE's pension plan.

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid pension benefit costs are as follows:

	2020	2019
	(millions)
Unrecognized prior service benefit (net of $1 and $2 tax expense, respectively)	$2	$2
Unrecognized losses (net of $24 and $37 tax benefit, respectively)	(60)	(108)
Total	$(58)	$(106)

NEE's unrecognized amounts included in regulatory assets yet to be recognized as components of net prepaid pension benefit costs are as follows:

	2020	2019
	(millions)
Unrecognized prior service benefit	$(1)	$(2)
Unrecognized losses	163	263
Total	$162	$261

The following table provides the assumptions used to determine the benefit obligation for the pension plan. These rates are used in determining net periodic pension income in the following year.

	2020	2019
Discount rate(a)	2.53%	3.22%
Salary increase	4.40%	4.40%
Weighted-average interest crediting rate	3.82%	3.83%
_________________________
(a)The method of estimating the interest cost component of net periodic benefit costs uses a full yield curve approach by applying a specific spot rate along the yield curve.

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

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2020(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$2,017	$10	$3	$2,030
Equity commingled vehicles(c)	—	668	—	668
U.S. Government and municipal bonds	169	8	—	177
Corporate debt securities(d)	—	340	—	340
Asset-backed securities	—	375	—	375
Debt security commingled vehicles(e)	—	201	—	201
Convertible securities(f)	64	453	—	517
Total investments in the fair value hierarchy	$2,250	$2,055	$3	4,308
Total investments measured at net asset value(g)				1,006
Total fair value of plan assets				$5,314
_____________________
(a)See Notes 3 and 4 for discussion of fair value measurement techniques and inputs.
(b)Includes foreign investments of $881 million.
(c)Includes foreign investments of $156 million.
(d)Includes foreign investments of $93 million.
(e)Includes foreign investments of $5 million.
(f)Includes foreign investments of $35 million.
(g)Includes foreign investments of $153 million.

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
______________________
(a)See Notes 3 and 4 for discussion of fair value measurement techniques and inputs.
(b)Includes foreign investments of $741 million.
(c)Includes foreign investments of $141 million.
(d)Includes foreign investments of $76 million.
(e)Includes foreign investments of $5 million.
(f)Includes foreign investments of $20 million.
(g)Includes foreign investments of $190 million.

Expected Cash Flows - The following table provides information about benefit payments expected to be paid by the pension plan for each of the following calendar years (in millions):

2021	$228
2022	$200
2023	$202
2024	$204
2025	$206
2026 - 2030	$1,024

Net Periodic Income - The components of net periodic income for the plans are as follows:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
		(millions)
Service cost	$85	$80	$70	$1	$1	$1
Interest cost	92	114	82	8	9	7
Expected return on plan assets	(321)	(312)	(276)	—	—	—
Amortization of actuarial loss	18	—	—	3	—	—
Amortization of prior service benefit	(1)	(1)	(1)	(16)	(15)	(15)
Special termination benefits	16	19	35	—	—	—
Net periodic income at NEE	$(111)	$(100)	$(90)	$(4)	$(5)	$(7)
Net periodic income allocated to FPL	$(77)	$(71)	$(57)	$(3)	$(4)	$(6)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income - The components of net periodic income recognized in OCI for the pension plan are as follows:

	2020	2019	2018
	(millions)
Net gains (losses) (net of $13 tax expense, $10 tax benefit and $4 tax benefit, respectively)	$42	$(36)	$(13)
Amortization of unrecognized losses (net of $1 tax expense)	5	—	—
Total	$47	$(36)	$(13)

Regulatory Assets (Liabilities) - The components of net periodic income recognized during the year in regulatory assets (liabilities) for the pension plan are as follows:

	2020	2019
	(millions)
Prior service cost	$1	$—
Unrecognized gains	(89)	(113)
Amortization of prior service cost	1	$1
Amortization of unrecognized losses	(12)	—
Total	$(99)	$(112)

The assumptions used to determine net periodic pension income for the pension plan are as follows:

	2020	2019	2018
Discount rate	3.22%	4.26%	3.59%
Salary increase	4.40%	4.40%	4.10%
Expected long-term rate of return, net of investment management fees(a)	7.35%	7.35%	7.35%
Weighted-average interest crediting rate	3.83%	3.88%	3.94%
______________________
(a)In developing the expected long-term rate of return on assets assumption for its pension plan, NEE evaluated input, including other qualitative and quantitative factors, from its actuaries and consultants, as well as information available in the marketplace. NEE considered different models, capital market return assumptions and historical returns for a portfolio with an equity/bond asset mix similar to its pension fund. NEE also considered its pension fund's historical compounded returns.

Employee Contribution Plan - NEE offers an employee retirement savings plan which allows eligible participants to contribute a percentage of qualified compensation through payroll deductions. NEE makes matching contributions to participants' accounts. Defined contribution expense pursuant to this plan was approximately $64 million, $58 million and $54 million for NEE ($37 million, $36 million and $34 million for FPL) for the years ended December 31, 2020, 2019 and 2018, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt

Long-term debt consists of the following:

	December 31,
	2020			2019
	Maturity Date	Balance	Weighted- Average Interest Rate	Balance		Weighted- Average Interest Rate
		(millions)		(millions)
FPL:(a)
First mortgage bonds - fixed	2023-2049	$13,090	4.32%	$12,005		4.46%
Pollution control, solid waste disposal and industrial development revenue bonds - primarily variable(b)	2021-2049	948	0.12%	1,076		1.67%
Senior unsecured notes - variable(c)(d)	2023-2070	1,806	0.44%	1,236		2.18%
Unamortized debt issuance costs and discount		(168)		(156)
Total long-term debt of FPL		15,676		14,161
Less current portion of long-term debt		54		30
Long-term debt of FPL, excluding current portion		15,622		14,131
GULF POWER:(a)
Senior unsecured notes - fixed	2022-2044	815	4.05%	990		4.17%
Other long-term debt - primarily variable(b)	2021-2050	759	0.70%	709		1.93%
Unamortized debt issuance costs and discount		(14)		(14)
Total long-term debt of Gulf Power		1,560		1,685
Less current portion of long-term debt		300		175
Long-term debt of Gulf Power, excluding current portion		1,260		1,510
NEER:
NextEra Energy Resources:
Senior secured limited-recourse long-term debt - primarily variable(d)(e)	2024-2049	3,325	2.33%	3,419		3.79%
Other long-term debt - primarily variable(d)(e)	2024-2040	450	2.72%	440	(f)	3.78%
NEET - long-term debt - primarily fixed(e)	2021-2049	937	3.09%	837		3.50%
Unamortized debt issuance costs and premium		(65)		(74)
Total long-term debt of NEER		4,647		4,622
Less current portion of long-term debt		239		215
Long-term debt of NEER, excluding current portion		4,408		4,407
NEECH:
Debentures - fixed(e)	2021-2030	11,540	2.86%	9,550		3.05%
Debentures - variable(d)	2021-2022	1,225	0.80%	1,375		3.00%
Debentures, related to NEE's equity units - fixed	2024-2025	6,000	1.46%	1,500		2.10%
Junior subordinated debentures - primarily fixed(e)	2057-2079	3,693	4.78%	4,643		5.13%
Japanese yen denominated long-term debt - primarily variable(d)(e)(g)	2023-2030	650	1.49%	645		3.10%
Australian dollar denominated long-term debt - fixed(g)	2026	385	2.20%	351		2.59%
Other long-term debt - fixed	2021	221	0.92%	524		2.00%
Other long-term debt - variable(d)	2021	600	0.70%	750		2.60%
Unamortized debt issuance costs, premium and discount		(115)		(139)
Total long-term debt of NEECH		24,199		19,199
Less current portion of long-term debt		3,545		1,704
Long-term debt of NEECH, excluding current portion		20,654		17,495
Total long-term debt		$41,944		$37,543
______________________
(a)See Note 6 - Merger of FPL and Gulf Power regarding FPL's assumption of all of Gulf Power's outstanding debt on January 1, 2021.
(b)Includes variable rate tax exempt bonds that permit individual bondholders to tender the bonds for purchase at any time prior to maturity. In the event these variable rate tax exempt bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL or Gulf Power, as the case may be, would be required to purchase the variable rate tax exempt bonds. At December 31, 2020, variable rate tax exempt bonds totaled approximately $948 million at FPL and $426 million at Gulf Power. All variable rate tax exempt bonds tendered for purchase have been successfully remarketed. FPL's and Gulf Power's syndicated revolving credit facilities, as the case may be, are available to support the purchase of the variable rate tax exempt bonds. Variable interest rate is established at various intervals by the remarketing agent. Gulf Power's remaining debt is primarily variable which is based on an underlying index plus a margin.
(c)Includes approximately $556 million of floating rate notes that permit individual noteholders to require repayment prior to maturity. FPL’s syndicated revolving credit facilities are available to support the purchase of the senior unsecured notes.
(d)Variable rate is based on an underlying index plus a specified margin.
(e)Interest rate contracts, primarily swaps, have been entered into with respect to certain of these debt issuances. See Note 3.
(f)Excludes approximately $463 million classified as held for sale, which is included in current other liabilities on NEE's consolidated balance sheets. See Note 1 - Disposal of Businesses/Assets.
(g)Foreign currency contracts have been entered into with respect to these debt issuances. See Note 3.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2020, minimum annual maturities of long-term debt for NEE are approximately $4,138 million, $2,471 million, $3,329 million, $3,564 million and $7,640 million for 2021, 2022, 2023, 2024 and 2025, respectively. The respective amounts for FPL are approximately $54 million, $96 million, $1,765 million, $646 million and $1,700 million.

At December 31, 2020 and 2019, short-term borrowings had a weighted-average interest rate of 0.35% (0.17% for FPL) and 1.95% (1.80% for FPL), respectively. Subsidiaries of NEE, including FPL, had credit facilities with available capacity at December 31, 2020 of approximately $11.9 billion ($3.6 billion for FPL), of which approximately $11.8 billion ($3.6 billion for FPL) relate to revolving line of credit facilities and $65 million (none for FPL) relate to letter of credit facilities. Certain of the revolving line of credit facilities provide for the issuance of letters of credit at December 31, 2020 of up to approximately $2.0 billion ($572 million for FPL). The issuance of letters of credit under certain revolving line of credit facilities is subject to the aggregate commitment of the relevant banks to issue letters of credit under the applicable facility. See Note 6 - Merger of FPL and Gulf Power regarding FPL's assumption of Gulf Power's revolving credit facilities on January 1, 2021.

NEE has guaranteed certain payment obligations of NEECH, including most of those under NEECH's debt, including all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications. NEECH has guaranteed certain debt and other obligations of subsidiaries within the NEER segment.

In August 2018, NEECH completed a remarketing of approximately $700 million aggregate principal amount of its Series H Debentures due September 1, 2020 (Series H Debentures) that were issued in September 2015 as components of equity units issued concurrently by NEE (September 2015 equity units). The Series H Debentures were fully and unconditionally guaranteed by NEE. In connection with the remarketing of the Series H Debentures, the interest rate on the Series H Debentures was reset to 3.342% per year, and interest was payable on March 1 and September 1 of each year, commencing September 1, 2018. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the September 2015 equity units, in the third quarter of 2018, NEE issued approximately 6.2 million shares of common stock (24.9 million shares after giving effect to the 2020 stock split) in exchange for $700 million.

In August 2019, NEECH completed a remarketing of $1.5 billion aggregate principal amount of its Series I Debentures due September 1, 2021 (Series I Debentures) that were issued in August 2016 as components of equity units issued concurrently by NEE (August 2016 equity units). The Series I Debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the Series I Debentures, the interest rate on the Series I Debentures was reset to 2.403% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2019. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the August 2016 equity units, in the third quarter of 2019, NEE issued approximately 9.5 million shares of common stock (38.2 million shares after giving effect to the 2020 stock split) in exchange for $1.5 billion.

As a result of the 2020 stock split (and other adjustments related to the current dividend rate with respect to the 4.872% Corporate Units), the fixed settlement rates of NEE’s three outstanding series of Corporate Units have been adjusted as described below. In addition, the Corporate Units provide that the applicable market value (as described below) for each series of Corporate Units will also be adjusted (when determined) to give effect to the 2020 stock split and certain other anti-dilution adjustments to determine the applicable settlement rate. However, for purposes of the presentation below, corresponding adjustments were instead made to the reference prices and the threshold appreciation prices for each series of Corporate Units to present the practical effect of the antidilution adjustments as of December 31, 2020.

In September 2019, NEE sold $1.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series J Debenture due September 1, 2024, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2022 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2020, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.8940 shares if the applicable market value of a share of NEE common stock is less than or equal to $55.93 (the adjusted reference price) to 0.7156 shares if the applicable market value of a share is equal to or greater than $69.91 (the adjusted threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2022. Total annual distributions on the equity units are at the rate of 4.872%, consisting of interest on the debentures (2.10% per year) and payments under the stock purchase contracts (2.772% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2022. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2020, NEE sold $2.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series K Debenture due March 1, 2025, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than March 1, 2023 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2020, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.7092 shares if the applicable market value of a share of NEE common stock is less than or equal to $70.51 (the adjusted reference price) to 0.5672 shares if the applicable market value of a share is equal to or greater than $88.14 (the adjusted threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending February 24, 2023. Total annual distributions on the equity units are at the rate of 5.279%, consisting of interest on the debentures (1.84% per year) and payments under the stock purchase contracts (3.439% per year). The interest rate on the debentures is expected to be reset on or after September 1, 2022. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In September 2020, NEE sold $2.0 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series L Debenture due September 1, 2025, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2023 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2020, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.6764 shares if the applicable market value of a share of NEE common stock is less than or equal to $73.93 (the adjusted reference price) to 0.5412 shares if the applicable market value of a share is equal to or greater than $92.41 (the adjusted threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2023. Total annual distributions on the equity units are at the rate of 6.219%, consisting of interest on the debentures (0.509% per year) and payments under the stock purchase contracts (5.710% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2023. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Years Ended December 31,
	2020	2019	2018
	(millions, except per share amounts)
Numerator:
Net income attributable to NEE - basic	$2,919	$3,769	$6,638
Adjustment for the impact of dilutive securities at NEP(a)	—	—	(19)
Net income attributable to NEE - assuming dilution	$2,919	$3,769	$6,619

Denominator:
Weighted-average number of common shares outstanding - basic	1,959.0	1,927.9	1,892.8
Equity units, stock options, performance share awards and restricted stock(b)	9.8	14.0	15.1
Weighted-average number of common shares outstanding - assuming dilution	1,968.8	1,941.9	1,907.9
Earnings per share attributable to NEE:
Basic	$1.49	$1.95	$3.51
Assuming dilution	$1.48	$1.94	$3.47
______________________
(a)The 2018 adjustment is related to both the NEP Series A convertible preferred units and the NEP senior unsecured convertible notes issued in 2017 (see Potentially Dilutive Securities at NEP below).
(b)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 27.1 million, 3.0 million and 0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

On September 14, 2020, NEE's board of directors approved a four-for-one split of NEE common stock effective October 26, 2020. NEE's authorized common stock increased from 800 million to 3.2 billion shares. Prior years' share and share-based data included in NEE's consolidated financial statements have been retrospectively adjusted to reflect the 2020 stock split.

Potentially Dilutive Securities at NEP - Convertible preferred units representing limited partner interests in NEP (NEP preferred units) and NEP senior unsecured convertible notes, when outstanding, are potentially dilutive securities to NEE. In 2017, NEP issued approximately $550 million of Series A NEP preferred units and $300 million of senior unsecured convertible notes. As of December 31, 2020, all of the Series A NEP preferred units and all of the senior unsecured convertible notes issued in 2017 were no longer outstanding.

In December 2020, NEP issued $600 million principal amount of new senior unsecured convertible notes. Holders of these notes may convert all or a portion of the notes in accordance with the related indenture. Upon conversion, NEP will pay cash up to the principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the principal amount of the notes being converted.

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

Stock-Based Compensation - Net income for the years ended December 31, 2020, 2019 and 2018 includes approximately $107 million, $100 million and $82 million, respectively, of compensation costs and $21 million, $17 million and $21 million, respectively, of income tax benefits related to stock-based compensation arrangements. Compensation cost capitalized for the years ended December 31, 2020, 2019 and 2018 was not material. At December 31, 2020, there were approximately $109 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 1.7 years.

At December 31, 2020, approximately 60 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) Amended and Restated 2011 Long Term Incentive Plan, (b) 2017 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans. NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market. NEE satisfies stock option exercises by issuing new shares of its common stock. NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

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

The activity in restricted stock and performance share awards for the year ended December 31, 2020 was as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock:
Nonvested balance, January 1, 2020	1,980,592	$39.93
Granted	631,186	$68.25
Vested	(870,780)	$39.58
Forfeited	(66,756)	$49.21
Nonvested balance, December 31, 2020	1,674,242	$50.26
Performance Share Awards:
Nonvested balance, January 1, 2020	2,680,584	$35.61
Granted	1,535,436	$46.09
Vested	(2,081,264)	$32.93
Forfeited	(196,148)	$44.85
Nonvested balance, December 31, 2020	1,938,608	$47.46

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2019 and 2018 was $46.64 and $38.92 respectively. The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2019 and 2018 was $34.75 and $31.06, respectively.

The total fair value of restricted stock and performance share awards vested was $177 million, $125 million and $115 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years. The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant. The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2020	2019	2018
Expected volatility(a)	14.63 – 16.31%	14.20 - 14.31%	14.41%
Expected dividends	2.50 – 2.72%	2.85 - 2.93%	3.05%
Expected term (years)(b)	7.0	7.0	7.0
Risk-free rate	0.49 – 1.52%	2.24 - 2.54%	2.83%
______________________
(a)Based on historical experience.
(b)Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2020 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2020	9,666,752	$30.77
Granted	1,519,712	$68.76
Exercised	(1,513,324)	$64.53
Forfeited	(54,936)	$59.18
Balance, December 31, 2020	9,618,204	$38.32	6.2	$373

Exercisable, December 31, 2020	6,382,356	$29.69	5.1	$303

The weighted-average grant date fair value of options granted was $7.08, $5.01 and $4.51 per share for the years ended December 31, 2020, 2019 and 2018, respectively. The total intrinsic value of stock options exercised was approximately $71 million, $81 million and $35 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Cash received from option exercises was approximately $30 million, $34 million and $18 million for the years ended December 31, 2020, 2019 and 2018, respectively. The tax benefits realized from options exercised were approximately $17 million, $19 million and $9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation		Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Balances, December 31, 2017	$(77)		$316		$(39)		$(69)		$(20)	$111
Other comprehensive income (loss) before reclassifications	—		(12)		(14)		(31)		4	(53)
Amounts reclassified from AOCI	26	(a)	1	(b)	(3)	(c)	—		—	24
Net other comprehensive income (loss)	26		(11)		(17)		(31)		4	(29)
Impact of NEP deconsolidation(d)	3		—		—		37		18	58
Adoption of accounting standards updates	(7)		(312)		(9)		—		—	(328)
Balances, December 31, 2018	(55)		(7)		(65)		(63)		2	(188)
Other comprehensive income (loss) before reclassifications	—		20		(46)		22		1	(3)
Amounts reclassified from AOCI	29	(a)	(2)	(b)	(3)	(c)	—		—	24
Net other comprehensive income (loss)	29		18		(49)		22		1	21
Less other comprehensive income attributable to noncontrolling interests	—		—		—		1		—	1
Acquisition of Gulf Power (see Note 6)	(1)		—		—		—		—	(1)
Balances, December 31, 2019	(27)		11		(114)		(42)		3	(169)
Other comprehensive income before reclassifications	—		12		37		13		1	63
Amounts reclassified from AOCI	12	(a)	(3)	(b)	2	(c)	—		—	11
Net other comprehensive income	12		9		39		13		1	74
Less other comprehensive income attributable to noncontrolling interests	—		—		—		7		—	7
Impact of disposal of a business	23	(e)	—		—		(13)	(e)	—	10
Balances, December 31, 2020	$8		$20		$(75)		$(49)		$4	$(92)
Attributable to noncontrolling interests	$—		$—		$—		$(8)		$—	$(8)
Attributable to NEE	$8		$20		$(75)		$(41)		$4	$(84)
————————————
(a)Reclassified to interest expense in NEE's consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property - net in NEE's consolidated statements of income.
(c)Reclassified to other net periodic benefit income in NEE's consolidated statements of income.
(d)Reclassified and included in gain on NEP deconsolidation. See Note 1 - Basis of Presentation.
(e)Reclassified to gains on disposal of businesses/assets - net and interest expense in NEE's consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments and Note 1 - Disposal of Businesses/Assets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL and Gulf Power include, among other things, the cost for construction of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects, the procurement of nuclear fuel and the cost to maintain existing rate-regulated transmission facilities, as well as equity contributions to joint ventures for the development and construction of natural gas pipeline assets and a rate-regulated transmission facility. Also see Note 6 - GridLiance.

At December 31, 2020, estimated capital expenditures for 2021 through 2025 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals for FPL and Gulf Power) have been received were as follows:

	2021	2022	2023	2024	2025	Total
	(millions)
FPL:
Generation:(a)
New(b)	$780	$880	$680	$540	$530	$3,410
Existing	1,085	1,155	1,045	1,010	750	5,045
Transmission and distribution(c)	4,065	3,665	3,825	4,290	4,490	20,335
Nuclear fuel	220	170	120	145	145	800
General and other	740	760	810	725	780	3,815
Total	$6,890	$6,630	$6,480	$6,710	$6,695	$33,405
Gulf Power	$860	$695	$625	$685	$685	$3,550
NEER:
Wind(d)	$1,770	$60	$15	$15	$5	$1,865
Solar(e)	1,565	340	185	—	—	2,090
Battery storage	355	—	—	—	—	355
Nuclear, including nuclear fuel	230	190	145	190	200	955
Natural gas pipelines(f)	285	165	—	—	—	450
Rate-regulated transmission	205	25	10	15	30	285
Other	730	125	100	75	60	1,090
Total	$5,140	$905	$455	$295	$295	$7,090
______________________
(a)Includes AFUDC of approximately $75 million, $50 million, $25 million, $15 million and $15 million for 2021 through 2025, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $50 million, $50 million, $40 million, $55 million and $45 million for 2021 through 2025, respectively.
(d)Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 2,394 MW.
(e)Includes capital expenditures for new solar projects and related transmission totaling approximately 2,354 MW.
(f)Construction of natural gas pipelines are subject to certain conditions, including applicable regulatory approvals and in certain cases the resolution of legal challenges.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 8 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $288 million at December 31, 2020. These obligations primarily related to guaranteeing the residual value of a financing lease. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At December 31, 2020, NEER has entered into contracts with expiration dates ranging from late February 2021 through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines and a rate-regulated transmission facility. Approximately $3.4 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates ranging from late February 2021 through 2041.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The required capacity and/or minimum payments under contracts, including those discussed above at December 31, 2020, were estimated as follows:

	2021	2022	2023	2024	2025	Thereafter
	(millions)
FPL(a)	$1,030	$970	$950	$940	$890	$9,380
NEER(b)(c)(d)	$3,250	$530	$210	$210	$140	$1,635
_______________________
(a)Includes approximately $415 million, $415 million, $410 million, $410 million, $405 million and $6,360 million in 2021 through 2025 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection, LLC. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $386 million, $316 million and $303 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which $108 million, $108 million and $95 million, respectively, were eliminated in consolidation at NEE.
(b)Includes approximately $25 million, $70 million, $70 million, $70 million and $1,155 million for 2022 through 2025 and thereafter, respectively, of firm commitments related to a natural gas transportation agreement with a joint venture, in which NEER has a 31.5% equity investment, that is constructing a natural gas pipeline. These firm commitments are subject to the completion of construction of the pipeline which is currently estimated to be in 2022.
(c)Includes approximately $85 million of commitments to invest in technology investments through 2029.
(d)Includes approximately $480 million, $20 million, $20 million, $10 million, $10 million and $5 million for 2021 through 2025 and thereafter, respectively, of joint obligations of NEECH and NEER.

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

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets. If either FPL's or Gulf Power's future storm restoration costs exceed their respective storm reserve, FPL and Gulf Power may recover their storm restoration costs, subject to prudence review by the FPSC, through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law. See Note 1 - Storm Funds, Storm Reserves and Storm Cost Recovery.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Segment Information

The table below presents information for NEE's reportable segments, FPL, a rate-regulated utility business, and NEER, which is comprised of competitive energy and rate-regulated transmission businesses, as well as for Gulf Power, a rate-regulated utility business acquired by NEE in January 2019. Corporate and Other represents other business activities and includes eliminating entries. See Note 2 for information regarding NEE's and FPL's operating revenues.

NEE's segment information is as follows:

	2020
	FPL	Gulf Power(a)	NEER(b)	Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$11,662	$1,398	$5,046	$(109)	$17,997
Operating expenses - net	$7,862	$1,081	$4,125	$166	$13,234
Gains (losses) on disposal of businesses/assets - net	$—	$—	$363	$(10)	$353
Interest expense	$600	$41	$659	$650	$1,950
Interest income	$2	$2	$28	$6	$38
Depreciation and amortization	$2,246	$281	$1,460	$65	$4,052
Equity in losses of equity method investees	$—	$—	$(1,351)	$—	$(1,351)
Income tax expense (benefit)(c)	$610	$67	$(416)	$(217)	$44
Net income (loss)	$2,650	$238	$(19)	$(500)	$2,369
Net income (loss) attributable to NEE	$2,650	$238	$531	$(500)	$2,919
Capital expenditures, independent power and other investments and nuclear fuel purchases	$6,680	$1,012	$6,893	$25	$14,610
Property, plant and equipment - net	$48,933	$4,946	$37,842	$82	$91,803
Total assets	$61,610	$6,725	$55,633	$3,716	$127,684
Investment in equity method investees	$—	$—	$5,713	$15	$5,728

	2019
	FPL	Gulf Power(a)	NEER(b)	Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$12,192	$1,487	$5,639	$(114)	$19,204
Operating expenses - net(d)	$8,895	$1,216	$4,037	$109	$14,257
Gains (losses) on disposal of businesses/assets - net(d)	$5	$—	$402	$(1)	$406
Interest expense	$594	$55	$873	$727	$2,249
Interest income	$5	$3	$38	$8	$54
Depreciation and amortization	$2,524	$247	$1,387	$58	$4,216
Equity in earnings (losses) of equity method investees	$—	$—	$67	$(1)	$66
Income tax expense (benefit)(c)	$441	$42	$162	$(197)	$448
Net income (loss)	$2,334	$180	$1,426	$(552)	$3,388
Net income (loss) attributable to NEE	$2,334	$180	$1,807	$(552)	$3,769
Capital expenditures, independent power and other investments and nuclear fuel purchases	$5,755	$729	$6,505	$4,473	$17,462
Property, plant and equipment - net	$45,074	$4,763	$32,042	$131	$82,010
Total assets	$57,188	$5,855	$51,516	$3,132	$117,691
Investment in equity method investees	$—	$—	$7,453	$—	$7,453
_________________________
(a)See Note 6 - Gulf Power Company and - Merger of FPL and Gulf Power.
(b)Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(c)NEER includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 - Income Taxes.
(d)FPL's income statement line for total operating expenses - net includes gains (losses) on disposal of businesses/assets - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2018
	FPL	NEER(a)(b)	Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$11,862	$4,984	$(119)	$16,727
Operating expenses - net(c)	$8,714	$3,698	$115	$12,527
Gains (losses) on disposal of businesses/assets - net(c)	$6	$82	$(8)	$80
Interest expense	$541	$595	$362	$1,498
Interest income	$4	$40	$7	$51
Depreciation and amortization	$2,633	$1,230	$48	$3,911
Equity in earnings of equity method investees	$—	$321	$37	$358
Income tax expense (benefit)(d)	$539	$1,196	$(159)	$1,576
Net income (loss)	$2,171	$3,842	$(237)	$5,776
Net income (loss) attributable to NEE	$2,171	$4,704	$(237)	$6,638
Capital expenditures, independent power and other investments and nuclear fuel purchases	$5,135	$7,189	$680	$13,004
Property, plant and equipment - net	$41,499	$28,602	$233	$70,334
Total assets	$53,484	$44,509	$5,709	$103,702
Investment in equity method investees	$—	$6,521	$227	$6,748
_________________________
(a)Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)NEP was deconsolidated from NEER in January 2018. See Note 1 - Basis of Presentation.
(c)FPL's income statement line for total operating expenses - net includes gains (losses) on disposal of businesses/assets - net.
(d)NEER includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 - Income Taxes.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17. Quarterly Data (Unaudited)

NEE's previously reported share-based information in the following table has been retrospectively adjusted to reflect the 2020 stock split. See Note 14 - Earnings Per Share.

	March 31	June 30	September 30	December 31
2020
Earnings per share attributable to NEE - basic(a)	$0.21	$0.65	$0.63	$—
Earnings per share attributable to NEE - assuming dilution(a)	$0.21	$0.65	$0.62	$—
Dividends per share	$0.35	$0.35	$0.35	$0.35
High-low common stock sales prices	$70.84 - $43.70	$65.56 - $53.26	$74.82 - $59.58	$83.34 - $69.63
2019
Earnings per share attributable to NEE - basic(a)	$0.36	$0.64	$0.46	$0.50
Earnings per share attributable to NEE - assuming dilution(a)	$0.35	$0.64	$0.45	$0.50
Dividends per share	$0.3125	$0.3125	$0.3125	$0.3125
High-low common stock sales prices	$48.89 - $42.17	$52.23 - $46.82	$58.36 - $50.27	$61.25 - $55.17
______________________
(a)The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2020, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2020.

Internal Control Over Financial Reporting

(a)Management's Annual Report on Internal Control Over Financial Reporting

See Item 8. Financial Statements and Supplementary Data.

(b)Attestation Report of the Independent Registered Public Accounting Firm

See Item 8. Financial Statements and Supplementary Data.

(c)Changes in Internal Control Over Financial Reporting

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy and Management" and "Corporate Governance and Board Matters" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2021 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Information About Our Executive Officers.

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

Securities Authorized For Issuance Under Equity Compensation Plans(a)

NEE's equity compensation plan information at December 31, 2020 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,381,534	(b)	$38.32	(c)	22,266,583	(d)
Equity compensation plans not approved by security holders	—		—		—
Total	15,381,534		$38.32		22,266,583
__________________________________
(a)All share and per share amounts reflect the 2020 stock split.
(b)Includes an aggregate of 9,618,204 outstanding options, 4,461,784 unvested performance share awards (at maximum payout), 994,272 deferred fully vested performance shares and 265,995 deferred stock awards (including future reinvested dividends) under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan and former LTIP, and 41,279 fully vested shares deferred by directors under the NextEra Energy, Inc. 2007 Non-Employee Directors Stock Plan and its predecessor, the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan.
(c)Relates to outstanding options only.
(d)Includes 20,400,565 shares under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan and 1,866,018 shares under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan.

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

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2020 and 2019. The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2020	2019
Audit fees(a)	$3,613,000	$3,621,000
Audit-related fees(b)	222,000	380,000
Tax fees(c)	486,000	2,097,000
All other fees(d)	6,000	15,000
Total	$4,327,000	$6,113,000
______________________
(a)Audit fees consist of fees billed for professional services rendered for the audit of FPL's and NEE's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL's and NEE's Quarterly Reports on Form 10-Q during the fiscal year and the audit of the effectiveness of internal control over financial reporting, comfort letters, and consents.
(b)Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and NEE's consolidated financial statements and are not reported under audit fees. These fees primarily relate to audits of subsidiary financial statements and attestation services.
(c)Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These fees primarily relate to research and development tax credit advice and planning services.
(d)All other fees consist of fees for products and services other than the services reported under the other named categories. In 2020 and 2019, these fees relate to training.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Permitted services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified permitted services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any permitted service for which the fee is expected to exceed $500,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2020 and 2019, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	55
		Attestation Report of Independent Registered Public Accounting Firm	56
		Report of Independent Registered Public Accounting Firm	57
		NEE:
		Consolidated Statements of Income	60
		Consolidated Statements of Comprehensive Income	61
		Consolidated Balance Sheets	62
		Consolidated Statements of Cash Flows	63
		Consolidated Statements of Equity	64
		FPL:
		Consolidated Statements of Income	65
		Consolidated Balance Sheets	66
		Consolidated Statements of Cash Flows	67
		Consolidated Statements of Common Shareholder's Equity	68
		Notes to Consolidated Financial Statements	69 - 113

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)
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
x
*2(c)	Agreement and Plan of Merger, dated as of December 18, 2020, between Gulf Power Company and Florida Power & Light Company (filed as Exhibit 2 to Form 8-K dated December 18, 2020)		x
*3(i)a	Restated Articles of Incorporation of NextEra Energy, Inc. (filed as Exhibit 3(i) to Form 8-K dated October 26, 2020, File No. 1-8841)	x
*3(i)b	Restated Articles of Incorporation of Florida Power & Light Company (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 2010, File No. 2-27612)		x
3(i)c	Articles of Merger of Florida Power & Light Company and Gulf Power Company		x
*3(ii)a	Amended and Restated Bylaws of NextEra Energy, Inc., effective October 14, 2016 (filed as Exhibit 3(ii)(b) to Form 8-K dated October 14, 2016, File No. 1-8841)	x
*3(ii)b
Amended and Restated Bylaws of Florida Power & Light Company, Inc., as amended through October 17, 2008 (filed as Exhibit 3(ii)b to Form 10-Q for the quarter ended September 30, 2008, File No. 2-27612)
x

Exhibit Number	Description	NEE	FPL
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, as amended, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 1996, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated September 10, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated November 19, 2015, File No. 2-27612; Exhibit 4(b) to Form 10-K dated December 31, 2017, File No. 2-27612; Exhibit 4(a) to Form 10-Q dated March 31, 2018, File No. 2-27612; Exhibit 4(j), File No. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(k), File No. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(a) to Form 10-Q dated March 31, 2019, File No. 2-27612; Exhibit 4(f) to Form 10-Q dated September 30, 2019, File No. 2-27612; and Exhibit 4(e) to Form 10-Q dated March 31, 2020, File No. 2-27612)
		x	x
4(b)	One Hundred Thirty-Second Supplemental Indenture dated as of January 1, 2021 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
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
		x	x

Exhibit Number	Description	NEE	FPL
*4(g)	Officer's Certificate of Florida Power & Light Company, dated May 7, 2019, creating the Floating Rate Notes, Series due May 6, 2022 (filed as Exhibit 4 to Form 8-K dated May 7, 2019, File No. 2-27612)	x	x
*4(h)
Officer's Certificate of Florida Power & Light Company, dated March 13, 2020, creating the Floating Rate Notes, Series due March 13, 2070 (filed as Exhibit 4 to Form 8-K dated March 13, 2020, File No. 2-27612)
		x	x
*4(i)
Officer's Certificate of Florida Power & Light Company, dated July 31, 2020, creating the Floating Rate Notes, Series due July 28, 2023 (filed as Exhibit 4 to Form 8-K dated July 31, 2020, File No. 2-27612)
		x	x
*4(j)
Officer's Certificate of Florida Power & Light Company, dated August 24, 2020, creating the Floating Rate Notes, Series due August 24, 2070 (filed as Exhibit 4 to Form 8-K dated August 24, 2020, File No. 2-27612)
		x	x
*4(k)
Indenture (For Unsecured Debt Securities), dated as of June 1, 1999, between FPL Group Capital Inc and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)
x
*4(l)
First Supplemental Indenture to Indenture (For Unsecured Debt Securities) dated as of June 1, 1999, dated as of September 21, 2012, between NextEra Energy Capital Holdings, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2012, File No. 1-8841)
x
*4(m)
Guarantee Agreement, dated as of June 1, 1999, between FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Guarantee Trustee) (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)
x
*4(n)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 10, 2011, creating the 4.50% Debentures, Series due June 1, 2021 (filed as Exhibit 4(b) to Form 8-K dated June 10, 2011, File No. 1-8841)
x
*4(o)
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
x
*4(dd)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 21, 2020, creating the Series K Debentures due March 1, 2025 (filed as Exhibit 4(c) to Form 10-Q for the quarter ended March 31, 2020, File No. 1-8841)
x
*4(ee)
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
x
*4(gg)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 18, 2020, creating the Series L Debentures due September 1, 2025 (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2020, File No. 1-8841)
x
*4(hh)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of March 1, 2004, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x
*4(ii)
Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1, 2006, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(jj)
First Supplemental Indenture to Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1, 2006, dated as of November 19, 2012, between NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. as Guarantor, and The Bank of New York Mellon, as Trustee (filed as Exhibit 2 to Form 8-A dated January 16, 2013, File No. 1-33028)
x
*4(kk)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(ll)
Replacement Capital Covenant, dated September 19, 2006, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(mm)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated September 19, 2006, by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4 (cc) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)
x
*4(nn)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*4(oo)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(pp)
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
x
*4(yy)
Purchase Contract Agreement, dated as of February 1, 2020, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2020, File No. 1-8841)
x
*4(zz)
Pledge Agreement, dated as of February 1, 2020, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to From 10-Q for the quarter ended March 31, 2020, File No. 1-8841)
x
*4(aaa)
Purchase Contract Agreement, dated as of September 1, 2020, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(c) to Form 10-Q for the quarter ended September 30, 2020, File No. 1-8841)
x
*4(bbb)
Pledge Agreement, dated as of September 1, 2020, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(d) to Form 10-Q for the quarter ended September 30, 2020, File No. 1-8841)
x
*4(ccc)
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
		x	x

Exhibit Number	Description	NEE	FPL
4(ddd)
Twenty-Third Supplemental Indenture dated as of January 1, 2021 to the Senior Note Indenture dated as of January 1, 1998 between Florida Power & Light Company (as successor to Gulf Power Company) and Wells Fargo Bank, National Association, as Successor Trustee
		x	x
4(eee)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	x
*10(a)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (SERP) (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(b)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005 (Restated SERP) (filed as Exhibit 10(b) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
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
		x	x
*10(h)	NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(i)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(j)
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
*10(l)
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
		x	x
*10(n)	Form of Non-Qualified Stock Option Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(b) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(o)
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
		x	x

Exhibit Number	Description	NEE	FPL
*10(r)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Amended and Restated Deferred Stock Award Agreement effective February 12, 2010 between FPL Group, Inc. and James L. Robo (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(s)	Form of Deferred Stock Award Agreement under NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(t)	NextEra Energy, Inc. 2013 Executive Annual Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 11, 2012, File No. 1-8841)	x	x
*10(u)
NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005 as amended and restated through February 11, 2016 (filed as Exhibit 10(h) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(v)	FPL Group, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(w)	FPL Group, Inc. Executive Long-Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(x)
FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)
x
*10(y)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(z)	NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, as amended and restated as of May 18, 2017 (filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2017, File No. 1-8841)	x
*10(aa)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2020 (filed as Exhibit 10(hh) to Form 10-K for the year ended December 31, 2019, File No. 1-8841)	x
10(bb)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2021	x
*10(cc)
Form of Amended and Restated Executive Retention Employment Agreement effective December 10, 2009 between FPL Group, Inc. and each of James L. Robo and Charles E. Sieving (filed as Exhibit 10(nn) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(dd)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Eric E. Silagy dated as of May 2, 2012 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2012, File No. 1-8841)
		x	x
*10(ee)
Form of 2012 409A Amendment to NextEra Energy, Inc. Executive Retention Employment Agreement effective October 11, 2012 between NextEra Energy, Inc. and each of James L. Robo, Eric E. Silagy and Charles E. Sieving (filed as Exhibit 10(ddd) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)
		x	x
*10(ff)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Deborah H. Caplan dated as of April 23, 2013 (filed as Exhibit 10(e) to Form 10-Q for the quarter ended June 30, 2013, File No. 1-8841)
		x	x
*10(gg)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Miguel Arechabala dated as of January 1, 2014 (filed as Exhibit 10(bbb) to Form 10‑K for the year ended December 31, 2013, File No. 1-8841)
		x	x
*10(hh)
Executive Retention Employment Agreement between NextEra Energy, Inc. and John W. Ketchum dated as of March 4, 2016 (filed as Exhibit 10(i) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(ii)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Rebecca J. Kujawa dated as of March 1, 2019 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2019, File No. 1-8841)
		x	x
*10(jj)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Donald Moul dated as of January 1, 2020 (filed as Exhibit 10(ss) to Form 10-K for the year ended December 31, 2019, File No, 1-8841)
		x	x

Exhibit Number	Description	NEE	FPL
*10(kk)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Ronald Reagan dated as of January 1, 2020 (filed as Exhibit 10(tt) to Form 10-K for the year ended December 31, 2019, File No. 1-8841)
		x	x
*10(ll)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(mm)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
*10(nn)	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8-K dated July 1, 2014, File No. 1-36518)	x
*10(oo)	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2017, File No. 1-36518)	x
21	Subsidiaries of NextEra Energy, Inc.	x
22	Guaranteed Securities	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: February 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 12, 2021:

REBECCA J. KUJAWA	JAMES M. MAY
Rebecca J. Kujawa Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

SHERRY S. BARRAT	AMY B. LANE
Sherry S. Barrat	Amy B. Lane
JAMES L. CAMAREN	DAVID L. PORGES
James L. Camaren	David L. Porges
KENNETH B. DUNN	RUDY E. SCHUPP
Kenneth B. Dunn	Rudy E. Schupp
NAREN K. GURSAHANEY	JOHN L. SKOLDS
Naren K. Gursahaney	John L. Skolds
KIRK S. HACHIGIAN	WILLIAM H. SWANSON
Kirk S. Hachigian	William H. Swanson
TONI JENNINGS	LYNN M. UTTER
Toni Jennings	Lynn M. Utter
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

Date: February 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 12, 2021:

REBECCA J. KUJAWA	KEITH FERGUSON
Rebecca J. Kujawa Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Keith Ferguson Controller (Principal Accounting Officer)

Director:

JAMES L. ROBO
James L. Robo

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.