Form 10-Q
period 2021-03-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2021-04-23
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at March 31, 2021: 1,961,445,060

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at March 31, 2021, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NextEra Energy Resources subsidiary
FPL	the legal entity, Florida Power & Light Company
FPL segment	FPL, excluding Gulf Power, related purchase accounting adjustments and eliminating entries, and an operating segment of NEE and FPL
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
Gulf Power	an operating division of FPL and an operating segment of NEE and FPL
ISO	independent system operator
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
net generation	net ownership interest in plant(s) generation
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PTC	production tax credit
PV	photovoltaic
Recovery Act	American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources' subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SoBRA	Solar Base Rate Adjustment
U.S.	United States of America

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

Regulatory, Legislative and Legal Risks
•NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected by the extensive regulation of their business.
•NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if they are unable to recover in a timely manner any significant amount of costs, a return on certain assets or a reasonable return on invested capital through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.
•Regulatory decisions that are important to NEE and FPL may be materially adversely affected by political, regulatory and economic factors.
•FPL's use of derivative instruments could be subject to prudence challenges and, if found imprudent, could result in disallowances of cost recovery for such use by the FPSC.
•Any reductions or modifications to, or the elimination of, governmental incentives or policies that support utility scale renewable energy, including, but not limited to, tax laws, policies and incentives, renewable portfolio standards or feed-in tariffs, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.
•NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations, interpretations or ballot or regulatory initiatives.
•NEE and FPL are subject to numerous environmental laws, regulations and other standards that may result in capital expenditures, increased operating costs and various liabilities, and may require NEE and FPL to limit or eliminate certain operations.
•NEE's and FPL's business could be negatively affected by federal or state laws or regulations mandating new or additional limits on the production of greenhouse gas emissions.
•Extensive federal regulation of the operations and businesses of NEE and FPL exposes NEE and FPL to significant and increasing compliance costs and may also expose them to substantial monetary penalties and other sanctions for compliance failures.
•Changes in tax laws, guidance or policies, including but not limited to changes in corporate income tax rates, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.
•NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected due to adverse results of litigation.
Development and Operational Risks
•NEE's and FPL's business, financial condition, results of operations and prospects could suffer if NEE and FPL do not proceed with projects under development or are unable to complete the construction of, or capital improvements to, electric generation, transmission and distribution facilities, gas infrastructure facilities or other facilities on schedule or within budget.
•NEE and FPL face risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities.
•The operation and maintenance of NEE's and FPL's electric generation, transmission and distribution facilities, gas infrastructure facilities, retail gas distribution system in Florida and other facilities are subject to many operational risks, the consequences of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

•NEE's and FPL's business, financial condition, results of operations and prospects may be negatively affected by a lack of growth or slower growth in the number of customers or in customer usage.
•NEE's and FPL's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.
•Threats of terrorism and catastrophic events that could result from terrorism, cyberattacks, or individuals and/or groups attempting to disrupt NEE's and FPL's business, or the businesses of third parties, may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.
•The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. NEE's and FPL's insurance coverage does not provide protection against all significant losses.
•NEE invests in gas and oil producing and transmission assets through NEER’s gas infrastructure business. The gas infrastructure business is exposed to fluctuating market prices of natural gas, natural gas liquids, oil and other energy commodities. A prolonged period of low gas and oil prices could impact NEER’s gas infrastructure business and cause NEER to delay or cancel certain gas infrastructure projects and could result in certain projects becoming impaired, which could materially adversely affect NEE's results of operations.
•If supply costs necessary to provide NEER's full energy and capacity requirement services are not favorable, operating costs could increase and materially adversely affect NEE's business, financial condition, results of operations and prospects.
•Due to the potential for significant volatility in market prices for fuel, electricity and renewable and other energy commodities, NEER's inability or failure to manage properly or hedge effectively the commodity risks within its portfolios could materially adversely affect NEE's business, financial condition, results of operations and prospects.
•Reductions in the liquidity of energy markets may restrict the ability of NEE to manage its operational risks, which, in turn, could negatively affect NEE's results of operations.
•NEE's and FPL's hedging and trading procedures and associated risk management tools may not protect against significant losses.
•If price movements significantly or persistently deviate from historical behavior, NEE's and FPL's risk management tools associated with their hedging and trading procedures may not protect against significant losses.
•If power transmission or natural gas, nuclear fuel or other commodity transportation facilities are unavailable or disrupted, the ability for subsidiaries of NEE, including FPL, to sell and deliver power or natural gas may be limited.
•NEE and FPL are subject to credit and performance risk from customers, hedging counterparties and vendors.
•NEE and FPL could recognize financial losses or a reduction in operating cash flows if a counterparty fails to perform or make payments in accordance with the terms of derivative contracts or if NEE or FPL is required to post margin cash collateral under derivative contracts.
•NEE and FPL are highly dependent on sensitive and complex information technology systems, and any failure or breach of those systems could have a material adverse effect on their business, financial condition, results of operations and prospects.
•NEE's and FPL's retail businesses are subject to the risk that sensitive customer data may be compromised, which could result in a material adverse impact to their reputation and/or have a material adverse effect on the business, financial condition, results of operations and prospects of NEE and FPL.
•NEE and FPL could recognize financial losses as a result of volatility in the market values of derivative instruments and limited liquidity in OTC markets.
•NEE and FPL may be materially adversely affected by negative publicity.
•NEE's and FPL's business, financial condition, results of operations and prospects may be adversely affected if FPL is unable to maintain, negotiate or renegotiate franchise agreements on acceptable terms with municipalities and counties in Florida.
•NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected by work strikes or stoppages and increasing personnel costs.
•NEE's ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including, but not limited to, the effect of increased competition for acquisitions resulting from the consolidation of the energy industry.
Nuclear Generation Risks
•The operation and maintenance of NEE's and FPL's nuclear generation facilities involve environmental, health and financial risks that could result in fines or the closure of the facilities and in increased costs and capital expenditures.
•In the event of an incident at any nuclear generation facility in the U.S. or at certain nuclear generation facilities in Europe, NEE and FPL could be assessed significant retrospective assessments and/or retrospective insurance premiums as a result of their participation in a secondary financial protection system and nuclear insurance mutual companies.
•NRC orders or new regulations related to increased security measures and any future safety requirements promulgated by the NRC could require NEE and FPL to incur substantial operating and capital expenditures at their nuclear generation facilities and/or result in reduced revenues.
•The inability to operate any of NEE's or FPL's nuclear generation units through the end of their respective operating licenses could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.
•NEE's and FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, and for other purposes. If planned outages last longer than anticipated or if there are unplanned outages, NEE's and FPL's results of operations and financial condition could be materially adversely affected.
Liquidity, Capital Requirements and Common Stock Risks
•Disruptions, uncertainty or volatility in the credit and capital markets, among other factors, may negatively affect NEE's and FPL's ability to fund their liquidity and capital needs and to meet their growth objectives, and can also materially adversely affect the results of operations and financial condition of NEE and FPL.
•NEE's, NEECH's and FPL's inability to maintain their current credit ratings may materially adversely affect NEE's and FPL's liquidity and results of operations, limit the ability of NEE and FPL to grow their business, and increase interest costs.
•NEE's and FPL's liquidity may be impaired if their credit providers are unable to fund their credit commitments to the companies or to maintain their current credit ratings.
•Poor market performance and other economic factors could affect NEE's defined benefit pension plan's funded status, which may materially adversely affect NEE's and FPL's business, financial condition, liquidity and results of operations and prospects.
•Poor market performance and other economic factors could adversely affect the asset values of NEE's and FPL's nuclear decommissioning funds, which may materially adversely affect NEE's and FPL's liquidity, financial condition and results of operations.
•Certain of NEE's investments are subject to changes in market value and other risks, which may materially adversely affect NEE's liquidity, financial condition and results of operations.
•NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to NEE.
•NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if NEE is required to perform under guarantees of obligations of its subsidiaries.
•NEP may not be able to access sources of capital on commercially reasonable terms, which would have a material adverse effect on its ability to consummate future acquisitions and on the value of NEE’s limited partner interest in NEP OpCo.
•Disruptions, uncertainty or volatility in the credit and capital markets may exert downward pressure on the market price of NEE's common stock.
•Widespread public health crises and epidemics or pandemics, including the novel coronavirus (COVID-19), may have material adverse impacts on NEE’s and FPL's business, financial condition, liquidity and results of operations.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K), and investors should refer to that section of the 2020 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING REVENUES	$3,726	$4,613
OPERATING EXPENSES
Fuel, purchased power and interchange	906	821
Other operations and maintenance	989	830
Depreciation and amortization	749	848
Taxes other than income taxes and other – net	427	406
Total operating expenses - net	3,071	2,905
GAINS ON DISPOSAL OF BUSINESSES/ASSETS - NET	14	273
OPERATING INCOME	669	1,981
OTHER INCOME (DEDUCTIONS)
Interest expense	421	(1,311)
Equity in earnings (losses) of equity method investees	440	(390)
Allowance for equity funds used during construction	29	22
Interest income	19	13
Gains on disposal of investments and other property – net	29	24
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	58	(328)
Other net periodic benefit income	64	52
Other – net	19	10
Total other income (deductions) - net	1,079	(1,908)
INCOME BEFORE INCOME TAXES	1,748	73
INCOME TAX EXPENSE (BENEFIT)	250	(235)
NET INCOME	1,498	308
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	168	113
NET INCOME ATTRIBUTABLE TO NEE	$1,666	$421
Earnings per share attributable to NEE:
Basic	$0.85	$0.21
Assuming dilution	$0.84	$0.21

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
NET INCOME	$1,498	$308
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $1 and $1 tax benefit, respectively)	2	2
Net unrealized gains (losses) on available for sale securities:
Net unrealized losses on securities still held (net of $3 and $4 tax benefit, respectively)	(8)	(8)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1 and less than $1 tax expense, respectively)	(3)	(1)
Defined benefit pension and other benefits plans:
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1 and less than $1 tax benefit, respectively)	1	3
Net unrealized gains (losses) on foreign currency translation	6	(35)
Total other comprehensive loss, net of tax	(2)	(39)
IMPACT OF DISPOSAL OF A BUSINESS (NET OF $19 TAX BENEFIT)	—	10
COMPREHENSIVE INCOME	1,496	279
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	166	119
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$1,662	$398

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,462	$1,105
Customer receivables, net of allowances of $180 and $67, respectively	2,648	2,263
Other receivables	638	711
Materials, supplies and fossil fuel inventory	1,604	1,552
Regulatory assets	399	377
Derivatives	496	570
Other	990	804
Total current assets	8,237	7,382
Other assets:
Property, plant and equipment - net ($18,224 and $18,084 related to VIEs, respectively)	94,304	91,803
Special use funds	8,010	7,779
Investment in equity method investees	6,049	5,728
Prepaid benefit costs	1,752	1,707
Regulatory assets	3,776	3,712
Derivatives	1,618	1,647
Goodwill	4,853	4,254
Other	3,842	3,672
Total other assets	124,204	120,302
TOTAL ASSETS	$132,441	$127,684
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$2,008	$1,551
Other short-term debt	758	458
Current portion of long-term debt ($28 and $27 related to VIEs, respectively)	3,837	4,138
Accounts payable ($1,078 and $1,433 related to VIEs, respectively)	4,400	4,615
Customer deposits	481	474
Accrued interest and taxes	726	519
Derivatives	437	311
Accrued construction-related expenditures	1,052	991
Regulatory liabilities	232	245
Other	1,852	2,256
Total current liabilities	15,783	15,558
Other liabilities and deferred credits:
Long-term debt ($544 and $493 related to VIEs, respectively)	46,065	41,944
Asset retirement obligations	2,902	3,057
Deferred income taxes	8,256	8,020
Regulatory liabilities	10,569	10,735
Derivatives	595	1,199
Other	2,541	2,242
Total other liabilities and deferred credits	70,928	67,197
TOTAL LIABILITIES	86,711	82,755
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock ($0.01 par value, authorized shares - 3,200; outstanding shares - 1,961 and 1,960, respectively)	20	20
Additional paid-in capital	11,183	11,222
Retained earnings	26,273	25,363
Accumulated other comprehensive loss	(98)	(92)
Total common shareholders' equity	37,378	36,513
Noncontrolling interests ($8,348 and $8,413 related to VIEs, respectively)	8,352	8,416
TOTAL EQUITY	45,730	44,929
TOTAL LIABILITIES AND EQUITY	$132,441	$127,684
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,498	$308
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	749	848
Nuclear fuel and other amortization	74	74
Unrealized losses (gains) on marked to market derivative contracts – net	(320)	563
Foreign currency transaction gains	(51)	(39)
Deferred income taxes	297	(180)
Cost recovery clauses and franchise fees	(86)	(10)
Equity in losses (earnings) of equity method investees	(440)	390
Distributions of earnings from equity method investees	121	100
Gains on disposal of businesses, assets and investments – net	(43)	(297)
Other – net	(239)	311
Changes in operating assets and liabilities:
Current assets	(445)	142
Noncurrent assets	(128)	(56)
Current liabilities	247	(245)
Noncurrent liabilities	58	(15)
Net cash provided by operating activities	1,292	1,894
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL Segment	(1,350)	(1,394)
Capital expenditures of Gulf Power	(170)	(340)
Independent power and other investments of NEER	(2,999)	(1,492)
Nuclear fuel purchases	(57)	(57)
Other capital expenditures and other investments	1	(1)
Proceeds from sale or maturity of securities in special use funds and other investments	1,377	1,081
Purchases of securities in special use funds and other investments	(1,460)	(1,084)
Other – net	238	152
Net cash used in investing activities	(4,420)	(3,135)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	4,616	4,353
Retirements of long-term debt	(432)	(312)
Net change in commercial paper	458	(940)
Proceeds from other short-term debt	—	1,625
Repayments of other short-term debt	(200)	—
Payments from related parties under a cash sweep and credit support agreement – net	74	48
Issuances of common stock/equity units – net	4	(57)
Dividends on common stock	(755)	(685)
Other – net	(22)	(71)
Net cash provided by financing activities	3,743	3,961
Effects of currency translation on cash, cash equivalents and restricted cash	4	6
Net increase in cash, cash equivalents and restricted cash	619	2,726
Cash, cash equivalents and restricted cash at beginning of period	1,546	1,108
Cash, cash equivalents and restricted cash at end of period	$2,165	$3,834
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$3,825	$3,194
Increase in property, plant and equipment related to an acquisition	$—	$353
Decrease in joint venture investments related to an acquisition	$—	$145

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2020	1,960	$20	$11,222	$(92)	$25,363	$36,513	$8,416	$44,929
Net income (loss)	—	—	—	—	1,666	1,666	(168)
Share-based payment activity	2	—	(24)	—	—	(24)	—
Dividends on common stock(a)	—	—	—	—	(755)	(755)	—
Other comprehensive loss	—	—	—	(5)	—	(5)	2
Other differential membership interests activity	—	—	—	—	—	—	65
Other	(1)	—	(15)	(1)	(1)	(17)	37
Balances, March 31, 2021	1,961	$20	$11,183	$(98)	$26,273	$37,378	$8,352	$45,730
———————————————
(a)Dividends per share were $0.385 for the three months ended March 31, 2021.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	Aggregate Par Value
Balances, December 31, 2019	1,956	$20	$11,955	$(169)	$25,199	$37,005	$4,355	$41,360	$487
Net income (loss)	—	—	—	—	421	421	(112)		(1)
Premium on equity units	—	—	(253)	—	—	(253)	—		—
Share-based payment activity	2	—	4	—	—	4	—		—
Dividends on common stock(a)	—	—	—	—	(685)	(685)	—		—
Other comprehensive loss	—	—	—	(33)	—	(33)	(6)		—
Issuances cost of common stock/ equity units - net	—	—	(51)	—	—	(51)	—		—
Impact of disposal of a business(b)	—	—	—	10	—	10	—		—
Adoption of accounting standards(c) updates	—	—	—	—	(11)	(11)	—		—
Other differential membership interests activity	—	—	(2)	—	—	(2)	219		(248)
Other	—	—	—	—	(2)	(2)	16		—
Balances, March 31, 2020	1,958	$20	$11,653	$(192)	$24,922	$36,403	$4,472	$40,875	$238
———————————————
(a)Dividends per share were $0.35 for the three months ended March 31, 2020.
(b)See Note 11 - Disposal of a Business.
(c)See Note 11 - Measurement of Credit Losses on Financial Instruments.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020(a)
OPERATING REVENUES	$2,970	$2,868
OPERATING EXPENSES
Fuel, purchased power and interchange	772	697
Other operations and maintenance	385	380
Depreciation and amortization	339	470
Taxes other than income taxes and other – net	360	347
Total operating expenses - net	1,856	1,894
OPERATING INCOME	1,114	974
OTHER INCOME (DEDUCTIONS)
Interest expense	(155)	(167)
Allowance for equity funds used during construction	27	22
Other – net	—	1
Total other deductions - net	(128)	(144)
INCOME BEFORE INCOME TAXES	986	830
INCOME TAXES	209	148
NET INCOME(b)	$777	$682
_______________________
(a)Amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 5 - Merger of FPL and Gulf Power Company.
(b)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2021	December 31, 2020(a)
ASSETS
Current assets:
Cash and cash equivalents	$44	$25
Customer receivables, net of allowances of $23 and $44, respectively	1,042	1,141
Other receivables	343	405
Materials, supplies and fossil fuel inventory	914	899
Regulatory assets	382	360
Other	198	182
Total current assets	2,923	3,012
Other assets:
Electric utility plant and other property - net	54,918	53,879
Special use funds	5,517	5,347
Prepaid benefit costs	1,576	1,550
Regulatory assets	3,395	3,399
Goodwill	2,989	2,989
Other	779	825
Total other assets	69,174	67,989
TOTAL ASSETS	$72,097	$71,001
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$618	$1,551
Other short-term debt	200	200
Current portion of long-term debt	354	354
Accounts payable	992	874
Customer deposits	468	468
Accrued interest and taxes	482	300
Accrued construction-related expenditures	461	423
Regulatory liabilities	223	224
Other	678	948
Total current liabilities	4,476	5,342
Other liabilities and deferred credits:
Long-term debt	17,067	16,882
Asset retirement obligations	1,894	1,871
Deferred income taxes	6,651	6,519
Regulatory liabilities	10,431	10,600
Other	538	559
Total other liabilities and deferred credits	36,581	36,431
TOTAL LIABILITIES	41,057	41,773
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	19,271	18,236
Retained earnings	10,396	9,619
TOTAL EQUITY	31,040	29,228
TOTAL LIABILITIES AND EQUITY	$72,097	$71,001
_______________________
(a)Amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 5 - Merger of FPL and Gulf Power Company.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$777	$682
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	339	470
Nuclear fuel and other amortization	43	43
Deferred income taxes	175	218
Cost recovery clauses and franchise fees	(86)	(10)
Other – net	(101)	(25)
Changes in operating assets and liabilities:
Current assets	132	23
Noncurrent assets	(11)	(12)
Current liabilities	16	(78)
Noncurrent liabilities	(10)	(31)
Net cash provided by operating activities	1,274	1,280
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,520)	(1,728)
Nuclear fuel purchases	(25)	(42)
Proceeds from sale or maturity of securities in special use funds	1,001	657
Purchases of securities in special use funds	(1,032)	(666)
Other – net	1	(13)
Net cash used in investing activities	(1,575)	(1,792)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including discounts	184	1,558
Retirements of long-term debt	—	(285)
Net change in commercial paper	(932)	(1,100)
Capital contributions from NEE	1,035	1,600
Other – net	(8)	(18)
Net cash provided by financing activities	279	1,755
Net increase (decrease) in cash, cash equivalents and restricted cash	(22)	1,243
Cash, cash equivalents and restricted cash at beginning of period	160	264
Cash, cash equivalents and restricted cash at end of period	$138	$1,507
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	826	637
_______________________
(a)Amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 5 - Merger of FPL and Gulf Power Company.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2020(a)	$1,373	$18,236	$9,619	$29,228
Net income	—	—	777
Capital contributions from NEE	—	1,035	—
Balances, March 31, 2021	$1,373	$19,271	$10,396	$31,040

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2019(a)	$1,373	$15,485	$8,939	$25,797
Net income(a)	—	—	682
Capital contributions from NEE(a)	—	1,600	—
Balances, March 31, 2020(a)	$1,373	$17,085	$9,621	$28,079
_______________________
(a)Amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 5 - Merger of FPL and Gulf Power Company.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2020 Form 10-K. In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. FPL amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 5 - Merger of FPL and Gulf Power Company. The results of operations for an interim period generally will not give a true indication of results for the year. Prior year's share and share-based data have been retrospectively adjusted to reflect the four-for-one split of NEE common stock effective October 26, 2020 (2020 stock split). See Note 10 - Earnings Per Share.

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $4.0 billion ($3.0 billion at FPL) and $3.9 billion ($2.9 billion at FPL) for the three months ended March 31, 2021 and 2020, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar. During the three months ended March 31, 2021, NEER did not recognize approximately $180 million of revenue related to reimbursable expenses from a counterparty that are deemed not probable of collection. These reimbursable expenses arose from the impact of severe prolonged winter weather in Texas in February 2021. These determinations were made based on assessments of the counterparty's creditworthiness and NEER's ability to collect.
FPL - FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. Retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At March 31, 2021 and December 31, 2020, FPL's unbilled revenues amounted to approximately $466 million and $454 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of March 31, 2021, FPL expects to record approximately $420 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER - NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2021 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales associated with ISO annual auctions through 2025 and certain power purchase agreements with maturity dates through 2034. At March 31, 2021, NEER expects to record approximately $810 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

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
Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value. At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the applicable fuel clause. For NEE's non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives' fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income. Settlement gains and losses are included within the line items in the condensed consolidated statements of income to which they relate. Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income. For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Settlements related to derivative instruments are primarily recognized in net cash provided by operating activities in NEE's and FPL's condensed consolidated statements of cash flows.
For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. In addition, for the three months ended March 31, 2020, NEE reclassified from AOCI approximately $23 million ($3 million after tax) to gains on disposal of businesses/assets - net (see Note 11 - Disposal of a Business) because it became probable that related future transactions being hedged would not occur. At March 31, 2021, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $7 million of net losses included in AOCI at March 31, 2021 are expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at March 31, 2021 and December 31, 2020, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2021
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$775	$1,893	$1,499	$(2,197)	$1,970
Interest rate contracts	$—	$218	$—	$(69)	149
Foreign currency contracts	$—	$35	$—	$(40)	(5)
Total derivative assets					$2,114

FPL - commodity contracts	$—	$1	$2	$(1)	$2

Liabilities:
NEE:
Commodity contracts	$858	$1,639	$342	$(2,176)	$663
Interest rate contracts	$—	$418	$—	$(69)	349
Foreign currency contracts	$—	$60	$—	$(40)	20
Total derivative liabilities					$1,032

FPL - commodity contracts	$—	$5	$4	$(1)	$8

Net fair value by NEE balance sheet line item:
Current derivative assets					$496
Noncurrent derivative assets(b)					1,618
Total derivative assets					$2,114
Current derivative liabilities(c)					$437
Noncurrent derivative liabilities					595
Total derivative liabilities					$1,032

Net fair value by FPL balance sheet line item:
Current other assets					$2
Current other liabilities					$8
———————————————
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
(b)Reflects the netting of approximately $66 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $45 million in margin cash collateral paid to counterparties.

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
———————————————
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

At March 31, 2021 and December 31, 2020, NEE had approximately $5 million and $6 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at March 31, 2021 and December 31, 2020, NEE had approximately $401 million and $315 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at March 31, 2021 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	March 31, 2021		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts - power	$703	$92	Discounted cash flow	Forward price (per MWh)	$1	—	$133	$30
Forward contracts - gas	277	34	Discounted cash flow	Forward price (per MMBtu)	$1	—	$8	$3
Forward contracts - congestion	23	5	Discounted cash flow	Forward price (per MWh)	$(8)	—	$75	$—
Options - power	38	9	Option models	Implied correlations	39%	—	85%	54%
				Implied volatilities	7%	—	236%	59%
Options - primarily gas	137	120	Option models	Implied correlations	39%	—	85%	54%
				Implied volatilities	16%	—	115%	29%
Full requirements and unit contingent contracts	295	70	Discounted cash flow	Forward price (per MWh)	$5	—	$318	$50
				Customer migration rate(b)	—%	—	49%	1%
Forward contracts - other	26	12
Total	$1,499	$342
———————————————
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2021		2020
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$1,374	$(1)	$1,207	$(8)
Realized and unrealized gains (losses):
Included in earnings(a)	(130)	—	387	—
Included in regulatory assets and liabilities	(2)	(2)	(2)	(2)
Purchases	38	—	81	—
Sales(b)	—	—	114	—
Settlements	(89)	1	(206)	1
Issuances	(21)	—	(32)	—
Transfers out(c)	(13)	—	(30)	—
Fair value of net derivatives based on significant unobservable inputs at March 31	$1,157	$(2)	$1,519	$(9)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(d)	$(125)	$—	$308	$—
———————————————
(a)For the three months ended March 31, 2021 and 2020, realized and unrealized gains (losses) of approximately $(130) million and $405 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.
(b)See Note 11 - Disposal of a Business.
(c)Transfers from Level 3 to Level 2 were a result of increased observability of market data.
(d)For the three months ended March 31, 2021 and 2020, unrealized gains (losses) of approximately $(125) million and $319 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2021	2020
	(millions)
Commodity contracts(a) - operating revenues	$(488)	$625
Foreign currency contracts - interest expense	(40)	(79)
Interest rate contracts - interest expense	747	(905)
Losses reclassified from AOCI:
Interest rate contracts(b)	(1)	(25)
Foreign currency contracts - interest expense	(1)	(1)
Total	$217	$(385)
———————————————
(a)For the three months ended March 31, 2021 and 2020, FPL recorded losses of approximately $7 million and $3 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.
(b)For the three months ended March 31, 2020, approximately $23 million was reclassified to gains on disposal of businesses/assets - net (see Note 11 - Disposal of a Business); remaining balances were reclassified to interest expense on NEE's condensed consolidated statements of income.

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

	March 31, 2021				December 31, 2020
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(104)	MWh	—		(90)	MWh	—
Natural gas	(811)	MMBtu	241	MMBtu	(607)	MMBtu	87	MMBtu
Oil	(23)	barrels	—		(6)	barrels	—

At March 31, 2021 and December 31, 2020, NEE had interest rate contracts with a net notional amount of approximately $10.5 billion and $10.5 billion, respectively, and foreign currency contracts with a net notional amount of approximately $1.0 billion and $1.0 billion, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At March 31, 2021 and December 31, 2020, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.5 billion ($8 million for FPL) and $1.9 billion ($3 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $100 million (none at FPL) at March 31, 2021 and $80 million (none at FPL) at December 31, 2020. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.2 billion ($35 million at FPL) at March 31, 2021 and $1.2 billion ($75 million at FPL) at December 31, 2020. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $385 million ($85 million at FPL) at March 31, 2021 and $880 million ($75 million at FPL) at December 31, 2020.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At March 31, 2021 and December 31, 2020, applicable NEE subsidiaries have posted approximately $3 million (none at FPL) and $2 million (none at FPL), respectively, in cash, and $111 million (none at FPL) and $66 million (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
3.  Non-Derivative Fair Value Measurements

Non-derivative fair value measurements consist of NEE’s and FPL’s cash equivalents and restricted cash equivalents, special use funds and other investments. The fair value of these financial assets is determined by using the valuation techniques and inputs as described in Note 2 – Fair Value Measurements of Derivative Instruments as well as below.

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

Recurring Non-Derivative Fair Value Measurements - NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2021
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE - equity securities	$699	$—		$—	$699
FPL - equity securities	$97	$—		$—	$97
Special use funds:(b)
NEE:
Equity securities	$2,329	$2,650	(c)	$—	$4,979
U.S. Government and municipal bonds	$712	$63		$—	$775
Corporate debt securities	$1	$829		$—	$830
Mortgage-backed securities	$—	$434		$—	$434
Other debt securities	$—	$139		$—	$139
FPL:
Equity securities	$791	$2,405	(c)	$—	$3,196
U.S. Government and municipal bonds	$558	$47		$—	$605
Corporate debt securities	$—	$618		$—	$618
Mortgage-backed securities	$—	$328		$—	$328
Other debt securities	$—	$126		$—	$126
Other investments:(d)
NEE:
Equity securities	$70	$—		$—	$70
Debt securities	$104	$120		$15	$239
FPL - equity securities	$12	$—		$—	$12

———————————————
(a)Includes restricted cash equivalents of approximately $85 million ($84 million for FPL) in current other assets and $9 million ($9 million for FPL) in noncurrent other assets on the condensed consolidated balance sheets.
(b)Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.
(c)Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.
(d)Included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2020
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE - equity securities	$742	$—		$—	$742
FPL - equity securities	$137	$—		$—	$137
Special use funds:(b)
NEE:
Equity securities	$2,237	$2,489	(c)	$—	$4,726
U.S. Government and municipal bonds	$590	$127		$—	$717
Corporate debt securities	$1	$870		$—	$871
Mortgage-backed securities	$—	$422		$—	$422
Other debt securities	$—	$124		$—	$124
FPL:
Equity securities	$752	$2,260	(c)	$—	$3,012
U.S. Government and municipal bonds	$449	$87		$—	$536
Corporate debt securities	$—	$627		$—	$627
Mortgage-backed securities	$—	$335		$—	$335
Other debt securities	$—	$119		$—	$119
Other investments:(d)
NEE:
Equity securities	$62	$—		$—	$62
Debt securities	$91	$127		$—	$218
FPL - equity securities	$12	$—		$—	$12
———————————————
(a)Includes restricted cash equivalents of approximately $111 million ($91 million for FPL) in current other assets and $42 million ($42 million for FPL) in noncurrent other assets on the condensed consolidated balance sheets.
(b)Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.
(c)Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.
(d)Included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets.

Contingent Consideration - At March 31, 2021, NEER had approximately $264 million of contingent consideration liabilities which are included in noncurrent other liabilities on NEE's condensed consolidated balance sheet. The liabilities relate to contingent consideration for the completion of capital expenditures for future development projects in connection with the acquisition of GridLiance Holdco, LP and GridLiance GP, LLC (see Note 5 - GridLiance). NEECH guarantees the contingent consideration obligations under the GridLiance acquisition agreements. Significant inputs and assumptions used in the fair value measurement, some of which are Level 3 and require judgement, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates.

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2021			December 31, 2020
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$853	$854		$919	$920
Other investments(b)	$28	$28		$29	$29
Long-term debt, including current portion	$49,902	$53,173	(c)	$46,082	$51,525	(c)
FPL:
Special use funds(a)	$644	$645		$718	$719
Long-term debt, including current portion	$17,421	$19,859	(c)	$17,236	$21,178	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Included in noncurrent other assets on NEE's condensed consolidated balance sheets.
(c)At March 31, 2021 and December 31, 2020, substantially all is Level 2 for NEE and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $7,934 million and $7,703 million at March 31, 2021 and December 31, 2020, respectively ($5,441 million and $5,271 million, respectively, for FPL), and FPL's storm fund assets of $76 million and $76 million at March 31, 2021 and December 31, 2020, respectively. The investments held in the special use funds consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $2,134 million and $2,009 million at March 31, 2021 and December 31, 2020, respectively ($1,642 million and $1,521 million, respectively, for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2021 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at March 31, 2021 of approximately one year. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains (losses) recognized on equity securities held at March 31, 2021 and 2020 are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(millions)
Unrealized gains (losses)	$247	$(808)	$161	$(502)

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(millions)
Realized gains	$18	$30	$12	$25
Realized losses	$14	$17	$13	$15
Proceeds from sale or maturity of securities	$548	$738	$390	$607

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(millions)
Unrealized gains	$72	$134	$56	$104
Unrealized losses(a)	$29	$9	$21	$9
Fair value	$747	$201	$537	$150
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at March 31, 2021 and December 31, 2020 were not material to NEE or FPL.

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

4.  Income Taxes

NEE's effective income tax rate for the three months ended March 31, 2021 and 2020 was approximately 14.3% and (321.9)%, respectively. NEE's effective income tax rate is based on the composition of pre-tax income and, for the three months ended March 31, 2020, primarily reflects the impact of unfavorable changes in the fair value of interest rate derivative instruments and equity securities held in NEER's nuclear decommissioning funds, and the gain on the sale of the Spain solar projects that was not taxable for federal and state income tax purposes (see Note 11 - Disposal of a Business). State income taxes for the three months ended March 31, 2021 reflect state tax benefits associated with financial impacts from the severe prolonged winter weather in Texas in February 2021.

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	0.8	(61.0)	4.4	4.3
Taxes attributable to noncontrolling interests	2.0	32.7	—	—
PTCs and ITCs - NEER	(5.0)	(86.5)	—	—
Amortization of deferred regulatory credit	(1.9)	(55.5)	(3.4)	(4.8)
Foreign operations	0.2	(76.9)	—	—
Other - net	(2.8)	(95.7)	(0.8)	(2.7)
Effective income tax rate	14.3%	(321.9)%	21.2%	17.8%

NEE recognizes PTCs as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year. NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the expected value of most wind projects and a fundamental component of such wind projects' results of operations. PTCs, as well as ITCs, can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by the roll off of PTCs after ten years of production.

5. Acquisitions

Merger of FPL and Gulf Power Company - On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However, FPL will continue to be regulated as two separate ratemaking entities until the FPSC approves consolidation of the FPL segment and Gulf Power rates and tariffs. The FPL segment and Gulf Power will continue to be separate operating segments of NEE as well as FPL through 2021. See Note 13. As a result of the merger, FPL acquired assets of approximately $6.7 billion, primarily relating to property, plant and equipment of approximately $4.9 billion and regulatory assets of $1.2 billion, and assumed liabilities of approximately $3.9 billion, including $1.8 billion of debt, primarily long-term debt, $729 million of deferred income taxes and $566 million of regulatory liabilities. Additionally, goodwill of approximately $2.7 billion and purchase accounting adjustments associated with the 2019 Gulf Power Company acquisition by NEE were transferred to FPL from NEE Corporate and Other. The assets acquired and liabilities assumed by FPL were at carrying amounts as the merger was between entities under common control.

GridLiance - On March 31, 2021, a wholly owned subsidiary of NEET acquired GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance), which owns and operates three FERC-regulated transmission utilities with approximately 700 miles of high-voltage transmission lines across six states, five in the Midwest and Nevada. The purchase price included approximately $502 million in cash consideration, and the assumption of approximately $175 million of debt, excluding post-closing adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. The approval by the FERC of GridLiance’s rates, which is intended to allow GridLiance to collect total revenues equal to GridLiance's costs for the development, financing, construction, operation and maintenance of GridLiance, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of GridLiance's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $389 million, primarily relating to property, plant and equipment, and assumed liabilities of approximately $222 million, primarily relating to long-term debt. The acquisition agreements are subject to earn-out provisions for additional payments, valued at approximately $264 million at March 31, 2021, to be made upon the completion of capital expenditures for future development projects (see Note 3 - Contingent Consideration). The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $599 million of goodwill which has been recognized on NEE's condensed consolidated balance sheet at March 31, 2021, of which approximately $597 million is expected to be deductible for tax purposes. Goodwill associated with the GridLiance acquisition is reflected within NEER and, for impairment testing, is included in the rate-regulated transmission reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses. The valuation of the acquired net assets is subject to change as additional information related to the estimates is obtained during the measurement period.

6.  NEP

NextEra Energy Resources provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At March 31, 2021 and December 31, 2020, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $84 million and $10 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $33 million and $28 million for the three months ended March 31, 2021 and 2020, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $68 million and $68 million are included in other receivables and $33 million and $32 million are included in noncurrent other assets at March 31, 2021 and December 31, 2020, respectively. Under the CSCS agreement, NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $577 million at March 31, 2021 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2021 to 2059 and included certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At March 31, 2021, approximately $32 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

Summarized financial information of NEP is as follows:

	Three Months Ended March 31,
	2021	2020
	(millions)
Operating revenues	$246	$212
Operating income	$78	$49
Net income (loss)	$571	$(720)
Net income (loss) attributable to NEP	$202	$(222)

7.  Variable Interest Entities (VIEs)

NEER - At March 31, 2021, NEE consolidates 40 VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

NextEra Energy Resources consolidates two VIEs, which own and operate natural gas electric generation facilities with the capability of producing 1,450 MW. These entities sell their electric output to third parties under power sales contracts with expiration dates in 2021 and 2031. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The assets and liabilities of these VIEs were approximately $184 million and $24 million, respectively, at March 31, 2021 and $188 million and $22 million, respectively, at December 31, 2020. At March 31, 2021 and December 31, 2020, the assets of these VIEs consisted primarily of property, plant and equipment.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Three indirect subsidiaries of NextEra Energy Resources have an approximately 50% ownership interest in five entities which own and operate solar photovoltaic (PV) facilities with the capability of producing a total of approximately 409 MW. Each of the three subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These five entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2042. The five entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $756 million and $573 million, respectively, at March 31, 2021 and $751 million and $607 million, respectively, at December 31, 2020. At March 31, 2021 and December 31, 2020, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE that is constructing an approximately 280-mile electricity transmission line. A NEET subsidiary is the primary beneficiary and controls the most significant activities during the construction period, including controlling the construction budget. NEET is entitled to receive 50% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $501 million and $91 million, respectively, at March 31, 2021, and $423 million and $68 million, respectively, at December 31, 2020. At March 31, 2021 and December 31, 2020, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and accounts payable.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind generation facilities and solar PV facilities which have the capacity of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1.6 billion and $0.1 billion, respectively, at March 31, 2021, and $1.6 billion and $0.4 billion, respectively, at December 31, 2020. At March 31, 2021 and December 31, 2020, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and accounts payable.

The other 33 NextEra Energy Resources VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 10,513 MW and 778 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $16.2 billion and $1.4 billion, respectively, at March 31, 2021, and $16.2 billion and $1.7 billion, respectively, at December 31, 2020. At March 31, 2021 and December 31, 2020, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable.

Other - At March 31, 2021 and December 31, 2020, several NEE subsidiaries had investments totaling approximately $4,025 million ($3,399 million at FPL) and $3,704 million ($3,124 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $4,267 million and $3,932 million at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, subsidiaries of NEE had commitments to invest additional amounts in five of the entities. Such commitments are included in the NEER amounts in the table in Note 12 - Contracts.

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

The components of net periodic income for the plans are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(millions)
Service cost	$22	$21	$1	$—
Interest cost	16	23	1	2
Expected return on plan assets	(85)	(80)	—	—
Amortization of actuarial loss	6	4	1	1
Amortization of prior service benefit	—	—	(4)	(4)
Special termination benefits(a)	—	2	—	—
Net periodic income at NEE	$(41)	$(30)	$(1)	$(1)
Net periodic income allocated to FPL	$(27)	$(21)	$(1)	$(1)
_________________________
(a) Reflects enhanced early retirement benefit.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9.  Debt

Significant long-term debt issuances and borrowings during the three months ended March 31, 2021 were as follows:

	Principal Amount	Interest Rate		Maturity Date
	(millions)
FPL:
Senior unsecured notes	$184	Variable	(a)(b)	2071
NEECH:
Debentures	$2,150	Variable	(a)	2023
Debentures	$2,000	0.65%		2023
Term loan	$200	Variable	(a)	2024
———————————————
(a)Variable rate is based on an underlying index plus or minus a specified margin.
(b)Allows individual noteholders to require repayment at specified dates prior to maturity.

See Note 5 - Merger of FPL and Gulf Power Company and - GridLiance regarding the assumption of debt during the quarter ended March 31, 2021.

10. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended March 31,
	2021	2020
	(millions, except per share amounts)
Numerator - net income attributable to NEE(a)	$1,666	$421
Denominator:
Weighted-average number of common shares outstanding - basic	1,961.6	1,957.0
Equity units, stock options, performance share awards and restricted stock(b)	11.4	10.0
Weighted-average number of common shares outstanding - assuming dilution	1,973.0	1,967.0
Earnings per share attributable to NEE:
Basic	$0.85	$0.21
Assuming dilution	$0.84	$0.21
———————————————
(a)The NEP Series A convertible preferred units and the NEP senior unsecured convertible notes issued in 2017 were both antidilutive for the three months ended March 31, 2020. The NEP senior unsecured convertible notes issued in 2020 were not materially dilutive for the three months ended March 31, 2021.
(b)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 58.4 million and 24.7 million for the three months ended March 31, 2021 and 2020, respectively.

On September 14, 2020, NEE's board of directors approved a four-for-one split of NEE common stock effective October 26, 2020. NEE's authorized common stock increased from 800 million to 3.2 billion shares. Prior year's share and share-based data included in NEE's condensed consolidated financial statements have been retrospectively adjusted to reflect the 2020 stock split.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2021
Balances, December 31, 2020	$8		$20		$(75)		$(49)	$4	$(92)
Other comprehensive income (loss) before reclassifications	—		(8)		—		6	—	(2)
Amounts reclassified from AOCI	2	(a)	(3)	(b)	1	(c)	—	—	—
Net other comprehensive income (loss)	2		(11)		1		6	—	(2)
Less other comprehensive income (loss) attributable to noncontrolling interests	—		—		—		(2)	—	(2)
Balances, March 31, 2021	$10		$9		$(74)		$(45)	$4	$(96)
Attributable to noncontrolling interests	$—		$—		$—		$2	$—	$2
Attributable to NEE	$10		$9		$(74)		$(47)	$4	$(98)
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.
(c)Reclassified to other net periodic benefit income in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation		Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2020
Balances, December 31, 2019	$(27)		$11		$(114)		$(42)		$3	$(169)
Other comprehensive income (loss) before reclassifications	—		(8)		—		(35)		—	(43)
Amounts reclassified from AOCI	2	(a)	(1)	(b)	3	(c)	—		—	4
Net other comprehensive income (loss)	2		(9)		3		(35)		—	(39)
Impact of disposal of a business	23	(d)	—		—		(13)	(d)	—	10
Balances, March 31, 2020	$(2)		$2		$(111)		$(90)		$3	$(198)
Attributable to noncontrolling interests	$—		$—		$—		$(6)		$—	$(6)
Attributable to NEE	$(2)		$2		$(111)		$(84)		$3	$(192)
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.
(c)Reclassified to other net periodic benefit income in NEE's condensed consolidated statements of income.
(d)Reclassified to gains on disposal of businesses/assets - net and interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments. See Note 11 - Disposal of a Business.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11.  Summary of Significant Accounting and Reporting Policies

FPL 2021 Base Rate Proceeding - On March 12, 2021, FPL filed a petition with the FPSC requesting, among other things, approval of a four-year rate plan that would begin in January 2022 (proposed four-year rate plan) replacing the current base rate settlement agreement that has been in place since 2017 (2016 rate agreement). As Gulf Power Company legally merged into FPL on January 1, 2021, the proposed four-year rate plan set forth in the petition includes the total revenue requirements of the combined utility system, reflecting the legal and operational consolidation of Gulf Power Company into FPL. The proposed four-year rate plan consists of, among other things: (i) an increase to base annual revenue requirements of approximately $1,108 million effective January 2022; (ii) a subsequent increase of approximately $607 million effective January 2023; (iii) a SoBRA mechanism to recover, subject to FPSC review, the revenue requirements of up to 894 MW of solar projects in 2024 and up to 894 MW in 2025 (preliminary estimate is that it would result in base rate adjustments of approximately $140 million in 2024 and $140 million in 2025 assuming the full amount of new solar capacity allowed under the proposed SoBRA mechanism was constructed). The plan also requests the continuation of the reserve surplus amortization mechanism and the storm cost recovery mechanism that are part of the 2016 rate agreement. Under this proposed four-year rate plan, FPL commits that if its requested base rate adjustments are approved, it will not request additional general base rate increases that would be effective before January 2026. FPL’s requested increases are based on a regulatory ROE of 11.50%, which includes a 50 basis point incentive for superior performance. In the event the FPSC declines to approve FPL’s proposed four-year rate plan, FPL's petition includes requests for approval of a two-year combined utility rate plan or a two-year separate utility rate plan. Testimony and exhibits of FPL witnesses, minimum filing requirements supporting the 2022 and 2023 general base rate increases and charges and other supporting schedules were also filed with the FPSC. Hearings on the base rate proceeding are scheduled during the third quarter of 2021 and a final decision is expected in the fourth quarter of 2021.

Regulatory Assets of Gulf Power - In March 2021, the FPSC approved a request to establish regulatory assets of approximately $462 million for the unrecovered investment in Plant Crist and to defer the recovery of the regulatory assets until base rates are reset in the general base rate proceeding discussed above. The amount and recovery period are subject to FPSC prudence review.

In March 2021, the FPSC approved a request to begin recovering eligible storm restoration costs, which are currently estimated at approximately $187 million, related to Hurricane Sally through an interim surcharge effective March 2, 2021, with the amount collected subject to refund based on an FPSC prudence review.

Restricted Cash - At March 31, 2021 and December 31, 2020, NEE had approximately $703 million ($94 million for FPL) and $441 million ($135 million for FPL), respectively, of restricted cash, of which approximately $669 million ($84 million for FPL) and $374 million ($93 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and margin cash collateral requirements. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $60 million is netted against derivative assets and $45 million is netted against derivative liabilities at March 31, 2021 and $183 million is netted against derivative assets and $136 million is netted against derivative liabilities at December 31, 2020. See Note 2.
Disposal of a Business - In February 2020, a subsidiary of NextEra Energy Resources completed the sale of its ownership interest in two solar generation facilities located in Spain with a total generating capacity of 99.8 MW, which resulted in net cash proceeds of approximately €111 million (approximately $121 million). In connection with the sale, a gain of approximately $260 million (pretax and after tax) was recorded in NEE's condensed consolidated statements of income for the three months ended March 31, 2020 and is included in gains on disposal of businesses/assets - net.

Allowance for Doubtful Accounts and Bad Debt - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is estimated using a percentage, derived from historical revenue and write-off trends, of the previous four months of revenue and includes estimates of credit and other losses based on both current events and forecasts. NEER regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of accounts receivable based on the historical bad debt write-off trends for its retail electricity provider operations, as well as includes estimates for credit and other losses based on both current events and forecasts. When necessary, NEER uses the specific identification method for all other receivables.

Credit Losses - NEE's credit department monitors current and forward credit exposure to counterparties and their affiliates. Prospective and existing customers are reviewed for creditworthiness based on established standards and credit quality indicators. Credit quality indicators and standards that are closely monitored include credit ratings, certain financial ratios and delinquency trends which are based off the latest available information. Customers not meeting minimum standards provide various credit enhancements or secured payment terms, such as letters of credit, the posting of margin cash collateral or use of master netting arrangements.

For the three months ended March 31, 2021 and 2020, NEE recorded approximately $152 million and $11 million of bad debt expense, including credit losses, which are included in other operations and maintenance in NEE’s condensed consolidated statements of income. The amount for the three months ended March 31, 2021 primarily relates to credit losses at NEER driven

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
by the operational and energy market impacts of severe prolonged winter weather in Texas in February 2021. The estimate for credit losses related to the impacts of the weather event was developed based on NEE’s assessment of the ultimate collectability of these receivables under potential workout scenarios.

Measurement of Credit Losses on Financial Instruments - Effective January 1, 2020, NEE and FPL adopted an accounting standards update that provides for a new methodology, the current expected credit loss (CECL) model, to account for credit losses for certain financial assets measured at amortized cost. On January 1, 2020, NEE recorded a reduction to retained earnings of approximately $11 million representing the cumulative effect of adopting the new standards update, which primarily related to the impact of applying the CECL model to NEER's receivables. The impact of adopting the new standards update was not material to FPL. See also Note 3 - Special Use Funds.

Property Plant and Equipment - Property, plant and equipment consists of the following:

	NEE		FPL
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(millions)
Electric plant in service and other property	$107,395	$105,860	$64,018	$62,963
Nuclear fuel	1,657	1,604	1,178	1,143
Construction work in progress	12,192	10,639	5,561	5,361
Property, plant and equipment, gross	121,244	118,103	70,757	69,467
Accumulated depreciation and amortization	(26,940)	(26,300)	(15,839)	(15,588)
Property, plant and equipment – net	$94,304	$91,803	$54,918	$53,879

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
12.  Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures for the FPL segment and Gulf Power include, among other things, the cost for construction of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects, the procurement of nuclear fuel and the cost to maintain existing rate-regulated transmission facilities, as well as equity contributions to joint ventures for the development and construction of natural gas pipeline assets and a rate-regulated transmission facility. Also see Note 3 - Contingent Consideration.

At March 31, 2021, estimated capital expenditures for the remainder of 2021 through 2025 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals) have been received were as follows:

	Remainder of 2021	2022	2023	2024	2025	Total
	(millions)
FPL Segment:
Generation:(a)
New(b)	$640	$880	$1,030	$1,050	$760	$4,360
Existing	880	1,155	1,005	945	695	4,680
Transmission and distribution(c)	3,035	3,665	3,575	3,925	4,300	18,500
Nuclear fuel	185	170	120	145	145	765
General and other	600	760	750	645	795	3,550
Total	$5,340	$6,630	$6,480	$6,710	$6,695	$31,855
Gulf Power	$705	$695	$625	$685	$685	$3,395
NEER:
Wind(d)	$1,755	$75	$30	$30	$20	$1,910
Solar(e)	1,445	660	190	10	10	2,315
Battery storage	195	—	—	—	—	195
Nuclear, including nuclear fuel	190	190	145	190	200	915
Natural gas pipelines(f)	360	150	5	—	—	515
Rate-regulated transmission	175	100	20	15	30	340
Other	580	115	100	75	65	935
Total	$4,700	$1,290	$490	$320	$325	$7,125
———————————————
(a)Includes AFUDC of approximately $60 million, $50 million, $35 million, $35 million and $25 million for the remainder of 2021 through 2025, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $40 million, $50 million, $40 million, $55 million and $45 million for the remainder of 2021 through 2025, respectively.
(d)Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 2,509 MW.
(e)Includes capital expenditures for new solar projects and related transmission totaling approximately 2,866 MW.
(f)Construction of natural gas pipelines are subject to certain conditions, including applicable regulatory approvals and in certain cases the resolution of legal challenges.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 6 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $288 million at March 31, 2021. These obligations primarily related to guaranteeing the residual value of a financing lease. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At March 31, 2021, NEER has entered into contracts with expiration dates ranging from late April 2021 through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines and a rate-regulated transmission facility. Approximately $4.2 billion of related commitments

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates ranging from late April 2021 through 2042.

The required capacity and/or minimum payments under contracts, including those discussed above, at March 31, 2021 were estimated as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter
	(millions)
FPL(a)	$780	$970	$955	$940	$890	$9,365
NEER(b)(c)(d)	$3,430	$955	$210	$210	$140	$1,785
———————————————
(a)Includes approximately $315 million, $415 million, $410 million, $410 million, $405 million and $6,360 million for the remainder of 2021 through 2025 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $103 million and $79 million for the three months ended March 31, 2021 and 2020, respectively, of which $26 million and $27 million, respectively, were eliminated in consolidation at NEE.
(b)Includes approximately $25 million, $70 million, $70 million, $70 million and $1,155 million for 2022 through 2025 and thereafter, respectively, of firm commitments related to a natural gas transportation agreement with a joint venture, in which NEER has a 31.5% equity investment, that is constructing a natural gas pipeline. These firm commitments are subject to the completion of construction of the pipeline, which is currently estimated to be in 2022.
(c)Includes approximately $50 million of commitments to invest in technology investments through 2029.
(d)Includes approximately $580 million, $10 million, $10 million, $10 million and $5 million for the remainder of 2021 through 2025, respectively, of joint obligations of NEECH and NEER.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $450 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $13.2 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $1.1 billion ($550 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $164 million ($82 million for FPL) per incident per year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $16 million, $41 million and $20 million, plus any applicable taxes, per incident, respectively.

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site (other than Duane Arnold) for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils,except for Duane Arnold which has a sublimit of $500 million for non-nuclear perils. NEE participates in co-insurance of 10% of the first $400 million of losses per site per occurrence. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $173 million ($106 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $4 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets. If either the FPL segment's or Gulf Power's future storm restoration costs exceed their respective storm and property insurance reserve, such storm restoration costs may be recovered, subject to prudence review by the FPSC, through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered from customers in the case of the FPL segment or Gulf Power, would be borne by NEE and FPL, and could have a material adverse effect on NEE's and FPL's financial condition, results of operations and liquidity.

Coronavirus Pandemic - NEE and FPL are closely monitoring the global outbreak of COVID-19 and are taking steps intended to mitigate the potential risks to NEE and FPL posed by COVID-19. NEE, including FPL, has implemented its pandemic plan, which includes putting in place various processes and procedures to limit the impact on its business, as well as the spread of the virus in its workforce. NEE and its subsidiaries, including FPL, have been able to access the capital markets. To date, there has been no material impact on NEE’s or FPL’s workforce, operations, financial performance, liquidity or on their supply chain as a result of COVID-19; however, the ultimate severity or duration of the outbreak or its effects on the global, national or local economy, the capital and credit markets, or NEE’s and FPL’s workforce, customers and suppliers are uncertain. NEE and FPL cannot predict whether COVID-19 will have a material impact on their businesses, financial condition, liquidity or results of operations.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

13.  Segment Information

The tables below present information for NEE's and FPL's segments. NEE's segments include its reportable segments, the FPL segment, a rate-regulated utility business, and NEER, which is comprised of competitive energy and rate-regulated transmission businesses, as well as an operating segment of NEE, Gulf Power, a rate-regulated utility business. FPL's reportable segments include the FPL segment and Gulf Power. See Note 5 - Merger of FPL and Gulf Power Company. Corporate and Other for each of NEE and FPL represents other business activities, such as purchase accounting adjustments for Gulf Power Company, and includes eliminating entries.

NEE's segment information is as follows:

	Three Months Ended March 31,
	2021						2020
	FPL Seg-ment	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL Seg-ment	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$2,623	$347	$781		$(25)	$3,726	$2,540	$328	$1,773		$(28)	$4,613
Operating expenses - net	$1,580	$276	$1,172		$43	$3,071	$1,625	$270	$980		$30	$2,905
Net income (loss) attributable to NEE	$720	$57	$491	(b)	$398	$1,666	$642	$40	$318	(b)	$(579)	$421
———————————————
(a)Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)See Note 4 for a discussion of NEER's tax benefits related to PTCs.

	March 31, 2021					December 31, 2020
	FPL Segment	Gulf Power	NEER	Corporate and Other	NEE Consoli- dated	FPL Segment	Gulf Power	NEER	Corporate and Other	NEE Consoli- dated
					(millions)
Total assets	$62,708	$6,732	$59,318	$3,683	$132,441	$61,610	$6,725	$55,633	$3,716	$127,684

FPL's segment information is as follows:

	Three Months Ended March 31,
	2021				2020
	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated
				(millions)
Operating revenues	$2,623	$347	$—	$2,970	$2,540	$328	$—	$2,868
Operating expenses - net	$1,580	$276	$—	$1,856	$1,625	$270	$(1)	$1,894
Net income	$720	$57	$—	$777	$642	$40	$—	$682

	March 31, 2021				December 31, 2020
	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated
				(millions)
Total assets	$62,708	$6,732	$2,657	$72,097	$61,610	$6,725	$2,666	$71,001

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than 5.6 million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2020 MWh produced on a net generation basis. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, the FPL segment and NEER, as well as an operating segment of NEE, Gulf Power, which was acquired by NEE in January 2019 and merged into FPL on January 1, 2021 (see Note 5 - Merger of FPL and Gulf Power Company), and Corporate and Other, which is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries. Prior year's share-based data included in Management's Discussion has been retrospectively adjusted to reflect the 2020 stock split. See Note 10 - Earnings Per Share. The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2020 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year periods.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(millions)
FPL Segment	$720	$642	$0.37	$0.33
Gulf Power	57	40	0.03	0.02
NEER(a)	491	318	0.25	0.16
Corporate and Other	398	(579)	0.19	(0.30)
NEE	$1,666	$421	$0.84	$0.21
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended March 31,
	2021	2020
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$367	$(717)
Differential membership interests-related – NEER	$(23)	$(25)
NEP investment gains, net – NEER	$(51)	$(36)
Gain on disposal of a business – NEER(b)	$—	$258
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net – NEER	$43	$(229)
———————————————
(a)    For the three months ended March 31, 2021 and 2020, approximately $76 million and $179 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended March 31, 2021 was higher than the prior year period by $1,245 million reflecting higher results at Corporate and Other, NEER, the FPL segment and Gulf Power.

FPL's net income increased by $95 million for the three months ended March 31, 2021 primarily reflecting $78 million higher results at the FPL segment and $17 million higher results at Gulf Power. The FPL segment's increase in net income for the three months ended March 31, 2021 was primarily driven by continued investments in plant in service and other property. Gulf Power's increase in net income for the three months ended March 31, 2021 was primarily driven by reductions in other operating and maintenance expenses.

NEER's results increased for the three months ended March 31, 2021 primarily reflecting favorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds compared to 2020, favorable non-qualifying hedge activity compared to 2020 and higher earnings on new investments, partly offset by the absence of the 2020 gain on the sale of the Spain projects and lower earnings on existing generation assets.

Corporate and Other's results increased for the three months ended March 31, 2021 primarily due to favorable non-qualifying hedge activity.

NEE's effective income tax rates for the three months ended March 31, 2021 and 2020 were approximately 14% and (322)%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

NEE and FPL are closely monitoring the global outbreak of COVID-19 and are taking steps intended to mitigate the potential risks to NEE and FPL posed by COVID-19. See Note 12 - Coronavirus Pandemic.

FPL: Results of Operations

The table below presents net income for FPL by reportable segment, the FPL segment and Gulf Power. On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However, FPL will continue to be regulated as two separate ratemaking entities until the FPSC approves consolidation of the FPL and Gulf Power rates and tariffs. The FPL segment and Gulf Power will continue to be separate operating segments of NEE as well as FPL, through 2021. See Note 5 - Merger of FPL and Gulf Power Company. Prior year FPL amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company. In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income
	Three Months Ended March 31,
	2021	2020
	(millions)
FPL Segment	$720	$642
Gulf Power	57	40
FPL	$777	$682

FPL Segment: Results of Operations

Investments in plant in service and other property grew the FPL segment's average retail rate base for the three months ended March 31, 2021 by approximately $3.9 billion, when compared to the same period in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization is permitted by the 2016 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of the FPL segment's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers. During the three months ended March 31, 2021 and 2020, the FPL segment recorded reserve amortization of approximately $316 million and $149 million, respectively. During both 2021 and 2020, the FPL segment earned an approximately 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of March 31, 2021 and March 31, 2020.

On March 12, 2021, FPL filed a petition with the FPSC requesting, among other things, approval of a four-year rate plan that would begin in January 2022 (proposed four-year rate plan) replacing the 2016 rate agreement. As Gulf Power Company legally merged into FPL on January 1, 2021, the proposed four-year rate plan set forth in the petition includes the total revenue requirements of the combined utility system, reflecting the legal and operational consolidation of Gulf Power Company into FPL. See Note 11 - FPL 2021 Base Rate Proceeding.

In March 2020, the FPSC approved the SolarTogether program, a voluntary community solar program that gives certain FPL electric customers an opportunity to participate directly in the expansion of solar energy and receive credits on their related monthly customer bill. The program includes the addition of 20 dedicated 74.5 MW solar power plants owned and operated by FPL. As of March 31, 2021, 15 of the 20 plants have been placed into service. The remainder of the plants are expected to be placed into service by mid-2021.

Operating Revenues
During the three months ended March 31, 2021, operating revenues increased $83 million. The increase for the three months ended March 31, 2021 primarily reflects higher fuel revenues of approximately $58 million primarily related to higher fuel and energy prices. Retail base revenues were flat during the three months ended March 31, 2021 as compared to the prior year period. Retail base revenues during the three months ended March 31, 2021 were impacted by a decrease of 3.0% in the average usage per retail customer, primarily related to unfavorable weather when compared to the prior year, and an increase of 1.4% in the average number of customer accounts.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense increased $57 million for the three months ended March 31, 2021 primarily reflecting higher fuel and energy prices.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $132 million during the three months ended March 31, 2021. During the three months ended March 31, 2021 and 2020, reserve amortization of approximately $316 million and $149 million, respectively, was recorded. Reserve amortization reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the condensed consolidated balance sheets. At March 31, 2021, approximately $578 million remains in accrued asset removal costs related to reserve amortization.

Gulf Power: Results of Operations

Gulf Power's net income increased $17 million for the three months ended March 31, 2021. Operating revenues increased $19 million for the three months ended March 31, 2021 primarily related to higher fuel revenues. Operating expenses - net increased $6 million for the three months ended March 31, 2021 primarily related to increases of $19 million in fuel, purchased power and interchange expense, partly offset by lower O&M expenses.

In March 2021, the FPSC approved a request to begin recovering eligible storm restoration costs related to Hurricane Sally. See Note 11 - Regulatory Assets of Gulf Power.

NEER: Results of Operations

NEER’s net income less net loss attributable to noncontrolling interests increased $173 million for the three months ended March 31, 2021. The primary drivers, on an after-tax basis, of the changes are in the following table.

Increase (Decrease) From Prior Year Period
Three Months Ended March 31, 2021
(millions)
New investments(a)	$77
Existing generation and storage assets(a)	(73)
Gas infrastructure(a)	48
Customer supply and proprietary power and gas trading(b)	(33)
Other	51
Change in non-qualifying hedge activity(c)	104
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	272
NEP investment gains, net(c)	(15)
Disposals of businesses/assets(d)	(258)
Increase in net income less net loss attributable to noncontrolling interests	$173
———————————————
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with PTCs and ITCs for wind, solar, and storage projects, as applicable, but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects and pipelines are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, are included in existing generation and storage assets and pipeline results are included in gas infrastructure beginning with the thirteenth month of operation or ownership.
(b)    Excludes allocation of interest expense and corporate general and administrative expenses.
(c)    See Overview - Adjusted Earnings for additional information.
(d)    Primarily relates to the sale of the Spain projects. See Note 11 - Disposal of a Business.

New Investments
Results from new investments for the three months ended March 31, 2021 increased primarily due to higher earnings, including federal income tax credits, related to new wind and solar generating facilities and solar storage facilities that entered service during or after the three months ended March 31, 2020.

Existing Generation and Storage Assets
Results from existing generation and storage assets for the three months ended March 31, 2021 decreased primarily due to unfavorable results driven by the operational and energy market impacts of severe prolonged winter weather in Texas in February 2021 (February weather event).

Other Factors
Supplemental to the primary drivers of the changes in NEER's net income less net loss attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2021 decreased $992 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $571 million of losses for the three months ended March 31, 2021 compared to $441 million of gains for the comparable period in 2020), and
•lower revenues from existing generation and storage assets of $213 million primarily due to the February weather event and the closure of Duane Arnold in August 2020, partly offset by,
•net increases in revenues of $148 million from the customer supply and proprietary power and gas trading business and gas infrastructure business, and
•revenues from new investments of $76 million.

Operating Expenses - net
Operating expenses - net for the three months ended March 31, 2021 increased $192 million primarily due to increases of $144 million in other operations and maintenance expenses primarily due to bad debt expense related to the February weather event (see Note 11 - Credit Losses).

Gains on Disposal of Businesses/Assets - net
The change in gains on disposal of businesses/assets - net primarily relates to the absence in the three months ended March 31, 2021 of the sale of the Spain projects that occurred in the first quarter of 2020. See Note 11 - Disposal of a Business.

Interest Expense
NEER’s interest expense for the three months ended March 31, 2021 decreased approximately $401 million primarily reflecting $375 million of favorable impacts related to changes in the fair value of interest rate derivative instruments.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $440 million of equity in earnings of equity method investees for the three months ended March 31, 2021 compared to $390 million of equity in losses of equity method investees for the prior year period. The change for the three months ended March 31, 2021 primarily reflects equity in earnings of NEP recorded in 2021 primarily due to favorable impacts related to changes in the fair value of interest rate derivative instruments.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds - net
For the three months ended March 31, 2021, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to favorable market conditions in 2021 compared to unfavorable market conditions in 2020.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs from solar and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. Also see Note 4 for a discussion of other income tax impacts.

GridLiance Acquisition
On March 31, 2021, a wholly owned subsidiary of NEET acquired GridLiance, which owns and operates three FERC-regulated transmission utilities across six states, five in the Midwest and Nevada. See Note 5 - GridLiance.

Corporate and Other: Results of Operations

Corporate and Other at NEE is primarily comprised of the operating results of other business activities, as well as corporate interest income and expenses. Corporate and Other allocates a portion of NEECH's corporate interest expense to NEER. Interest expense is allocated based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries.

Corporate and Other's results increased $977 million during the three months ended March 31, 2021. The increase for the three months ended March 31, 2021 primarily reflects favorable after-tax impacts of approximately $981 million related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures (see Note 12 - Commitments), investments in or acquisitions of assets and businesses (see Note 5), payment of maturing debt and related derivative obligations (Note 2) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt and, from time to time, equity securities, proceeds from differential membership investors and sales of assets to NEP or third parties, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE's sources and uses of cash for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(millions)
Sources of cash:
Cash flows from operating activities	$1,292	$1,894
Issuances of long-term debt, including premiums and discounts	4,616	4,353
Payments from related parties under a cash sweep and credit support agreement – net	74	48
Issuances of common stock - net	4	—
Net increase in commercial paper and other short-term debt	258	685
Other sources - net	238	152
Total sources of cash	6,482	7,132
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases(a)	(4,575)	(3,284)
Retirements of long-term debt	(432)	(312)
Issuances of common stock/equity units – net	—	(57)
Dividends	(755)	(685)
Other uses - net	(105)	(74)
Total uses of cash	(5,867)	(4,412)
Effects of currency translation on cash, cash equivalents and restricted cash	4	6
Net increase (decrease) in cash, cash equivalents and restricted cash	$619	$2,726
———————————————
(a)    2021 includes the acquisition of GridLiance. See Note 5 - GridLiance.

NEE's primary capital requirements are for expanding and enhancing the FPL segment's and Gulf Power's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2021 through 2025. The following table provides a summary of capital investments for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(millions)
FPL Segment:
Generation:
New	$150	$216
Existing	260	219
Transmission and distribution	985	722
Nuclear fuel	25	42
General and other	115	102
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	(160)	135
Total	1,375	1,436
Gulf Power	170	340
NEER:
Wind	1,572	635
Solar	659	536
Battery storage	64	28
Nuclear, including nuclear fuel	66	36
Natural gas pipelines	20	54
Other gas infrastructure	64	188
Other (2021 includes the acquisition of GridLiance, see Note 5 - GridLiance)	586	30
Total	3,031	1,507
Corporate and Other	(1)	1
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$4,575	$3,284

Liquidity

At March 31, 2021, NEE's total net available liquidity was approximately $10.6 billion. The table below provides the components of FPL's and NEECH's net available liquidity at March 31, 2021:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,798	$5,257	$9,055	2022 - 2026	2022 - 2026
Issued letters of credit	(3)	(648)	(651)
	3,795	4,609	8,404

Bilateral revolving credit facilities(b)	780	2,400	3,180	2021 - 2024	2021 - 2023
Borrowings	—	—	—
	780	2,400	3,180

Letter of credit facilities(c)	—	1,250	1,250		2022 - 2023
Issued letters of credit	—	(901)	(901)
	—	349	349

Subtotal	4,575	7,358	11,933

Cash and cash equivalents	44	1,415	1,459
Commercial paper and other short-term borrowings outstanding	(818)	(1,948)	(2,766)
Net available liquidity	$3,801	$6,825	$10,626
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,275 million ($650 million for FPL and $2,625 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,375 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $740 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. Approximately $3,120 million of FPL's and $3,889 million of NEECH's syndicated revolving credit facilities expire in 2026.
(b)    Approximately $300 million of NEECH's bilateral revolving credit facilities is available for costs incurred in connection with the development, construction and operations of wind and solar power generation facilities.
(c)    Only available for the issuance of letters of credit.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At March 31, 2021, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at March 31, 2021, NEE subsidiaries had approximately $4.1 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations (see Note 3 - Contingent Consideration and Note 12 - Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At March 31, 2021, these guarantees totaled approximately $382 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At March 31, 2021, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at March 31, 2021) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $618 million.

At March 31, 2021, subsidiaries of NEE also had approximately $2.2 billion of standby letters of credit and approximately $688 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Three Months Ended March 31, 2021			Year Ended December 31, 2020
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$—	$799	$3,726	$(1)	$5,093	$17,997
Operating income (loss)	$(82)	$(375)	$669	$(269)	$1,221	$5,116
Net income (loss)	$392	$703	$1,498	$(500)	$(551)	$2,369
Net income (loss) attributable to NEE/NEECH	$392	$871	$1,666	$(500)	$—	$2,919

	March 31, 2021			December 31, 2020
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$674	$5,491	$8,237	$620	$4,571	$7,382
Total noncurrent assets	$1,969	$55,442	$124,204	$2,069	$52,565	$120,302
Total current liabilities	$5,664	$11,124	$15,783	$4,317	$9,991	$15,558
Total noncurrent liabilities	$26,042	$35,189	$70,928	$22,854	$31,439	$67,197
Noncontrolling interests	$—	$8,352	$8,352	$—	$8,416	$8,416

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

Shelf Registration
In March 2021, NEE, NEECH and FPL filed a shelf registration statement with the SEC for an unspecified amount of securities, which became effective upon filing. The amount of securities issuable by the companies is established from time to time by their respective boards of directors. Securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, common stock, preferred stock, depositary shares, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2021 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended March 31, 2021
Fair value of contracts outstanding at December 31, 2020	$706	$996	$—	$1,702
Reclassification to realized at settlement of contracts	85	19	1	105
Value of contracts acquired	11	1	—	12
Net option premium purchases (issuances)	6	—	—	6
Changes in fair value excluding reclassification to realized	(12)	(478)	(7)	(497)
Fair value of contracts outstanding at March 31, 2021	796	538	(6)	1,328
Net margin cash collateral paid (received)				(21)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2021	$796	$538	$(6)	$1,307

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2021 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2021
(millions)
Current derivative assets	$494
Noncurrent derivative assets	1,476
Current derivative liabilities	(364)
Noncurrent derivative liabilities	(299)
NEE's total mark-to-market energy contract net assets	$1,307

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2021 were as follows:

	Maturity
	2021	2022	2023	2024	2025	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(91)	$(50)	$8	$17	$4	$—	$(112)
Significant other observable inputs	89	93	20	(11)	14	(47)	158
Significant unobservable inputs	86	44	72	61	69	418	750
Total	84	87	100	67	87	371	796
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	22	(10)	8	5	4	—	29
Significant other observable inputs	(5)	5	6	(19)	3	110	100
Significant unobservable inputs	34	39	30	35	34	237	409
Total	51	34	44	21	41	347	538
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(3)	(1)	—	—	—	—	(4)
Significant unobservable inputs	(1)	(1)	—	—	—	—	(2)
Total	(4)	(2)	—	—	—	—	(6)
Total sources of fair value	$131	$119	$144	$88	$128	$718	$1,328

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2020 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended March 31, 2020
Fair value of contracts outstanding at December 31, 2019	$651	$1,209	$(11)	$1,849
Reclassification to realized at settlement of contracts	(138)	(119)	3	(254)
Value of contracts acquired	86	(40)	—	46
Net option premium purchases (issuances)	—	1	—	1
Changes in fair value excluding reclassification to realized	111	515	(4)	622
Fair value of contracts outstanding at March 31, 2020	710	1,566	(12)	2,264
Net margin cash collateral paid (received)				(74)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2020	$710	$1,566	$(12)	$2,190

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2020	$—	$3	$3	$1	$77	$78	$1	$84	$85
March 31, 2021	$—	$6	$6	$—	$47	$47	$—	$49	$49
Average for the three months ended March 31, 2021	$—	$6	$6	$—	$60	$60	$—	$63	$64
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,178	$2,178	$2,134	$2,134
Other investments, primarily debt securities	$267	$267	$247	$247
Long-term debt, including current portion	$49,902	$53,173	$46,082	$51,525
Interest rate contracts - net unrealized losses	$(200)	$(200)	$(961)	$(961)
FPL:
Fixed income securities - special use funds	$1,677	$1,677	$1,617	$1,617
Long-term debt, including current portion	$17,421	$19,859	$17,236	$21,178
———————————————
(a)See Notes 2 and 3.

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

At March 31, 2021, NEE had interest rate contracts with a net notional amount of approximately $10.5 billion related to expected future and outstanding debt issuances and borrowings. The net notional amount consists of approximately $10.9 billion to manage exposure to the variability of cash flows associated with expected future and outstanding debt issuances at NEECH and NEER. This is offset by approximately $400 million that effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE's net liabilities would increase by approximately $1,474 million ($634 million for FPL) at March 31, 2021.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $4,979 million and $4,726 million ($3,196 million and $3,012 million for FPL) at March 31, 2021 and December 31, 2020, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At March 31, 2021, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in an approximately $461 million ($295 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds - net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At March 31, 2021, approximately 77% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings. See Notes 1 and 11 - Credit Losses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2021.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2020 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2020 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described in the 2020 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2021 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/21 - 1/31/21	—	—	—	180,000,000
2/1/21 - 2/28/21	259,605	$83.13	—	180,000,000
3/1/21 - 3/31/21	1,536	$76.05	—	180,000,000
Total	261,141	$83.09	—
————————————
(a)Includes: (1) in February 2021, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in March 2021, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.
(b)In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock (180 million shares after giving effect to the 2020 stock split) over an unspecified period.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*3	Articles of Merger of Florida Power & Light Company and Gulf Power Company (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 2020, File No. 1-8841)		x
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 22, 2021, creating the Floating Rate Debentures, Series due February 22, 2023 (filed as Exhibit 4 to Form 8-K dated February 22, 2021, File No. 1-8841)
x
*4(b)
Officer's Certificate of Florida Power & Light Company, dated March 1, 2021, creating the Floating Rate Notes, Series due March 1, 2071 (filed as Exhibit 4 to Form 8-K dated March 1, 2021 File No. 2-27612)
		x	x
*4(c)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 17, 2021, creating the 0.65% Debentures, Series due March 1, 2023 (filed as Exhibit 4(ak), File Nos. 333-254632, 333-254632-01 and 333-254632-02)
x
*4(d)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 17, 2021, creating the Floating Rate Debentures, Series due March 1, 2023 (filed as Exhibit 4(al), File Nos. 333-254632, 333-254632-01 and 333-254632-02)
x
10(a)	Form of Restricted Stock Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(b)	Form of Restricted Stock Unit Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(c)	Form of Restricted Stock Unit Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(d)	Form of Restricted Stock Unit Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(e)	Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(f)	Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(g)	Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(h)	Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: April 23, 2021

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller (Principal Accounting Officer)