Form 10-Q
period 2021-06-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2021-07-26
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at June 30, 2021: 1,961,756,997

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at June 30, 2021, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC – equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NextEra Energy Resources subsidiary
FPL	the legal entity, Florida Power & Light Company
FPL segment	FPL, excluding Gulf Power, related purchase accounting adjustments and eliminating entries, and an operating segment of NEE and FPL
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
Gulf Power	an operating division of FPL and an operating segment of NEE and FPL
ISO	independent system operator
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
net generation	net ownership interest in plant(s) generation
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PTC	production tax credit
PV	photovoltaic
Recovery Act	American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources' subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SoBRA	Solar Base Rate Adjustment
U.S.	United States of America

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
OPERATING REVENUES	$3,927	$4,204	$7,653	$8,817
OPERATING EXPENSES
Fuel, purchased power and interchange	1,103	731	2,009	1,552
Other operations and maintenance	866	904	1,854	1,734
Depreciation and amortization	981	981	1,730	1,829
Taxes other than income taxes and other – net	460	419	888	825
Total operating expenses – net	3,410	3,035	6,481	5,940
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	(7)	17	7	290
OPERATING INCOME	510	1,186	1,179	3,167
OTHER INCOME (DEDUCTIONS)
Interest expense	(757)	(320)	(336)	(1,630)
Equity in earnings (losses) of equity method investees	(84)	154	356	(236)
Allowance for equity funds used during construction	34	20	63	42
Interest income	7	11	25	23
Gains on disposal of investments and other property – net	22	2	52	26
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	105	218	162	(110)
Other net periodic benefit income	64	47	128	99
Other – net	31	(4)	52	4
Total other income (deductions) – net	(578)	128	502	(1,782)
INCOME (LOSS) BEFORE INCOME TAXES	(68)	1,314	1,681	1,385
INCOME TAX EXPENSE (BENEFIT)	(140)	185	111	(51)
NET INCOME	72	1,129	1,570	1,436
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	184	146	352	259
NET INCOME ATTRIBUTABLE TO NEE	$256	$1,275	$1,922	$1,695
Earnings per share attributable to NEE:
Basic	$0.13	$0.65	$0.98	$0.87
Assuming dilution	$0.13	$0.65	$0.98	$0.86

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME	$72	$1,129	$1,570	$1,436
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $1, $1, $1 and $2 tax benefit, respectively)	2	3	4	5
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of less than $1 tax benefit, $6 tax expense, $3 tax benefit, and $2 tax expense, respectively)	1	14	(7)	6
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1 tax benefit, $1 tax expense and $1 tax expense, respectively)	1	—	(2)	(1)
Defined benefit pension and other benefits plans:
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1, less than $1, $1 and less than $1 tax benefit, respectively)	1	(2)	2	1
Net unrealized gains (losses) on foreign currency translation	11	17	15	(18)
Total other comprehensive income (loss), net of tax	16	32	12	(7)
IMPACT OF DISPOSAL OF A BUSINESS (NET OF $19 TAX BENEFIT)	—	—	—	10
COMPREHENSIVE INCOME	88	1,161	1,582	1,439
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	181	143	347	262
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$269	$1,304	$1,929	$1,701

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$884	$1,105
Customer receivables, net of allowances of $37 and $67, respectively	2,727	2,263
Other receivables	675	711
Materials, supplies and fossil fuel inventory	1,596	1,552
Regulatory assets	461	377
Derivatives	771	570
Other	947	804
Total current assets	8,061	7,382
Other assets:
Property, plant and equipment – net ($18,668 and $18,084 related to VIEs, respectively)	96,811	91,803
Special use funds	8,469	7,779
Investment in equity method investees	5,907	5,728
Prepaid benefit costs	1,799	1,707
Regulatory assets	3,692	3,712
Derivatives	1,372	1,647
Goodwill	4,846	4,254
Other	4,056	3,672
Total other assets	126,952	120,302
TOTAL ASSETS	$135,013	$127,684
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$559	$1,551
Other short-term debt	700	458
Current portion of long-term debt ($28 and $27 related to VIEs, respectively)	4,504	4,138
Accounts payable ($580 and $1,433 related to VIEs, respectively)	5,506	4,615
Customer deposits	486	474
Accrued interest and taxes	852	519
Derivatives	1,198	311
Accrued construction-related expenditures	1,137	991
Regulatory liabilities	280	245
Other	1,596	2,256
Total current liabilities	16,818	15,558
Other liabilities and deferred credits:
Long-term debt ($554 and $493 related to VIEs, respectively)	47,559	41,944
Asset retirement obligations	2,935	3,057
Deferred income taxes	8,119	8,020
Regulatory liabilities	10,770	10,735
Derivatives	1,190	1,199
Other	2,508	2,242
Total other liabilities and deferred credits	73,081	67,197
TOTAL LIABILITIES	89,899	82,755
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 1,962 and 1,960, respectively)	20	20
Additional paid-in capital	11,224	11,222
Retained earnings	25,773	25,363
Accumulated other comprehensive loss	(85)	(92)
Total common shareholders' equity	36,932	36,513
Noncontrolling interests ($8,177 and $8,413 related to VIEs, respectively)	8,182	8,416
TOTAL EQUITY	45,114	44,929
TOTAL LIABILITIES AND EQUITY	$135,013	$127,684
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,570	$1,436
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,730	1,829
Nuclear fuel and other amortization	134	125
Unrealized losses on marked to market derivative contracts – net	1,023	730
Foreign currency transaction gains	(55)	(22)
Deferred income taxes	194	(133)
Cost recovery clauses and franchise fees	(88)	(171)
Equity in losses (earnings) of equity method investees	(356)	236
Distributions of earnings from equity method investees	248	209
Gains on disposal of businesses, assets and investments – net	(59)	(316)
Other – net	(384)	207
Changes in operating assets and liabilities:
Current assets	(543)	(206)
Noncurrent assets	(273)	(153)
Current liabilities	284	26
Noncurrent liabilities	70	(5)
Net cash provided by operating activities	3,495	3,792
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL Segment	(2,946)	(3,098)
Capital expenditures of Gulf Power	(323)	(508)
Independent power and other investments of NEER	(4,873)	(2,532)
Nuclear fuel purchases	(173)	(131)
Other capital expenditures and other investments	—	(9)
Proceeds from sale or maturity of securities in special use funds and other investments	2,523	2,107
Purchases of securities in special use funds and other investments	(2,617)	(2,215)
Other – net	248	201
Net cash used in investing activities	(8,161)	(6,185)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	7,359	8,470
Retirements of long-term debt	(1,023)	(2,332)
Net change in commercial paper	(992)	(2,415)
Proceeds from other short-term debt	—	2,158
Repayments of other short-term debt	(258)	(1,850)
Payments from related parties under a cash sweep and credit support agreement – net	1,085	46
Issuances of common stock/equity units – net	5	(51)
Dividends on common stock	(1,511)	(1,371)
Other – net	(116)	68
Net cash provided by financing activities	4,549	2,723
Effects of currency translation on cash, cash equivalents and restricted cash	4	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(113)	328
Cash, cash equivalents and restricted cash at beginning of period	1,546	1,108
Cash, cash equivalents and restricted cash at end of period	$1,433	$1,436
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$4,037	$3,881
Increase in property, plant and equipment related to an acquisition	$—	$353
Decrease in joint venture investments related to an acquisition	$—	$145

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
Three Months Ended June 30, 2021	Shares	Aggregate Par Value
Balances, March 31, 2021	1,961	$20	$11,183	$(98)	$26,273	$37,378	$8,352	$45,730
Net income (loss)	—	—	—	—	256	256	(184)
Share-based payment activity	1	—	47	—	—	47	—
Dividends on common stock(a)	—	—	—	—	(756)	(756)	—
Other comprehensive income	—	—	—	13	—	13	3
Other differential membership interests activity	—	—	—	—	—	—	16
Other	—	—	(6)	—	—	(6)	(5)
Balances, June 30, 2021	1,962	$20	$11,224	$(85)	$25,773	$36,932	$8,182	$45,114
———————————————
(a)Dividends per share were $0.385 for the three months ended June 30, 2021.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
Six Months Ended June 30, 2021	Shares	Aggregate Par Value
Balances, December 31, 2020	1,960	$20	$11,222	$(92)	$25,363	$36,513	$8,416	$44,929
Net income (loss)	—	—	—	—	1,922	1,922	(352)
Share-based payment activity	3	—	23	—	—	23	—
Dividends on common stock(a)	—	—	—	—	(1,511)	(1,511)	—
Other comprehensive income	—	—	—	7	—	7	5
Other differential membership interests activity	—	—	—	—	—	—	81
Other	(1)	—	(21)	—	(1)	(22)	32
Balances, June 30, 2021	1,962	$20	$11,224	$(85)	$25,773	$36,932	$8,182	$45,114
———————————————
(a)Dividends per share were $0.385 for each of the three months ended June 30, 2021 and March 31, 2021.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended June 30, 2020	Shares	Aggregate Par Value
Balances, March 31, 2020	1,958	$20	$11,653	$(192)	$24,922	$36,403	$4,472	$40,875	$238
Net income (loss)	—	—	—	—	1,275	1,275	(144)		(2)
Share-based payment activity	1	—	55	—	—	55	—		—
Dividends on common stock(a)	—	—	—	—	(686)	(686)	—		—
Other comprehensive income	—	—	—	29	—	29	3		—
Other differential membership interests activity	—	—	(5)	—	—	(5)	153		55
Other	—	—	2	—	—	2	17		—
Balances, June 30, 2020	1,959	$20	$11,705	$(163)	$25,511	$37,073	$4,501	$41,574	$291
———————————————
(a)Dividends per share were $0.35 for the three months ended June 30, 2020.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Six Months Ended June 30, 2020	Shares	Aggregate Par Value
Balances, December 31, 2019	1,956	$20	$11,955	$(169)	$25,199	$37,005	$4,355	$41,360	$487
Net income (loss)	—	—	—	—	1,695	1,695	(256)		(3)
Premium on equity units	—	—	(253)	—	—	(253)	—		—
Share-based payment activity	3	—	59	—	—	59	—		—
Dividends on common stock(a)	—	—	—	—	(1,371)	(1,371)	—		—
Other comprehensive loss	—	—	—	(4)	—	(4)	(3)		—
Issuance cost of common stock/equity units – net	—	—	(51)	—	—	(51)	—		—
Impact of a disposal of a business(b)	—	—	—	10	—	10	—		—
Adoption of accounting standards update(c)	—	—	—	—	(11)	(11)	—		—
Other differential membership interests activity	—	—	(7)	—	—	(7)	372		(193)
Other	—	—	2	—	(1)	1	33		—
Balances, June 30, 2020	1,959	$20	$11,705	$(163)	$25,511	$37,073	$4,501	$41,574	$291
_______________________
(a)Dividends per share were $0.35 for each of the three months ended June 30, 2020 and March 31, 2020.
(b)See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.
(c)See Note 11 – Measurement of Credit Losses on Financial Instruments.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(a)	2021	2020(a)
OPERATING REVENUES	$3,569	$3,158	$6,539	$6,025
OPERATING EXPENSES
Fuel, purchased power and interchange	963	610	1,735	1,307
Other operations and maintenance	410	424	795	804
Depreciation and amortization	571	621	910	1,091
Taxes other than income taxes and other – net	395	364	755	710
Total operating expenses – net	2,339	2,019	4,195	3,912
OPERATING INCOME	1,230	1,139	2,344	2,113
OTHER INCOME (DEDUCTIONS)
Interest expense	(154)	(162)	(309)	(329)
Allowance for equity funds used during construction	31	19	58	41
Other – net	3	1	4	3
Total other deductions – net	(120)	(142)	(247)	(285)
INCOME BEFORE INCOME TAXES	1,110	997	2,097	1,828
INCOME TAXES	228	194	437	342
NET INCOME(b)	$882	$803	$1,660	$1,486
_______________________
(a)Amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 5 – Merger of FPL and Gulf Power Company.
(b)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2021	December 31, 2020(a)
ASSETS
Current assets:
Cash and cash equivalents	$42	$25
Customer receivables, net of allowances of $16 and $44, respectively	1,383	1,141
Other receivables	363	405
Materials, supplies and fossil fuel inventory	906	899
Regulatory assets	440	360
Other	174	182
Total current assets	3,308	3,012
Other assets:
Electric utility plant and other property – net	55,903	53,879
Special use funds	5,836	5,347
Prepaid benefit costs	1,603	1,550
Regulatory assets	3,281	3,399
Goodwill	2,989	2,989
Other	821	825
Total other assets	70,433	67,989
TOTAL ASSETS	$73,741	$71,001
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$284	$1,551
Other short-term debt	200	200
Current portion of long-term debt	400	354
Accounts payable	980	874
Customer deposits	473	468
Accrued interest and taxes	693	300
Accrued construction-related expenditures	429	423
Regulatory liabilities	268	224
Other	561	948
Total current liabilities	4,288	5,342
Other liabilities and deferred credits:
Long-term debt	18,168	16,882
Asset retirement obligations	1,925	1,871
Deferred income taxes	6,704	6,519
Regulatory liabilities	10,630	10,600
Other	538	559
Total other liabilities and deferred credits	37,965	36,431
TOTAL LIABILITIES	42,253	41,773
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	19,272	18,236
Retained earnings	10,843	9,619
TOTAL EQUITY	31,488	29,228
TOTAL LIABILITIES AND EQUITY	$73,741	$71,001
_______________________
(a)Amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 5 – Merger of FPL and Gulf Power Company.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,660	$1,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	910	1,091
Nuclear fuel and other amortization	84	81
Deferred income taxes	285	347
Cost recovery clauses and franchise fees	(88)	(171)
Other – net	(140)	19
Changes in operating assets and liabilities:
Current assets	(136)	(240)
Noncurrent assets	(44)	(36)
Current liabilities	199	94
Noncurrent liabilities	(3)	(39)
Net cash provided by operating activities	2,727	2,632
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,269)	(3,590)
Nuclear fuel purchases	(88)	(111)
Proceeds from sale or maturity of securities in special use funds	1,813	1,409
Purchases of securities in special use funds	(1,871)	(1,448)
Other – net	(2)	(24)
Net cash used in investing activities	(3,417)	(3,764)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including discounts	1,388	1,608
Retirements of long-term debt	(54)	(1,467)
Net change in commercial paper	(1,267)	(1,573)
Capital contributions from NEE	1,035	2,600
Dividends to NEE	(435)	—
Other – net	(16)	(25)
Net cash provided by financing activities	651	1,143
Net increase (decrease) in cash, cash equivalents and restricted cash	(39)	11
Cash, cash equivalents and restricted cash at beginning of period	160	264
Cash, cash equivalents and restricted cash at end of period	$121	$275
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$755	$657
_______________________
(a)Amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 5 – Merger of FPL and Gulf Power Company.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended June 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, March 31, 2021	$1,373	$19,271	$10,396	$31,040
Net income	—	—	882
Dividends to NEE	—	—	(435)
Other	—	1	—
Balances, June 30, 2021	$1,373	$19,272	$10,843	$31,488

Six Months Ended June 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2020(a)	$1,373	$18,236	$9,619	$29,228
Net income	—	—	1,660
Capital contributions from NEE	—	1,035	—
Dividends to NEE	—	—	(435)
Other	—	1	(1)
Balances, June 30, 2021	$1,373	$19,272	$10,843	$31,488

Three Months Ended June 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, March 31, 2020(a)	$1,373	$17,085	$9,621	$28,079
Net income(a)	—	—	803
Capital contributions from NEE(a)	—	1,000	—
Balances, June 30, 2020(a)	$1,373	$18,085	$10,424	$29,882

Six Months Ended June 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2019(a)	$1,373	$15,485	$8,939	$25,797
Net income(a)	—	—	1,486
Capital contributions from NEE(a)	—	2,600	—
Other(a)	—	—	(1)
Balances, June 30, 2020(a)	$1,373	$18,085	$10,424	$29,882
_______________________
(a)Amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 5 – Merger of FPL and Gulf Power Company.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2020 Form 10-K. In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. FPL amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 5 – Merger of FPL and Gulf Power Company. The results of operations for an interim period generally will not give a true indication of results for the year. Prior year's share and share-based data have been retrospectively adjusted to reflect the four-for-one split of NEE common stock effective October 26, 2020 (2020 stock split). See Note 10 – Earnings Per Share.

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $4.7 billion ($3.6 billion at FPL) and $4.1 billion ($3.1 billion at FPL) for the three months ended June 30, 2021 and 2020, respectively, and $8.7 billion ($6.5 billion at FPL) and $8.0 billion ($6.0 billion at FPL) for the six months ended June 30, 2021 and 2020, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar. During the six months ended June 30, 2021, NEER did not recognize approximately $180 million of revenue related to reimbursable expenses from a counterparty that are deemed not probable of collection. These reimbursable expenses arose from the impact of severe prolonged winter weather in Texas in February 2021 (February weather event). These determinations were made based on assessments of the counterparty's creditworthiness and NEER's ability to collect.
FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. Retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At June 30, 2021 and December 31, 2020, FPL's unbilled revenues amounted to approximately $571 million and $454 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of June 30, 2021, FPL expects to record approximately $410 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2021 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales associated with ISO annual auctions through 2025 and certain power purchase agreements with maturity dates through 2034. At June 30, 2021, NEER expects to record approximately $775 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

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
For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. In addition, for the six months ended June 30, 2020, NEE reclassified from AOCI approximately $23 million ($3 million after tax) to gains on disposal of businesses/assets – net (see Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests) because it became probable that related future transactions being hedged would not occur. At June 30, 2021, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $7 million of net losses included in AOCI at June 30, 2021 are expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value Measurements of Derivative Instruments – The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. NEE and FPL use several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis. NEE's and FPL's assessment of the significance of any particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels. Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at June 30, 2021 and December 31, 2020, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	June 30, 2021
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$1,468	$3,507	$1,520	$(4,433)	$2,062
Interest rate contracts	$—	$124	$—	$(39)	85
Foreign currency contracts	$—	$26	$—	$(30)	(4)
Total derivative assets					$2,143

FPL – commodity contracts	$—	$6	$5	$(2)	$9

Liabilities:
NEE:
Commodity contracts	$1,721	$3,412	$936	$(4,403)	$1,666
Interest rate contracts	$—	$724	$—	$(39)	685
Foreign currency contracts	$—	$67	$—	$(30)	37
Total derivative liabilities					$2,388

FPL – commodity contracts	$—	$—	$5	$(2)	$3

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$771
Noncurrent derivative assets					1,372
Total derivative assets					$2,143
Current derivative liabilities(c)					$1,198
Noncurrent derivative liabilities(d)					1,190
Total derivative liabilities					$2,388

Net fair value by FPL balance sheet line item:
Current other assets					$9
Current other liabilities					$3
———————————————
(a)Includes the effect of the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral payments and receipts. NEE and FPL also have contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the condensed consolidated balance sheets and are recorded in customer receivables – net and accounts payable, respectively.
(b)Reflects the netting of approximately $151 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $2 million in margin cash collateral paid to counterparties.
(d)Reflects the netting of approximately $119 million in margin cash collateral paid to counterparties.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$919	$1,881	$1,679	$(2,325)	$2,154
Interest rate contracts	$—	$81	$—	$(41)	40
Foreign currency contracts	$—	$57	$—	$(34)	23
Total derivative assets					$2,217

FPL – commodity contracts	$—	$1	$2	$—	$3

Liabilities:
NEE:
Commodity contracts	$1,004	$1,468	$305	$(2,277)	$500
Interest rate contracts	$—	$1,042	$—	$(41)	1,001
Foreign currency contracts	$—	$43	$—	$(34)	9
Total derivative liabilities					$1,510

FPL – commodity contracts	$—	$—	$3	$—	$3

Net fair value by NEE balance sheet line item:
Current derivative assets					$570
Noncurrent derivative assets(b)					1,647
Total derivative assets					$2,217
Current derivative liabilities(c)					$311
Noncurrent derivative liabilities					1,199
Total derivative liabilities					$1,510

Net fair value by FPL balance sheet line item:
Current other assets					$3
Current other liabilities					$2
Noncurrent other liabilities					1
Total derivative liabilities					$3
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

At June 30, 2021 and December 31, 2020, NEE had approximately $8 million and $6 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at June 30, 2021 and December 31, 2020, NEE had approximately $384 million and $315 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Significant Unobservable Inputs Used in Recurring Fair Value Measurements – The valuation of certain commodity contracts requires the use of significant unobservable inputs. All forward price, implied volatility, implied correlation and interest rate inputs used in the valuation of such contracts are directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available. If third-party market data is not available, then industry standard methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Observable inputs, including some forward prices, implied volatilities and interest rates used for determining fair value are updated daily to reflect the best available market information. Unobservable inputs which are related to observable inputs, such as illiquid portions of forward price or volatility curves, are updated daily as well, using industry standard techniques such as interpolation and extrapolation, combining observable forward inputs supplemented by historical market and other relevant data. Other unobservable inputs, such as implied correlations, block-to-hourly price shaping, customer migration rates from full requirements contracts and some implied volatility curves, are modeled using proprietary models based on historical data and industry standard techniques.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at June 30, 2021 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	June 30, 2021		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$534	$143	Discounted cash flow	Forward price (per MWh)	$3	—	$173	$33
Forward contracts – gas	264	37	Discounted cash flow	Forward price (per MMBtu)	$1	—	$11	$3
Forward contracts – congestion	29	6	Discounted cash flow	Forward price (per MWh)	$(12)	—	$74	$—
Options – power	77	16	Option models	Implied correlations	39%	—	84%	53%
				Implied volatilities	6%	—	496%	96%
Options – primarily gas	338	270	Option models	Implied correlations	39%	—	84%	53%
				Implied volatilities	16%	—	182%	32%
Full requirements and unit contingent contracts	235	446	Discounted cash flow	Forward price (per MWh)	$2	—	$408	$58
				Customer migration rate(b)	—%	—	14%	1%
Forward contracts – other	43	18
Total	$1,520	$936
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2021		2020
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at March 31	$1,157	$(2)	$1,519	$(9)
Realized and unrealized gains (losses):
Included in earnings(a)	(527)	—	(38)	—
Included in other comprehensive income (loss)(b)	—	—	1	—
Included in regulatory assets and liabilities	3	3	—	—
Purchases	53	—	39	—
Settlements	(45)	(1)	(176)	3
Issuances	(43)	—	(40)	—
Transfers in(c)	1	—	—	—
Transfers out(c)	(15)	—	—	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$584	$—	$1,305	$(6)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(d)	$(511)	$—	$(31)	$—

———————————————
(a)For the three months ended June 30, 2021 and 2020, realized and unrealized losses of approximately $527 million and $36 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.
(b)Included in net unrealized gains (losses) on foreign currency translation in the condensed consolidated statements of comprehensive income.
(c)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.
(d)For the three months ended June 30, 2021 and 2020, unrealized losses of approximately $511 million and $30 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

	Six Months Ended June 30,
	2021		2020
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$1,374	$(1)	$1,207	$(8)
Realized and unrealized gains (losses):
Included in earnings(a)	(657)	—	349	—
Included in other comprehensive income (loss)(b)	—	—	1	—
Included in regulatory assets and liabilities	1	1	(2)	(2)
Purchases	91	—	120	—
Sales(c)	—	—	114	—
Settlements	(134)	—	(382)	4
Issuances	(64)	—	(72)	—
Transfers in(d)	1	—	—	—
Transfers out(d)	(28)	—	(30)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$584	$—	$1,305	$(6)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(e)	$(632)	$—	$176	$—
———————————————
(a)For the six months ended June 30, 2021 and 2020, realized and unrealized gains (losses) of approximately $(657) million and $369 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.
(b)Included in net unrealized gains (losses) on foreign currency translation in the condensed consolidated statements of comprehensive income.
(c)See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.
(d)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.
(e)For the six months ended June 30, 2021 and 2020, unrealized gains (losses) of approximately $(632) million and $188 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Commodity contracts(a) – operating revenues	$(929)	$(53)	$(1,420)	$572
Foreign currency contracts – interest expense	(15)	16	(55)	(63)
Interest rate contracts – interest expense	(412)	64	335	(841)
Losses reclassified from AOCI:
Interest rate contracts(b)	(1)	(1)	(3)	(27)
Foreign currency contracts – interest expense	(1)	(1)	(2)	(2)
Total	$(1,358)	$25	$(1,145)	$(361)
———————————————
(a)For the three and six months ended June 30, 2021, FPL recorded gains of approximately $11 million and $4 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets. For the three and six months ended June 30, 2020, FPL recorded gains of approximately $1 million and losses of approximately of $2 million, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets.
(b)For the six months ended June 30, 2020, approximately $23 million was reclassified to gains on disposal of businesses/assets – net (see Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests); remaining balances were reclassified to interest expense on NEE's condensed consolidated statements of income.

Notional Volumes of Derivative Instruments – The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NEE's and FPL's condensed consolidated financial statements. The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements. These volumes are only an indication of the commodity exposure that is managed through the use of derivatives. They do not represent net physical asset positions or non-derivative positions and the related hedges, nor do they represent NEE’s and FPL’s net economic exposure, but only the net notional derivative positions that fully or partially hedge the related asset positions. NEE and FPL had derivative commodity contracts for the following net notional volumes:

	June 30, 2021				December 31, 2020
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(95)	MWh	—		(90)	MWh	—
Natural gas	(1,194)	MMBtu	162	MMBtu	(607)	MMBtu	87	MMBtu
Oil	(31)	barrels	—		(6)	barrels	—

At June 30, 2021 and December 31, 2020, NEE had interest rate contracts with a notional amount of approximately $10.8 billion and a net notional amount of approximately $10.5 billion, respectively, and foreign currency contracts with a notional amount of approximately $1.0 billion and $1.0 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At June 30, 2021 and December 31, 2020, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $3.3 billion ($6 million for FPL) and $1.9 billion ($3 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $190 million (none at FPL) at June 30, 2021 and $80 million (none at FPL) at December 31, 2020. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.7 billion ($20 million at FPL) at June 30, 2021 and $1.2 billion ($75 million at FPL) at December 31, 2020. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered,

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
applicable NEE subsidiaries could be required to post additional collateral of up to approximately $785 million ($125 million at FPL) at June 30, 2021 and $880 million ($75 million at FPL) at December 31, 2020.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At June 30, 2021 and December 31, 2020, applicable NEE subsidiaries have posted approximately $4 million (none at FPL) and $2 million (none at FPL), respectively, in cash, and $53 million (none at FPL) and $66 million (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Cash Equivalents and Restricted Cash Equivalents – NEE and FPL hold investments in money market funds. The fair value of these funds is estimated using a market approach based on current observable market prices.

Special Use Funds and Other Investments – NEE and FPL hold primarily debt and equity securities directly, as well as indirectly through commingled funds. Substantially all directly held equity securities are valued at their quoted market prices. For directly held debt securities, multiple prices and price types are obtained from pricing vendors whenever possible, which enables cross-provider validations. A primary price source is identified based on asset type, class or issue of each security. Commingled funds, which are similar to mutual funds, are maintained by banks or investment companies and hold certain investments in accordance with a stated set of objectives. The fair value of commingled funds is primarily derived from the quoted prices in active markets of the underlying securities. Because the fund shares are offered to a limited group of investors, they are not considered to be traded in an active market.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2021
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$313	$—		$—	$313
FPL – equity securities	$85	$—		$—	$85
Special use funds:(b)
NEE:
Equity securities	$2,451	$2,856	(c)	$—	$5,307
U.S. Government and municipal bonds	$756	$64		$—	$820
Corporate debt securities	$1	$868		$—	$869
Mortgage-backed securities	$—	$455		$—	$455
Other debt securities	$—	$149		$—	$149
FPL:
Equity securities	$819	$2,590	(c)	$—	$3,409
U.S. Government and municipal bonds	$613	$48		$—	$661
Corporate debt securities	$—	$648		$—	$648
Mortgage-backed securities	$—	$330		$—	$330
Other debt securities	$—	$135		$—	$135
Other investments:(d)
NEE:
Equity securities	$60	$—		$—	$60
Debt securities	$101	$122		$16	$239
FPL – equity securities	$12	$—		$—	$12

———————————————
(a)Includes restricted cash equivalents of approximately $75 million ($73 million for FPL) in current other assets and $5 million ($5 million for FPL) in noncurrent other assets on the condensed consolidated balance sheets.
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2020
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$742	$—		$—	$742
FPL – equity securities	$137	$—		$—	$137
Special use funds:(b)
NEE:
Equity securities	$2,237	$2,489	(c)	$—	$4,726
U.S. Government and municipal bonds	$590	$127		$—	$717
Corporate debt securities	$1	$870		$—	$871
Mortgage-backed securities	$—	$422		$—	$422
Other debt securities	$—	$124		$—	$124
FPL:
Equity securities	$752	$2,260	(c)	$—	$3,012
U.S. Government and municipal bonds	$449	$87		$—	$536
Corporate debt securities	$—	$627		$—	$627
Mortgage-backed securities	$—	$335		$—	$335
Other debt securities	$—	$119		$—	$119
Other investments:(d)
NEE:
Equity securities	$62	$—		$—	$62
Debt securities	$91	$127		$—	$218
FPL – equity securities	$12	$—		$—	$12
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

Contingent Consideration – At June 30, 2021, NEER had approximately $264 million of contingent consideration liabilities which are included in noncurrent other liabilities on NEE's condensed consolidated balance sheet. The liabilities relate to contingent consideration for the completion of capital expenditures for future development projects in connection with the acquisition of GridLiance Holdco, LP and GridLiance GP, LLC (see Note 5 – GridLiance). NEECH guarantees the contingent consideration obligations under the GridLiance acquisition agreements. Significant inputs and assumptions used in the fair value measurement, some of which are Level 3 and require judgement, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates.

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2021			December 31, 2020
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$869	$870		$919	$920
Other investments(b)	$28	$28		$29	$29
Long-term debt, including current portion	$52,063	$56,277	(c)	$46,082	$51,525	(c)
FPL:
Special use funds(a)	$653	$654		$718	$719
Long-term debt, including current portion	$18,568	$21,768	(c)	$17,236	$21,178	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Included in noncurrent other assets on NEE's condensed consolidated balance sheets.
(c)At June 30, 2021 and December 31, 2020, substantially all is Level 2 for NEE and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Special Use Funds – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $8,393 million and $7,703 million at June 30, 2021 and December 31, 2020, respectively ($5,760 million and $5,271 million, respectively, for FPL), and FPL's storm fund assets of $76 million and $76 million at June 30, 2021 and December 31, 2020, respectively. The investments held in the special use funds consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $2,209 million and $2,009 million at June 30, 2021 and December 31, 2020, respectively ($1,705 million and $1,521 million, respectively, for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2021 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at June 30, 2021 of approximately one year. The cost of securities sold is determined using the specific identification method.

Effective January 1, 2020, NEE and FPL adopted an accounting standards update that provides a modified version of the other than temporary impairment model for debt securities. The new available for sale debt security impairment model no longer allows consideration of the length of time during which the fair value has been less than its amortized cost basis when determining whether a credit loss exists. Credit losses are required to be presented as an allowance rather than as a write-down on securities not intended to be sold or required to be sold. NEE and FPL adopted this model prospectively. See Note 11 – Measurement of Credit Losses on Financial Instruments.

For FPL's special use funds, changes in fair value of debt and equity securities, including any estimated credit losses of debt securities, result in a corresponding adjustment to the related regulatory asset or liability accounts, consistent with regulatory treatment. For NEE's non-rate regulated operations, changes in fair value of debt securities result in a corresponding adjustment to OCI, except for estimated credit losses and unrealized losses on debt securities intended or required to be sold prior to recovery of the amortized cost basis, which are recognized in other – net in NEE's condensed consolidated statements of income. Changes in fair value of equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE’s condensed consolidated statements of income.

Unrealized gains (losses) recognized on equity securities held at June 30, 2021 and 2020 are as follows:

	NEE				FPL
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(millions)
Unrealized gains (losses)	$354	$602	$605	$(190)	$233	$395	$396	$(96)

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE				FPL
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(millions)
Realized gains	$26	$26	$44	$56	$20	$20	$32	$45
Realized losses	$30	$16	$44	$33	$23	$13	$36	$28
Proceeds from sale or maturity of securities	$511	$753	$1,059	$1,491	$407	$665	$797	$1,272

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(millions)
Unrealized gains	$93	$134	$75	$104
Unrealized losses(a)	$8	$9	$6	$9
Fair value	$536	$201	$346	$150
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at June 30, 2021 and December 31, 2020 were not material to NEE or FPL.

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

4.  Income Taxes

NEE's effective income tax rate for the three months ended June 30, 2021 and 2020 was approximately 205.9% and 14.1%, respectively, and for the six months ended June 30, 2021 and 2020 was approximately 6.6% and (3.7)%, respectively. NEE's effective income tax rate is based on the composition of pre-tax income and primarily reflects the impact of unfavorable changes in the fair value of interest rate derivative instruments for the three months ended June 30, 2021 and commodity derivatives for the three and six months ended June 30, 2021. For the six months ended June 30, 2020, NEE's effective income tax rate also reflects the first quarter of 2020 impact of unfavorable changes in the fair value of interest rate derivative instruments and equity securities held in NEER's nuclear decommissioning funds, and the gain on the sale of the Spain solar projects that was not taxable for federal and state income tax purposes (see Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests). State income taxes for the six months ended June 30, 2021 reflect state tax benefits associated with financial impacts from the February weather event.

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	14.7	4.2	4.0	3.9	0.2	0.8	4.2	4.1
Taxes attributable to noncontrolling interests	(83.1)	2.4	—	—	5.4	3.9	—	—
PTCs and ITCs – NEER	169.4	(5.7)	—	—	(11.9)	(9.9)	—	—
Amortization of deferred regulatory credit	72.7	(3.7)	(3.7)	(5.0)	(4.9)	(6.4)	(3.5)	(5.0)
Foreign operations	(1.5)	(0.2)	—	—	0.3	(4.3)	—	—
Other – net	12.7	(3.9)	(0.8)	(0.5)	(3.5)	(8.8)	(0.9)	(1.5)
Effective income tax rate	205.9%	14.1%	20.5%	19.4%	6.6%	(3.7)%	20.8%	18.6%

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
5. Acquisitions

Merger of FPL and Gulf Power Company – On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However, FPL will continue to be regulated as two separate ratemaking entities until the FPSC approves consolidation of the FPL segment and Gulf Power rates and tariffs. The FPL segment and Gulf Power will continue to be separate operating segments of NEE as well as FPL through 2021. See Note 13. As a result of the merger, FPL acquired assets of approximately $6.7 billion, primarily relating to property, plant and equipment of approximately $4.9 billion and regulatory assets of $1.2 billion, and assumed liabilities of approximately $3.9 billion, including $1.8 billion of debt, primarily long-term debt, $729 million of deferred income taxes and $566 million of regulatory liabilities. Additionally, goodwill of approximately $2.7 billion and purchase accounting adjustments associated with the 2019 Gulf Power Company acquisition by NEE were transferred to

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
FPL from NEE Corporate and Other. The assets acquired and liabilities assumed by FPL were at carrying amounts as the merger was between entities under common control.

GridLiance – On March 31, 2021, a wholly owned subsidiary of NEET acquired GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance), which owns and operates three FERC-regulated transmission utilities with approximately 700 miles of high-voltage transmission lines across six states, five in the Midwest and Nevada. The purchase price included approximately $502 million in cash consideration, and the assumption of approximately $175 million of debt, excluding post-closing adjustments.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. The approval by the FERC of GridLiance’s rates, which is intended to allow GridLiance to collect total revenues equal to GridLiance's costs for the development, financing, construction, operation and maintenance of GridLiance, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of GridLiance's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $384 million, primarily relating to property, plant and equipment, and assumed liabilities of approximately $210 million, primarily relating to long-term debt. The acquisition agreements are subject to earn-out provisions for additional payments, valued at approximately $264 million at March 31, 2021, to be made upon the completion of capital expenditures for future development projects (see Note 3 – Contingent Consideration). The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $592 million of goodwill which has been recognized on NEE's condensed consolidated balance sheet at June 30, 2021, of which approximately $586 million is expected to be deductible for tax purposes. Goodwill associated with the GridLiance acquisition is reflected within NEER and, for impairment testing, is included in the rate-regulated transmission reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses. The valuation of the acquired net assets is subject to change as additional information related to the estimates is obtained during the measurement period.

6.  NEP

NextEra Energy Resources provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At June 30, 2021 and December 31, 2020, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $1,095 million and $10 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $37 million and $29 million for the three months ended June 30, 2021 and 2020, respectively, and $70 million and $57 million for the six months ended June 30, 2021 and 2020, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $64 million and $68 million are included in other receivables and $32 million and $32 million are included in noncurrent other assets at June 30, 2021 and December 31, 2020, respectively. Under the CSCS agreement, NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $564 million at June 30, 2021 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2021 to 2059 and included certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At June 30, 2021, approximately $28 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

See also Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests for sales to NEP.

7.  Variable Interest Entities (VIEs)

NEER – At June 30, 2021, NEE consolidates 42 VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

NextEra Energy Resources consolidates two VIEs, which own and operate natural gas electric generation facilities with the capability of producing 1,450 MW. These entities sell their electric output to third parties under power sales contracts with expiration dates in 2021 and 2031. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The assets and liabilities of these VIEs were approximately $177 million and $25 million, respectively, at June 30, 2021 and $188 million and $22 million, respectively, at December 31, 2020. At June 30, 2021 and December 31, 2020, the assets of these VIEs consisted primarily of property, plant and equipment.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Three indirect subsidiaries of NextEra Energy Resources have an approximately 50% ownership interest in five entities which own and operate solar PV facilities with the capability of producing a total of approximately 409 MW. Each of the three subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These five entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2042. The five entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $1,021 million and $586 million, respectively, at June 30, 2021 and $751 million and $607 million, respectively, at December 31, 2020. At June 30, 2021 and December 31, 2020, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE that is constructing an approximately 280-mile electricity transmission line. A NEET subsidiary is the primary beneficiary and controls the most significant activities during the construction period, including controlling the construction budget. NEET is entitled to receive 50% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $497 million and $67 million, respectively, at June 30, 2021, and $423 million and $68 million, respectively, at December 31, 2020. At June 30, 2021 and December 31, 2020, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and accounts payable.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind generation facilities and solar PV facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,541 million and $82 million, respectively, at June 30, 2021, and $1,572 million and $393 million, respectively, at December 31, 2020. At June 30, 2021 and December 31, 2020, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and accounts payable.

The other 35 NextEra Energy Resources VIEs that are consolidated primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 10,579 MW and 778 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $16,330 million and $1,090 million, respectively, at June 30, 2021, and $16,180 million and $1,741 million, respectively, at December 31, 2020. At June 30, 2021 and December 31, 2020, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable.

Other – At June 30, 2021 and December 31, 2020, several NEE subsidiaries had investments totaling approximately $4,276 million ($3,589 million at FPL) and $3,704 million ($3,124 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo (see Note 6). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $4,156 million and $3,932 million at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, subsidiaries of NEE had a guarantee related to certain obligations of one of these entities, as well as commitments to invest additional amounts in several of these entities. See further discussion of such guarantee and commitments in Note 12 – Commitments and – Contracts, respectively.

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

The components of net periodic income for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(millions)
Service cost	$22	$21	$—	$—	$45	$42	$1	$1
Interest cost	16	23	1	2	32	46	2	3
Expected return on plan assets	(85)	(80)	—	—	(170)	(161)	—	—
Amortization of actuarial loss	6	4	2	1	12	9	3	2
Amortization of prior service benefit	—	—	(4)	(4)	—	—	(8)	(8)
Special termination benefits(a)	—	7	—	—	—	9	—	—
Net periodic income at NEE	$(41)	$(25)	$(1)	$(1)	$(81)	$(55)	$(2)	$(2)
Net periodic income allocated to FPL	$(27)	$(21)	$(1)	$(1)	$(54)	$(42)	$(2)	$(2)
_________________________
(a) Reflects enhanced early retirement benefit.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9.  Debt

Significant long-term debt issuances and borrowings during the six months ended June 30, 2021 were as follows:

	Principal Amount	Interest Rate		Maturity Date
	(millions)
FPL:
Senior unsecured notes	$1,327	Variable	(a)(b)	2023 – 2071
NEECH:
Debentures	$2,150	Variable	(a)	2023
Debentures	$3,500	0.65% – 1.90%		2023 – 2028
Term loan	$200	Variable	(a)	2024
———————————————
(a)Variable rate is based on an underlying index plus or minus a specified margin.
(b)Includes approximately $327 million that allows individual noteholders to require repayment at specified dates prior to maturity in 2071.

See Note 5 – Merger of FPL and Gulf Power Company and – GridLiance regarding the assumption of debt during the quarter ended March 31, 2021.

On July 15, 2021, Florida Pipeline Holdings, LLC (Florida Pipeline Holdings), an indirect wholly owned subsidiary of NextEra Energy Resources, issued $1,513 million principal amount of 2.92% senior secured limited-recourse amortizing notes maturing in August 2038 (the 2038 notes). In addition, on the same date, Florida Pipeline Funding, LLC (Florida Pipeline Funding), the indirect parent of Florida Pipeline Holdings, issued $260 million principal amount of 4.70% senior secured limited-recourse notes maturing in May 2028. The 2038 notes are secured by a first priority security interest in certain assets, including 100% of the ownership interests in Florida Pipeline Holdings and certain of its subsidiaries, including the entity that has a 100% ownership interest in Florida Southeast Connection and the entities that directly or indirectly have a 42.5% ownership interest in Sabal Trail. The 2028 notes are secured by a first priority security interest in certain assets, including 100% of the ownership interests in Florida Pipeline Funding.

10. Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions, except per share amounts)
Numerator:
Net income attributable to NEE – basic	$256	$1,275	$1,922	$1,695
Adjustment for the impact of dilutive securities at NEP(a)	—	(2)	—	—
Net income attributable to NEE – assuming dilution	$256	$1,273	$1,922	$1,695

Denominator:
Weighted-average number of common shares outstanding – basic	1,962.4	1,958.8	1,962.0	1,957.9
Equity units, stock options, performance share awards and restricted stock(b)	7.9	8.5	8.6	9.2
Weighted-average number of common shares outstanding – assuming dilution	1,970.3	1,967.3	1,970.6	1,967.1
Earnings per share attributable to NEE:
Basic	$0.13	$0.65	$0.98	$0.87
Assuming dilution	$0.13	$0.65	$0.98	$0.86
———————————————
(a)The three months ended June 30, 2020 adjustment is related to the NEP Series A convertible preferred units and the NEP senior unsecured convertible notes issued in 2017.
(b)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 61.5 million and 37.9 million for the three months ended June 30, 2021 and 2020, respectively, and 60.0 million and 31.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended June 30, 2021
Balances, March 31, 2021	$10		$9		$(74)		$(47)	$4	$(98)
Other comprehensive income before reclassifications	—		1		—		11	—	12
Amounts reclassified from AOCI	2	(a)	1	(b)	1	(c)	—	—	4
Net other comprehensive income	2		2		1		11	—	16
Less other comprehensive loss attributable to noncontrolling interests	—		—		—		(3)	—	(3)
Balances, June 30, 2021	$12		$11		$(73)		$(39)	$4	$(85)
Attributable to noncontrolling interests	$—		$—		$—		$(13)	$—	$(13)
Attributable to NEE	$12		$11		$(73)		$(26)	$4	$(72)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Six months ended June 30, 2021
Balances, December 31, 2020	$8		$20		$(75)		$(49)	$4	$(92)
Other comprehensive income (loss) before reclassifications	—		(7)		—		15	—	8
Amounts reclassified from AOCI	4	(a)	(2)	(b)	2	(c)	—	—	4
Net other comprehensive income (loss)	4		(9)		2		15	—	12
Less other comprehensive loss attributable to noncontrolling interests	—		—		—		(5)	—	(5)
Balances, June 30, 2021	$12		$11		$(73)		$(39)	$4	$(85)
Attributable to noncontrolling interests	$—		$—		$—		$(13)	$—	$(13)
Attributable to NEE	$12		$11		$(73)		$(26)	$4	$(72)
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.
(c)Reclassified to other net periodic benefit income in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended June 30, 2020
Balances, March 31, 2020	$(2)		$2		$(111)		$(90)	$3	$(198)
Other comprehensive income before reclassifications	—		14		—		17	—	31
Amounts reclassified from AOCI	3	(a)	—	(b)	(2)	(c)	—	—	1
Net other comprehensive income (loss)	3		14		(2)		17	—	32
Balances, June 30, 2020	$1		$16		$(113)		$(73)	$3	$(166)
Attributable to noncontrolling interests	$—		$—		$—		$(3)	$—	$(3)
Attributable to NEE	$1		$16		$(113)		$(70)	$3	$(163)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation		Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Six Months Ended June 30, 2020
Balances, December 30, 2019	$(27)		$11		$(114)		$(42)		$3	$(169)
Other comprehensive income (loss) before reclassifications	—		6		—		(18)		—	(12)
Amounts reclassified from AOCI	5	(a)	(1)	(b)	1	(c)	—		—	5
Net other comprehensive income (loss)	5		5		1		(18)		—	(7)
Impact of disposal of a business	23	(d)	—				(13)	(d)		10
Balances, June 30,2020	$1		$16		$(113)		$(73)		$3	$(166)
Attributable to noncontrolling interests	$—		$—		$—		$(3)		$—	$(3)
Attributable to NEE	$1		$16		$(113)		$(70)		$3	$(163)
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.
(c)Reclassified to other net periodic benefit income in NEE's condensed consolidated statements of income.
(d)Reclassified to gains (losses) on disposal of businesses/assets – net and interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments. See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
11.  Summary of Significant Accounting and Reporting Policies

FPL 2021 Base Rate Proceeding – On March 12, 2021, FPL filed a petition with the FPSC requesting, among other things, approval of a four-year rate plan that would begin in January 2022 (proposed four-year rate plan) replacing the current base rate settlement agreement that has been in place since 2017 (2016 rate agreement). As Gulf Power Company legally merged into FPL on January 1, 2021, the proposed four-year rate plan set forth in the petition includes the total revenue requirements of the combined utility system, reflecting the legal and operational consolidation of Gulf Power Company into FPL. The proposed four-year rate plan consists of, among other things: (i) an increase to base annual revenue requirements of approximately $1,075 million effective January 2022; (ii) a subsequent increase of approximately $605 million effective January 2023; (iii) a SoBRA mechanism to recover, subject to FPSC review, the revenue requirements of up to 894 MW of solar projects in 2024 and up to 894 MW in 2025 (preliminary estimate is that it would result in base rate adjustments of approximately $140 million in 2024 and $140 million in 2025 assuming the full amount of new solar capacity allowed under the proposed SoBRA mechanism was constructed). The plan also requests the continuation of the reserve surplus amortization mechanism and the storm cost recovery mechanism that are part of the 2016 rate agreement. Under this proposed four-year rate plan, FPL commits that if its requested base rate adjustments are approved, it will not request additional general base rate increases that would be effective before January 2026. FPL’s requested increases are based on a regulatory ROE of 11.50%, which includes a 50 basis point incentive for superior performance. In the event the FPSC declines to approve FPL’s proposed four-year rate plan, FPL's petition includes requests for approval of a two-year combined utility rate plan or a two-year separate utility rate plan. Testimony and exhibits of FPL witnesses, minimum filing requirements supporting the 2022 and 2023 general base rate increases and charges and other supporting schedules were also filed with the FPSC. Hearings on the base rate proceeding are scheduled during the third quarter of 2021 and a final decision is expected in the fourth quarter of 2021.

Regulatory Assets of Gulf Power – In March 2021, the FPSC approved a request to establish regulatory assets of approximately $462 million for the unrecovered investment in Plant Crist and to defer the recovery of the regulatory assets until base rates are reset in the base rate proceeding discussed above. The amount and recovery period are subject to FPSC prudence review.

In March 2021, the FPSC approved a request to begin recovering eligible storm restoration costs, which are currently estimated at approximately $185 million, related to Hurricane Sally through an interim surcharge effective March 2, 2021, with the amount collected subject to refund based on an FPSC prudence review.

Restricted Cash – At June 30, 2021 and December 31, 2020, NEE had approximately $549 million ($79 million for FPL) and $441 million ($135 million for FPL), respectively, of restricted cash, of which approximately $544 million ($74 million for FPL) and $374 million ($93 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and margin cash collateral requirements. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $141 million is netted against derivative assets and $119 million is netted against derivative liabilities at June 30, 2021 and $183 million is netted against derivative assets and $136 million is netted against derivative liabilities at December 31, 2020. See Note 2.
Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests – In February 2020, a subsidiary of NextEra Energy Resources completed the sale of its ownership interest in two solar generation facilities located in Spain with a total generating capacity of 99.8 MW, which resulted in net cash proceeds of approximately €111 million (approximately $121 million). In connection with the sale, a gain of approximately $270 million (pretax and after tax) was recorded in NEE's condensed consolidated statements of income for the six months ended June 30, 2020 and is included in gains (losses) on disposal of businesses/assets – net.

In December 2020, a subsidiary of NextEra Energy Resources sold its 100% ownership interest in a 100 MW solar generation facility and a 30 MW battery storage facility that was under construction in Arizona to a NEP subsidiary. In connection with the sale, approximately $155 million of cash received, which was subject to post-closing adjustments, was recorded as a contract liability, which was included in current other liabilities on NEE's condensed consolidated balance sheet at December 31, 2020. During the three months ended June 30, 2021, upon the facilities achieving commercial operations, the contract liability was reversed and the sale was recognized for accounting purposes.

In July 2021, subsidiaries of NextEra Energy Resources entered into an agreement to sell to a NEP subsidiary their 100% ownership interests in three wind generation facilities and one solar facility located in the West and Midwest regions of the U.S. with a total generating capacity of 467 MW and 33.3% of the noncontrolling ownership interests in four solar facilities and multiple distributed generation solar facilities located in geographically diverse locations throughout the U.S. representing a total net generating capacity of 122 MW. NEER expects to complete the sale by the end of 2021, subject to customary closing conditions and the receipt of certain regulatory approvals, for approximately $563 million, subject to closing adjustments. Additionally, NEP's share of the entities' debt and noncontrolling interests related to differential membership investors is estimated to be approximately $270 million at the time of closing.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Allowance for Doubtful Accounts and Bad Debt – FPL maintains an accumulated provision for uncollectible customer accounts receivable that is estimated using a percentage, derived from historical revenue and write-off trends, of the previous four months of revenue and includes estimates of credit and other losses based on both current events and forecasts. NEER regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of accounts receivable based on the historical bad debt write-off trends for its retail electricity provider operations, as well as includes estimates for credit and other losses based on both current events and forecasts. When necessary, NEER uses the specific identification method for all other receivables.

Credit Losses – NEE's credit department monitors current and forward credit exposure to counterparties and their affiliates. Prospective and existing customers are reviewed for creditworthiness based on established standards and credit quality indicators. Credit quality indicators and standards that are closely monitored include credit ratings, certain financial ratios and delinquency trends which are based off the latest available information. Customers not meeting minimum standards provide various credit enhancements or secured payment terms, such as letters of credit, the posting of margin cash collateral or use of master netting arrangements.

For the six months ended June 30, 2021 and 2020, NEE recorded approximately $146 million and $43 million of bad debt expense, including credit losses, respectively, which are included in O&M expenses in NEE’s condensed consolidated statements of income. The amount for the six months ended June 30, 2021 primarily relates to credit losses at NEER driven by the operational and energy market impacts of the February weather event. The estimate for credit losses related to the impacts of the February weather event was developed based on NEE’s assessment of the ultimate collectability of these receivables under potential workout scenarios. At June 30, 2021, approximately $142 million of allowances are included in noncurrent other assets on NEE's condensed consolidated balance sheet related to the February weather event.

Measurement of Credit Losses on Financial Instruments – Effective January 1, 2020, NEE and FPL adopted an accounting standards update that provides for a new methodology, the current expected credit loss (CECL) model, to account for credit losses for certain financial assets measured at amortized cost. On January 1, 2020, NEE recorded a reduction to retained earnings of approximately $11 million representing the cumulative effect of adopting the new standards update, which primarily related to the impact of applying the CECL model to NEER's receivables. The impact of adopting the new standards update was not material to FPL. See also Note 3 – Special Use Funds.

Property Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(millions)
Electric plant in service and other property	$109,358	$105,860	$65,133	$62,963
Nuclear fuel	1,709	1,604	1,178	1,143
Construction work in progress	13,368	10,639	5,706	5,361
Property, plant and equipment, gross	124,435	118,103	72,017	69,467
Accumulated depreciation and amortization	(27,624)	(26,300)	(16,114)	(15,588)
Property, plant and equipment – net	$96,811	$91,803	$55,903	$53,879

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
12.  Commitments and Contingencies

Commitments – NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures for the FPL segment and Gulf Power include, among other things, the cost for construction of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects, the procurement of nuclear fuel and the cost to maintain existing rate-regulated transmission facilities, as well as equity contributions to joint ventures for the development and construction of natural gas pipeline assets and a rate-regulated transmission facility. Also see Note 3 – Contingent Consideration.

At June 30, 2021, estimated capital expenditures for the remainder of 2021 through 2025 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals) have been received were as follows:

	Remainder of 2021	2022	2023	2024	2025	Total
	(millions)
FPL Segment:
Generation:(a)
New(b)	$490	$880	$1,030	$1,050	$760	$4,210
Existing	720	1,155	1,005	945	695	4,520
Transmission and distribution(c)	1,990	3,665	3,575	3,925	4,300	17,455
Nuclear fuel	115	170	120	145	145	695
General and other	455	760	750	645	795	3,405
Total	$3,770	$6,630	$6,480	$6,710	$6,695	$30,285
Gulf Power	$545	$695	$625	$685	$685	$3,235
NEER:
Wind(d)	$1,845	$1,340	$35	$40	$30	$3,290
Solar(e)	1,215	1,550	505	15	20	3,305
Battery storage	25	—	5	—	—	30
Nuclear, including nuclear fuel	125	210	145	180	185	845
Natural gas pipelines(f)	230	230	—	—	—	460
Rate-regulated transmission	245	270	65	45	25	650
Other	405	130	105	80	65	785
Total	$4,090	$3,730	$860	$360	$325	$9,365
———————————————
(a)Includes AFUDC of approximately $45 million, $50 million, $35 million, $35 million and $25 million for the remainder of 2021 through 2025, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $30 million, $50 million, $40 million, $55 million and $45 million for the remainder of 2021 through 2025, respectively.
(d)Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 4,043 MW.
(e)Includes capital expenditures for new solar projects and related transmission totaling approximately 4,782 MW.
(f)Construction of natural gas pipelines are subject to certain conditions, including applicable regulatory approvals and in certain cases the resolution of legal challenges.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 6 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $288 million at June 30, 2021. These obligations primarily related to guaranteeing the residual value of a financing lease. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At June 30, 2021, NEER has entered into contracts with expiration dates ranging from late July 2021 through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines and a rate-regulated transmission facility. Approximately $3.6 billion of related commitments

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates ranging from late July 2021 through 2042.
The required capacity and/or minimum payments under contracts, including those discussed above, at June 30, 2021 were estimated as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter
	(millions)
FPL(a)	$525	$975	$960	$940	$890	$9,385
NEER(b)(c)(d)	$2,565	$1,245	$210	$215	$145	$1,865
———————————————
(a)Includes approximately $210 million, $415 million, $410 million, $410 million, $405 million and $6,360 million for the remainder of 2021 through 2025 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause. For the three and six months ended June 30, 2021, the charges associated with these agreements totaled approximately $105 million and $209 million, respectively, of which $26 million and $53 million, respectively, were eliminated in consolidation at NEE. For the three and six months ended June 30, 2020, the charges associated with these agreements totaled approximately $97 million and $176 million, respectively, of which $27 million and $54 million, respectively, were eliminated in consolidation at NEE.
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
(c)Includes approximately $70 million of commitments to invest in technology investments through 2029. See Note 7 – Other.
(d)Includes approximately $510 million, $15 million, $10 million, $10 million, $5 million and $5 million for the remainder of 2021 through 2025 and thereafter, respectively, of joint obligations of NEECH and NEER.

Insurance – Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $450 million of private liability insurance per site, which is the maximum obtainable, except at Duane Arnold which obtained an exemption from the NRC and maintains a $100 million private liability insurance limit. Each site, except Duane Arnold, participates in a secondary financial protection system, which provides up to $13.1 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $963 million ($550 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $143 million ($82 million for FPL) per incident per year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $16 million and $20 million, plus any applicable taxes, per incident, respectively.

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils, except for Duane Arnold which has a limit of $50 million for property damage, decontamination risks and non-nuclear perils. NEE participates in co-insurance of 10% of the first $400 million of losses per site per occurrence, except at Duane Arnold. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $163 million ($104 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $2 million and $4 million, plus any applicable taxes, respectively.

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

Coronavirus Pandemic – NEE and FPL are closely monitoring the global outbreak of COVID-19 and are taking steps intended to mitigate the potential risks to NEE and FPL posed by COVID-19. NEE, including FPL, has implemented its pandemic plan, which includes putting in place various processes and procedures to limit the impact on its business, as well as the spread of the virus in its workforce. NEE and its subsidiaries, including FPL, have been able to access the capital markets. To date, there has been no material impact on NEE’s or FPL’s workforce, operations, financial performance, liquidity or on their supply chain as a result of

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
COVID-19; however, the ultimate severity or duration of the outbreak or its effects on the global, national or local economy, the capital and credit markets, or NEE’s and FPL’s workforce, customers and suppliers are uncertain. NEE and FPL cannot predict whether COVID-19 will have a material impact on their businesses, financial condition, liquidity or results of operations.

13.  Segment Information

The tables below present information for NEE's and FPL's segments. NEE's segments include its reportable segments, the FPL segment, a rate-regulated utility business, and NEER, which is comprised of competitive energy and rate-regulated transmission businesses, as well as an operating segment of NEE, Gulf Power, a rate-regulated utility business. FPL's reportable segments include the FPL segment and Gulf Power. See Note 5 – Merger of FPL and Gulf Power Company. Corporate and Other for each of NEE and FPL represents other business activities, such as purchase accounting adjustments for Gulf Power Company, includes eliminating entries, and may include the net effect of rounding.

NEE's segment information is as follows:

	Three Months Ended June 30,
	2021						2020
	FPL Seg-ment	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL Seg-ment	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$3,219	$350	$380		$(22)	$3,927	$2,825	$333	$1,077		$(31)	$4,204
Operating expenses – net	$2,066	$273	$1,023		$48	$3,410	$1,760	$259	$993		$23	$3,035
Net income (loss) attributable to NEE	$819	$63	$(315)	(b)	$(311)	$256	$749	$55	$481	(b)	$(10)	$1,275

	Six Months Ended June 30,
	2021						2020
	FPL Seg-ment	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL Seg-ment	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$5,842	$697	$1,162		$(48)	$7,653	$5,365	$660	$2,849		$(57)	$8,817
Operating expenses – net	$3,646	$549	$2,196		$90	$6,481	$3,385	$527	$1,974		$54	$5,940
Net income (loss) attributable to NEE	$1,539	$120	$176	(b)	$87	$1,922	$1,391	$94	$799	(b)	$(589)	$1,695
———————————————
(a)Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)See Note 4 for a discussion of NEER's tax benefits related to PTCs.

	June 30, 2021					December 31, 2020
	FPL Segment	Gulf Power	NEER	Corporate and Other	NEE Consoli- dated	FPL Segment	Gulf Power	NEER	Corporate and Other	NEE Consoli- dated
					(millions)
Total assets	$64,278	$6,818	$60,693	$3,224	$135,013	$61,610	$6,725	$55,633	$3,716	$127,684

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

FPL's segment information is as follows:

	Three Months Ended June 30,
	2021				2020
	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated
				(millions)
Operating revenues	$3,219	$350	$—	$3,569	$2,825	$333	$—	$3,158
Operating expenses – net	$2,066	$273	$—	$2,339	$1,760	$259	$—	$2,019
Net income	$819	$63	$—	$882	$749	$55	$(1)	$803

	Six Months Ended June 30,
	2021				2020
	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated
				(millions)
Operating revenues	$5,842	$697	$—	$6,539	$5,365	$660	$—	$6,025
Operating expenses – net	$3,646	$549	$—	$4,195	$3,385	$527	$—	$3,912
Net income	$1,539	$120	$1	$1,660	$1,391	$94	$1	$1,486

	June 30, 2021				December 31, 2020
	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated
				(millions)
Total assets	$64,278	$6,818	$2,645	$73,741	$61,610	$6,725	$2,666	$71,001

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than 5.6 million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2020 MWh produced on a net generation basis. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, the FPL segment and NEER, as well as an operating segment of NEE, Gulf Power, which was acquired by NEE in January 2019 and merged into FPL on January 1, 2021 (see Note 5 – Merger of FPL and Gulf Power Company). Corporate and Other is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries, and may include the net effect of rounding. Prior year's share-based data included in Management's Discussion has been retrospectively adjusted to reflect the 2020 stock split. See Note 10 – Earnings Per Share. The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2020 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year periods.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(millions)				(millions)
FPL Segment	$819	$749	$0.42	$0.38	$1,539	$1,391	$0.78	$0.71
Gulf Power	63	55	0.03	0.03	120	94	0.06	0.05
NEER(a)	(315)	481	(0.16)	0.24	176	799	0.09	0.41
Corporate and Other	(311)	(10)	(0.16)	—	87	(589)	0.05	(0.31)
NEE	$256	$1,275	$0.13	$0.65	$1,922	$1,695	$0.98	$0.86
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Net losses associated with non-qualifying hedge activity(a)	$(1,158)	$(127)	$(790)	$(845)
Differential membership interests-related – NEER	$(23)	$(21)	$(46)	$(46)
NEP investment gains, net – NEER	$(34)	$(36)	$(85)	$(72)
Gain on disposal of a business – NEER(b)	$—	$16	$—	$274
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net – NEER	$76	$157	$119	$(72)
———————————————
(a)    For the three months ended June 30, 2021 and 2020, approximately $908 million and $166 million of losses, respectively, and for the six months ended June 30, 2021 and 2020, $984 million and $345 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)    See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests for a discussion of the sale of two solar generation facilities in Spain (Spain projects).

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended June 30, 2021 was lower than the prior year period by $1,019 million reflecting lower results at NEER and Corporate and Other, partly offset by higher results at the FPL segment and Gulf Power. Net income attributable to NEE for the six months ended June 30, 2021 was higher than the prior year period by $227 million reflecting higher results at Corporate and Other, the FPL segment and Gulf Power, partly offset by lower results at NEER.

FPL's net income increased by $79 million for the three months ended June 30, 2021 primarily reflecting $70 million higher results at the FPL segment and $8 million higher results at Gulf Power. FPL's net income increased by $174 million for the six months ended June 30, 2021 primarily reflecting $148 million higher results at the FPL segment and $26 million higher results at Gulf Power. The FPL segment's increase in net income for the three and six months ended June 30, 2021 was primarily driven by continued investments in plant in service and other property. Gulf Power's increase in net income for the three and six months ended June 30, 2021 was primarily driven by an increase in AFUDC – equity and reductions in O&M expenses.

NEER's results decreased for the three months ended June 30, 2021 primarily reflecting unfavorable non-qualifying hedge activity compared to 2020 and lower gains associated with changes in the fair value of equity securities in NEER's nuclear decommissioning funds compared to 2020, partly offset by higher earnings from new investments. NEER's results decreased for the six months ended June 30, 2021 primarily reflecting unfavorable non-qualifying hedge activity compared to 2020 and the absence of the 2020 gain on the sale of the Spain projects, partly offset by favorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds compared to 2020 and higher earnings from new investments. In July 2021, subsidiaries of NextEra Energy Resources entered into an agreement to sell to a NEP subsidiary ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling approximately 589 MW. See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

Corporate and Other's results decreased for the three months ended June 30, 2021 primarily due to unfavorable non-qualifying hedge activity. Corporate and Other's results increased for the six months ended June 30, 2021 primarily due to favorable non-qualifying hedge activity.

NEE's effective income tax rates for the three months ended June 30, 2021 and 2020 were approximately 206% and 14%, respectively. NEE's effective income tax rates for the six months ended June 30, 2021 and 2020 were approximately 7% and (4)%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

On June 30, 2021, the Internal Revenue Service issued guidance that extends the safe harbor for continuous efforts and continuous construction requirements to provide wind and solar facilities that began construction between 2016 and 2019 with six years to complete construction and to provide wind and solar facilities that began construction in 2020 with five years to achieve their in service dates and qualify for the applicable tax credits. Also, if the time period to satisfy the safe harbor has passed, the continuity requirement is satisfied by demonstrating satisfaction of either the continuous efforts or continuous construction requirement, regardless of the method used to begin construction.

NEE and FPL are closely monitoring the global outbreak of COVID-19 and are taking steps intended to mitigate the potential risks to NEE and FPL posed by COVID-19. See Note 12 – Coronavirus Pandemic.

FPL: Results of Operations

The table below presents net income for FPL by reportable segment, the FPL segment and Gulf Power. On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However, FPL will continue to be regulated as two separate ratemaking entities until the FPSC approves consolidation of the FPL segment and Gulf Power rates and tariffs. The FPL segment and Gulf Power will continue to be separate operating segments of NEE as well as FPL, through 2021. See Note 5 – Merger of FPL and Gulf Power Company. Prior year FPL amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company. In the following discussions, all comparisons are with the corresponding items in the prior year periods.

	Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
FPL Segment	$819	$749	$1,539	$1,391
Gulf Power	63	55	120	94
Corporate and Other	—	(1)	1	1
FPL	$882	$803	$1,660	$1,486

FPL Segment: Results of Operations

Investments in plant in service and other property grew the FPL segment's average retail rate base for the three and six months ended June 30, 2021 by approximately $3.3 billion and $3.6 billion, respectively, when compared to the same periods in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization is permitted by the 2016 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of the FPL segment's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. During the three and six months ended June 30, 2021, the FPL segment recorded reserve amortization of approximately $100 million and $415 million, respectively. During the three and six months ended June 30, 2020, the FPL segment recorded reserve amortization of approximately $7 million and $156 million, respectively. During both 2021 and 2020, the FPL segment earned an approximately 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of June 30, 2021 and June 30, 2020.

On March 12, 2021, FPL filed a petition with the FPSC requesting, among other things, approval of a four-year rate plan that would begin in January 2022 (proposed four-year rate plan) replacing the 2016 rate agreement. As Gulf Power Company legally merged into FPL on January 1, 2021, the proposed four-year rate plan set forth in the petition includes the total revenue requirements of the combined utility system, reflecting the legal and operational consolidation of Gulf Power Company into FPL. See Note 11 – FPL 2021 Base Rate Proceeding.

In March 2020, the FPSC approved the SolarTogether program, a voluntary community solar program that gives certain FPL electric customers an opportunity to participate directly in the expansion of solar energy and receive credits on their related monthly customer bill. The program includes the addition of 20 dedicated 74.5 MW solar power plants owned and operated by FPL. As of June 30, 2021, all 20 plants have been placed into service.

Operating Revenues
During the three and six months ended June 30, 2021, operating revenues increased $394 million and $477 million, respectively. The increase for the three and six months ended June 30, 2021 primarily reflects higher fuel revenues of approximately $337 million and $395 million, respectively, primarily related to higher fuel and energy prices and the impact of the accelerated flow back of lower expected fuel costs to retail customers in May 2020. Retail base revenues were flat during the three and six months ended June 30, 2021 as compared to the prior year period. Retail base revenues during the three and six months ended June 30, 2021 were impacted by a decrease of 1.5% and 2.2%, respectively, in the average usage per retail customer, primarily related to unfavorable weather when compared to the prior year period, and an increase of 1.5% in the average number of customer accounts for both periods.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense increased $341 million and $399 million for the three and six months ended June 30, 2021, respectively, primarily reflecting higher fuel and energy prices.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $185 million during the six months ended June 30, 2021. During the six months ended June 30, 2021 and 2020, reserve amortization of approximately $415 million and $156 million, respectively, was recorded. Reserve amortization reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the condensed consolidated balance sheets. At June 30, 2021, approximately $473 million remains in accrued asset removal costs related to reserve amortization.

Gulf Power: Results of Operations

Gulf Power's net income increased $8 million and $26 million for the three and six months ended June 30, 2021, respectively. Operating revenues increased $17 million and $37 million for the three and six months ended June 30, 2021, respectively, primarily related to higher fuel revenues. Operating expenses – net increased $14 million and $22 million for the three and six months ended June 30, 2021, respectively, primarily related to increases of $12 million and $30 million, respectively, in fuel, purchased power and interchange expense, partly offset by lower O&M expenses for the six months ended June 30, 2021. AFUDC – equity increased $4 million and $6 million for the three and six months ended June 30, 2021, respectively.

In March 2021, the FPSC approved a request to begin recovering eligible storm restoration costs related to Hurricane Sally. See Note 11 – Regulatory Assets of Gulf Power.

NEER: Results of Operations

NEER’s net income less net loss attributable to noncontrolling interests decreased $796 million and $623 million for the three and six months ended June 30, 2021, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(millions)
New investments(a)	$85	$163
Existing generation and storage assets(a)	24	(50)
Gas infrastructure(a)	(1)	47
Customer supply and proprietary power and gas trading(b)	(52)	(85)
NEET(b)	17	15
Other	(32)	22
Change in non-qualifying hedge activity(c)	(742)	(639)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	(81)	191
NEP investment gains, net(c)	2	(13)
Disposal of a business(d)	(16)	(274)
Decrease in net income less net loss attributable to noncontrolling interests	$(796)	$(623)
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
(c)    See Overview – Adjusted Earnings for additional information.
(d)    Relates to the sale of the Spain projects. See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

New Investments
Results from new investments for the three and six months ended June 30, 2021 increased primarily due to higher earnings, including federal income tax credits, related to new wind and solar generating facilities and solar storage facilities that entered service during or after the three and six months ended June 30, 2020.

Other Factors
Supplemental to the primary drivers of the changes in NEER's net income less net loss attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended June 30, 2021 decreased $697 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $970 million of losses for the three months ended June 30, 2021 compared to $257 million of losses for the comparable period in 2020),
•lower revenues from existing generation and storage assets of $48 million primarily due to the closure of Duane Arnold in August 2020, and
•net decreases in revenues of $34 million from the customer supply, proprietary power and gas trading, and gas infrastructure businesses, partly offset by,
•revenues from new investments of $77 million.

Operating revenues for the six months ended June 30, 2021 decreased $1,687 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $1,540 million of losses for the six months ended June 30, 2021 compared to $184 million of gains for the comparable period in 2020), and
•lower revenues from existing generation and storage assets of $259 million primarily due to the closure of Duane Arnold in August 2020 and the February weather event, partly offset by,
•net increases in revenues of $111 million from the customer supply, proprietary power and gas trading, and gas infrastructure businesses, and
•revenues from new investments of $154 million.

Operating Expenses – net
Operating expenses – net for the six months ended June 30, 2021 increased $222 million primarily due to an increase of $101 million in O&M expenses primarily related to bad debt expense associated with the February weather event (see Note 11 – Credit Losses) and an increase in depreciation expense of $75 million primarily related to new investments.

Gains (Losses) on Disposal of Businesses/Assets – net
The change in gains on disposal of businesses/assets – net primarily relates to the absence in the six months ended June 30, 2021 of the sale of the Spain projects that occurred in the first quarter of 2020. See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

Interest Expense
NEER’s interest expense for the six months ended June 30, 2021 decreased approximately $342 million primarily reflecting $315 million of favorable impacts related to changes in the fair value of interest rate derivative instruments.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $84 million of equity in losses of equity method investees for the three months ended June 30, 2021 compared to $154 million of equity in earnings of equity method investees for the prior year period. The change for the three months ended June 30, 2021 primarily reflects equity in losses of NEP recorded in 2021 primarily due to unfavorable impacts related to changes in the fair value of interest rate derivative instruments. NEER recognized $356 million of equity in earnings of equity method investees for the six months ended June 30, 2021 compared to $236 million of equity in losses of equity method investees for the prior year period. The change for the six months ended June 30, 2021 primarily reflects equity in earnings of NEP recorded in 2021 primarily due to favorable impacts related to changes in the fair value of interest rate derivative instruments.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds – net
For the three months ended June 30, 2021, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to less favorable market conditions as compared to the prior year period. For the six months ended June 30, 2021, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to favorable market conditions in 2021 compared to unfavorable market conditions in 2020.

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

GridLiance Acquisition
On March 31, 2021, a wholly owned subsidiary of NEET acquired GridLiance, which owns and operates three FERC-regulated transmission utilities across six states, five in the Midwest and Nevada. See Note 5 – GridLiance.

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

Corporate and Other's results decreased $301 million and increased $676 million during the three and six months ended June 30, 2021, respectively. The decrease for the three months ended June 30, 2021 primarily reflects unfavorable after-tax impacts of approximately $289 million related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments. The increase for the six months ended June 30, 2021 primarily reflects favorable after-tax impacts of approximately $694 million related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures (see Note 12 – Commitments), investments in or acquisitions of assets and businesses (see Note 5), payment of maturing debt and related derivative obligations (see Note 2) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt and, from time to time, equity securities, proceeds from differential membership investors and sales of assets to NEP or third parties, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE's sources and uses of cash for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
	2021	2020
	(millions)
Sources of cash:
Cash flows from operating activities	$3,495	$3,792
Issuances of long-term debt, including premiums and discounts	7,359	8,470
Payments from related parties under the CSCS agreement – net	1,085	46
Issuances of common stock – net	5	—
Other sources – net	248	269
Total sources of cash	12,192	12,577
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases(a)	(8,315)	(6,278)
Retirements of long-term debt	(1,023)	(2,332)
Net decrease in commercial paper and other short-term debt	(1,250)	(2,107)
Issuances of common stock/equity units – net	—	(51)
Dividends	(1,511)	(1,371)
Other uses – net	(210)	(108)
Total uses of cash	(12,309)	(12,247)
Effects of currency translation on cash, cash equivalents and restricted cash	4	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(113)	$328
———————————————
(a)    2021 includes the acquisition of GridLiance. See Note 5 – GridLiance.

For significant financing activity that occurred in July 2021, see Note 9.

NEE's primary capital requirements are for expanding and enhancing the FPL segment's and Gulf Power's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2021 through 2025. The following table provides a summary of capital investments for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
	(millions)
FPL Segment:
Generation:
New	$320	$718
Existing	500	410
Transmission and distribution	1,945	1,581
Nuclear fuel	88	111
General and other	245	221
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	(64)	168
Total	3,034	3,209
Gulf Power	323	508
NEER:
Wind	2,501	1,081
Solar	1,157	855
Battery storage	150	8
Nuclear, including nuclear fuel	139	59
Natural gas pipelines	70	88
Other gas infrastructure	215	304
Other (2021 includes the acquisition of GridLiance, see Note 5 – GridLiance)	726	157
Total	4,958	2,552
Corporate and Other	—	9
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$8,315	$6,278

Liquidity

At June 30, 2021, NEE's total net available liquidity was approximately $11.6 billion. The table below provides the components of FPL's and NEECH's net available liquidity at June 30, 2021.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,798	$5,257	$9,055	2022 – 2026	2022 – 2026
Issued letters of credit	(3)	(565)	(568)
	3,795	4,692	8,487

Bilateral revolving credit facilities(b)	1,980	2,400	4,380	2021 – 2024	2021 – 2023
Borrowings	—	—	—
	1,980	2,400	4,380

Letter of credit facilities(c)	—	1,250	1,250		2022 – 2023
Issued letters of credit		(1,050)	(1,050)
	—	200	200

Subtotal	5,775	7,292	13,067

Cash and cash equivalents	42	839	881
Commercial paper and other short-term borrowings outstanding	(484)	(775)	(1,259)
Amounts due to related parties under the CSCS agreement (see Note 6)	—	(1,095)	(1,095)
Net available liquidity	$5,333	$6,261	$11,594
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,275 million ($650 million for FPL and $2,625 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,375 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $882 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. Approximately $3,120 million of FPL's and $3,889 million of NEECH's syndicated revolving credit facilities expire in 2026.
(b)    Approximately $300 million of NEECH's bilateral revolving credit facilities is available for costs incurred in connection with the development, construction and operations of wind and solar power generation facilities.
(c)    Only available for the issuance of letters of credit.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At June 30, 2021, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and equity contributions associated with a natural gas pipeline project under construction and a related natural gas transportation agreement. Commitments associated with these activities are included in the contracts table in Note 12.

In addition, at June 30, 2021, NEE subsidiaries had approximately $4.2 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations (see Note 3 – Contingent Consideration and Note 12 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At June 30, 2021, these guarantees totaled approximately $378 million and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At June 30, 2021, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at June 30,

2021) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $1.1 billion.

At June 30, 2021, subsidiaries of NEE also had approximately $2.3 billion of standby letters of credit and approximately $721 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Six Months Ended June 30, 2021			Year Ended December 31, 2020
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(1)	$1,197	$7,653	$(1)	$5,093	$17,997
Operating income (loss)	$(161)	$(1,023)	$1,179	$(269)	$1,221	$5,116
Net income (loss)	$71	$(103)	$1,570	$(500)	$(551)	$2,369
Net income (loss) attributable to NEE/NEECH	$71	$250	$1,922	$(500)	$—	$2,919

	June 30, 2021			December 31, 2020
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$381	$5,004	$8,061	$620	$4,571	$7,382
Total noncurrent assets	$2,039	$56,954	$126,952	$2,069	$52,565	$120,302
Total current liabilities	$5,188	$12,457	$16,818	$4,317	$9,991	$15,558
Total noncurrent liabilities	$26,747	$36,097	$73,081	$22,854	$31,439	$67,197
Noncontrolling interests	$—	$8,182	$8,182	$—	$8,416	$8,416

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

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

Covenants
On June 15, 2021, NEECH designated its 3.50% Debentures, Series due April 1, 2029 as the Covered Debt for purposes of the Replacement Capital Covenant from NEECH and NEE, dated September 19, 2006, as amended, and the Replacement Capital Covenant from NEECH and NEE, dated June 12, 2007, as amended, replacing its 3.625% Debentures, Series due June 15, 2023.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2021 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2021
Fair value of contracts outstanding at March 31, 2021	$796	$538	$(6)	$1,328
Reclassification to realized at settlement of contracts	8	(4)	—	4
Value of contracts acquired	1	1	—	2
Net option premium purchases (issuances)	7	2	—	9
Changes in fair value excluding reclassification to realized	(35)	(893)	11	(917)
Fair value of contracts outstanding at June 30, 2021	777	(356)	5	426
Net margin cash collateral paid (received)				(30)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2021	$777	$(356)	$5	$396

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2021
Fair value of contracts outstanding at December 31, 2020	$706	$996	$—	$1,702
Reclassification to realized at settlement of contracts	93	15	1	109
Value of contracts acquired	12	2	—	14
Net option premium purchases (issuances)	13	2	—	15
Changes in fair value excluding reclassification to realized	(47)	(1,371)	4	(1,414)
Fair value of contracts outstanding at June 30, 2021	777	(356)	5	426
Net margin cash collateral paid (received)				(30)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2021	$777	$(356)	$5	$396

NEE's total mark-to-market energy contract net assets (liabilities) at June 30, 2021 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2021
(millions)
Current derivative assets	$771
Noncurrent derivative assets	1,291
Current derivative liabilities	(1,117)
Noncurrent derivative liabilities	(549)
NEE's total mark-to-market energy contract net assets	$396

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2021 were as follows:

	Maturity
	2021	2022	2023	2024	2025	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$62	$(177)	$(59)	$(32)	$(17)	$—	$(223)
Significant other observable inputs	158	329	147	67	56	(1)	756
Significant unobservable inputs	(174)	(76)	28	36	56	374	244
Total	46	76	116	71	95	373	777
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	9	(40)	(5)	3	3	—	(30)
Significant other observable inputs	(168)	(231)	(143)	(100)	(50)	27	(665)
Significant unobservable inputs	46	30	28	21	28	186	339
Total	(113)	(241)	(120)	(76)	(19)	213	(356)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	4	—	—	—	—	—	4
Significant unobservable inputs	2	(1)	—	—	—	—	1
Total	6	(1)	—	—	—	—	5
Total sources of fair value	$(61)	$(166)	$(4)	$(5)	$76	$586	$426

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2020 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2020
Fair value of contracts outstanding at March 31, 2020	$710	$1,566	$(12)	$2,264
Reclassification to realized at settlement of contracts	(82)	(91)	4	(169)
Value of contracts acquired	5	2	—	7
Net option premium purchases (issuances)	(4)	—	—	(4)
Changes in fair value excluding reclassification to realized	75	(127)	(1)	(53)
Fair value of contracts outstanding at June 30, 2020	704	1,350	(9)	2,045
Net margin cash collateral paid (received)				(128)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2020	$704	$1,350	$(9)	$1,917

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2020
Fair value of contracts outstanding at December 31, 2019	$651	$1,209	$(11)	$1,849
Reclassification to realized at settlement of contracts	(220)	(210)	7	(423)
Value of contracts acquired	91	(38)	—	53
Net option premium purchases (issuances)	(4)	1	—	(3)
Changes in fair value excluding reclassification to realized	186	388	(5)	569
Fair value of contracts outstanding at June 30, 2020	704	1,350	(9)	2,045
Net margin cash collateral paid (received)				(128)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2020	$704	$1,350	$(9)	$1,917

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2020	$—	$3	$3	$1	$77	$78	$1	$84	$85
June 30, 2021	$—	$10	$10	$—	$85	$85	$—	$79	$78
Average for the six months ended June 30, 2021	$—	$7	$7	$—	$56	$57	$—	$59	$59
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,293	$2,293	$2,134	$2,134
Other investments, primarily debt securities	$267	$267	$247	$247
Long-term debt, including current portion	$52,063	$56,277	$46,082	$51,525
Interest rate contracts – net unrealized losses	$(600)	$(600)	$(961)	$(961)
FPL:
Fixed income securities – special use funds	$1,774	$1,774	$1,617	$1,617
Long-term debt, including current portion	$18,568	$21,768	$17,236	$21,178
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

At June 30, 2021, NEE had interest rate contracts with a notional amount of approximately $10.8 billion to manage exposure to the variability of cash flows associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE's net liabilities would increase by approximately $1,389 million ($616 million for FPL) at June 30, 2021.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $5,307 million and $4,726 million ($3,409 million and $3,012 million for FPL) at June 30, 2021 and December 31, 2020, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At June 30, 2021, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in an approximately $494 million ($317 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At June 30, 2021, approximately 61% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings. See Notes 1 and 11 – Credit Losses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2021.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2021 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/21 – 4/30/21	—	—	—	180,000,000
5/1/21 – 5/31/21	1,485	$73.12	—	180,000,000
6/1/21 – 6/30/21	1,596	$73.56	—	180,000,000
Total	3,081	$73.35	—
————————————
(a)Includes: (1) in May 2021, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in June 2021, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.
(b)In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock (180 million shares after giving effect to the 2020 stock split) over an unspecified period.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of Florida Power & Light Company, dated May 10, 2021, creating the Floating Rate Notes, Series due May 10, 2023 (filed as Exhibit 4 to Form 8-K dated May 10, 2021, File No. 2-27612)
		x	x
*4(b)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 8, 2021, creating the 1.90% Debentures, Series due June 15, 2028 (filed as Exhibit 4 to Form 8-K dated June 8, 2021, File No. 1-8841)
x
*10(a)	NextEra Energy, Inc. 2021 Long Term Incentive Plan (filed as Exhibit 10 to Form 8-K dated May 20, 2021, File No. 1-8841)	x	x
10(b)	Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers	x	x
10(c)	Form of Performance Share Award Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers	x	x
10(d)	Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers	x	x
10(e)	Executive Retention Employment Agreement between NextEra Energy, Inc. and Robert P. Coffey dated as of June 14, 2021.	x	x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: July 26, 2021

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller (Principal Accounting Officer)