Form 10-Q
period 2021-09-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2021-10-25
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at September 30, 2021: 1,962,137,094

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at September 30, 2021, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
OPERATING REVENUES	$4,370	$4,785	$12,023	$13,602
OPERATING EXPENSES
Fuel, purchased power and interchange	1,383	1,111	3,393	2,663
Other operations and maintenance	910	922	2,764	2,656
Depreciation and amortization	1,230	1,279	2,960	3,108
Taxes other than income taxes and other – net	481	454	1,368	1,278
Total operating expenses – net	4,004	3,766	10,485	9,705
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	13	(11)	20	279
OPERATING INCOME	379	1,008	1,558	4,176
OTHER INCOME (DEDUCTIONS)
Interest expense	(335)	(208)	(671)	(1,839)
Equity in earnings of equity method investees	109	249	465	13
Allowance for equity funds used during construction	37	22	100	64
Interest income	7	7	33	31
Gains on disposal of investments and other property – net	17	16	69	42
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	(26)	87	137	(23)
Other net periodic benefit income	64	50	193	149
Other – net	25	21	74	25
Total other income (deductions) – net	(102)	244	400	(1,538)
INCOME BEFORE INCOME TAXES	277	1,252	1,958	2,638
INCOME TAX EXPENSE (BENEFIT)	(27)	129	84	79
NET INCOME	304	1,123	1,874	2,559
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	143	106	495	365
NET INCOME ATTRIBUTABLE TO NEE	$447	$1,229	$2,369	$2,924
Earnings per share attributable to NEE:
Basic	$0.23	$0.63	$1.21	$1.49
Assuming dilution	$0.23	$0.62	$1.20	$1.49

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME	$304	$1,123	$1,874	$2,559
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $1 tax benefit, $1 tax benefit and $2 tax benefit, respectively)	—	2	4	7
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of less than $1 tax benefit, $1 tax expense, $3 tax benefit and $3 tax expense, respectively)	(2)	3	(9)	9
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1 tax expense, less than $1 tax expense, $1 tax expense and $1 tax expense, respectively)	(1)	(1)	(3)	(2)
Defined benefit pension and other benefits plans:
Reclassification from accumulated other comprehensive income (loss) to net income (net of less than $1 tax benefit, less than $1 tax benefit, $1 tax benefit and $1 tax benefit, respectively)	1	1	3	2
Net unrealized gains (losses) on foreign currency translation	(13)	8	2	(10)
Other comprehensive income related to equity method investees (net of less than $1 tax expense and less than $1 tax expense, respectively)	1	—	1	—
Total other comprehensive income (loss), net of tax	(14)	13	(2)	6
IMPACT OF DISPOSAL OF A BUSINESS (NET OF $19 TAX BENEFIT)	—	—	—	10
COMPREHENSIVE INCOME	290	1,136	1,872	2,575
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	148	104	495	366
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$438	$1,240	$2,367	$2,941

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$692	$1,105
Customer receivables, net of allowances of $39 and $67, respectively	3,205	2,263
Other receivables	653	711
Materials, supplies and fossil fuel inventory	1,744	1,552
Regulatory assets	589	377
Derivatives	1,079	570
Other	1,610	804
Total current assets	9,572	7,382
Other assets:
Property, plant and equipment – net ($19,216 and $18,084 related to VIEs, respectively)	99,141	91,803
Special use funds	8,485	7,779
Investment in equity method investees	5,942	5,728
Prepaid benefit costs	1,845	1,707
Regulatory assets	3,665	3,712
Derivatives	1,258	1,647
Goodwill	4,844	4,254
Other	4,411	3,672
Total other assets	129,591	120,302
TOTAL ASSETS	$139,163	$127,684
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$3,594	$1,551
Other short-term debt	700	458
Current portion of long-term debt ($27 and $27 related to VIEs, respectively)	2,955	4,138
Accounts payable ($360 and $1,433 related to VIEs, respectively)	5,456	4,615
Customer deposits	482	474
Accrued interest and taxes	1,157	519
Derivatives	2,597	311
Accrued construction-related expenditures	1,396	991
Regulatory liabilities	296	245
Other	1,823	2,256
Total current liabilities	20,456	15,558
Other liabilities and deferred credits:
Long-term debt ($537 and $493 related to VIEs, respectively)	48,092	41,944
Asset retirement obligations	2,968	3,057
Deferred income taxes	8,134	8,020
Regulatory liabilities	10,717	10,735
Derivatives	1,538	1,199
Other	2,532	2,242
Total other liabilities and deferred credits	73,981	67,197
TOTAL LIABILITIES	94,437	82,755
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	79	—
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 1,962 and 1,960, respectively)	20	20
Additional paid-in capital	11,259	11,222
Retained earnings	25,464	25,363
Accumulated other comprehensive loss	(94)	(92)
Total common shareholders' equity	36,649	36,513
Noncontrolling interests ($7,993 and $8,413 related to VIEs, respectively)	7,998	8,416
TOTAL EQUITY	44,647	44,929
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$139,163	$127,684

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,874	$2,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,960	3,108
Nuclear fuel and other amortization	202	184
Unrealized losses on marked to market derivative contracts – net	2,250	952
Foreign currency transaction losses (gains)	(70)	5
Deferred income taxes	140	(44)
Cost recovery clauses and franchise fees	(202)	(34)
Equity in earnings of equity method investees	(465)	(13)
Distributions of earnings from equity method investees	392	339
Gains on disposal of businesses, assets and investments – net	(89)	(321)
Other – net	(399)	131
Changes in operating assets and liabilities:
Current assets	(1,227)	(513)
Noncurrent assets	(316)	(169)
Current liabilities	1,138	414
Noncurrent liabilities	48	33
Net cash provided by operating activities	6,236	6,631
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL Segment	(4,472)	(4,379)
Capital expenditures of Gulf Power	(527)	(859)
Independent power and other investments of NEER	(6,799)	(3,908)
Nuclear fuel purchases	(206)	(158)
Other capital expenditures	(1)	(8)
Sale of independent power and other investments of NEER	384	178
Proceeds from sale or maturity of securities in special use funds and other investments	3,233	3,163
Purchases of securities in special use funds and other investments	(3,498)	(3,306)
Other – net	41	71
Net cash used in investing activities	(11,845)	(9,206)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	9,614	11,898
Retirements of long-term debt	(4,262)	(3,690)
Proceeds from differential membership investors	328	572
Net change in commercial paper	2,043	(2,516)
Proceeds from other short-term debt	—	2,158
Repayments of other short-term debt	(258)	(2,100)
Payments from related parties under a cash sweep and credit support agreement – net	295	70
Issuances of common stock/equity units – net	7	(100)
Dividends on common stock	(2,267)	(2,057)
Other – net	(434)	(321)
Net cash provided by financing activities	5,066	3,914
Effects of currency translation on cash, cash equivalents and restricted cash	1	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	(542)	1,329
Cash, cash equivalents and restricted cash at beginning of period	1,546	1,108
Cash, cash equivalents and restricted cash at end of period	$1,004	$2,437
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$4,664	$4,612
Increase in property, plant and equipment related to an acquisition	$—	$353
Decrease in joint venture investments related to an acquisition	$—	$145

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended September 30, 2021	Shares	Aggregate Par Value
Balances, June 30, 2021	1,962	$20	$11,224	$(85)	$25,773	$36,932	$8,182	$45,114	$—
Net income (loss)	—	—	—	—	447	447	(144)		1
Share-based payment activity	—	—	47	—	—	47	—		—
Dividends on common stock(a)	—	—	—	—	(756)	(756)	—		—
Other comprehensive loss	—	—	—	(9)	—	(9)	(5)		—
Other differential membership interests activity	—	—	—	—	—	—	(44)		78
Other	—	—	(12)	—	—	(12)	9		—
Balances, September 30, 2021	1,962	$20	$11,259	$(94)	$25,464	$36,649	$7,998	$44,647	$79
———————————————
(a)Dividends per share were $0.385 for the three months ended September 30, 2021.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Nine Months Ended September 30, 2021	Shares	Aggregate Par Value
Balances, December 31, 2020	1,960	$20	$11,222	$(92)	$25,363	$36,513	$8,416	$44,929	$—
Net income (loss)	—	—	—	—	2,369	2,369	(496)		1
Share-based payment activity	3	—	70	—	—	70	—		—
Dividends on common stock(a)	—	—	—	—	(2,267)	(2,267)	—		—
Other comprehensive loss	—	—	—	(2)	—	(2)	—		—
Other differential membership interests activity	—	—	—	—	—	—	36		78
Other	(1)	—	(33)	—	(1)	(34)	42		—
Balances, September 30, 2021	1,962	$20	$11,259	$(94)	$25,464	$36,649	$7,998	$44,647	$79
———————————————
(a)Dividends per share were $0.385 for each of the quarterly periods in 2021.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended September 30, 2020	Shares	Aggregate Par Value
Balances, June 30, 2020	1,959	$20	$11,705	$(163)	$25,511	$37,073	$4,501	$41,574	$291
Net income (loss)	—	—	—	—	1,229	1,229	(105)		(1)
Premium on equity units	—	—	(334)	—	—	(334)	—		—
Share-based payment activity	1	—	43	—	—	43	—		—
Dividends on common stock(a)	—	—	—	—	(686)	(686)	—		—
Other comprehensive income	—	—	—	11	—	11	2		—
Issuances of common stock/equity units - net	—	—	(41)	—	—	(41)	—		—
Other differential membership interests activity	—	—	(6)	—	—	(6)	348		(125)
Other	—	—	(2)	—	—	(2)	29		—
Balances, September 30, 2020	1,960	$20	$11,365	$(152)	$26,054	$37,287	$4,775	$42,062	$165
———————————————
(a)Dividends per share were $0.35 for the three months ended September 30, 2020.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Nine Months Ended September 30, 2020	Shares	Aggregate Par Value
Balances, December 31, 2019	1,956	$20	$11,955	$(169)	$25,199	$37,005	$4,355	$41,360	$487
Net income (loss)	—	—	—	—	2,924	2,924	(361)		(4)
Premium on equity units	—	—	(587)	—	—	(587)	—		—
Share-based payment activity	4	—	102	—	—	102	—		—
Dividends on common stock(a)	—	—	—	—	(2,057)	(2,057)	—		—
Other comprehensive income (loss)	—	—	—	7	—	7	(1)		—
Issuance cost of common stock/equity units – net	—	—	(92)	—	—	(92)	—		—
Impact of a disposal of a business(b)	—	—	—	10	—	10	—		—
Adoption of accounting standards update(c)	—	—	—	—	(11)	(11)	—		—
Other differential membership interests activity	—	—	(13)	—	—	(13)	720		(318)
Other	—	—	—	—	(1)	(1)	62		—
Balances, September 30, 2020	1,960	$20	$11,365	$(152)	$26,054	$37,287	$4,775	$42,062	$165
_______________________
(a)Dividends per share were $0.35 for each of the quarterly periods in 2020.
(b)See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.
(c)See Note 11 – Measurement of Credit Losses on Financial Instruments.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020(a)	2021	2020(a)
OPERATING REVENUES	$4,134	$3,859	$10,673	$9,885
OPERATING EXPENSES
Fuel, purchased power and interchange	1,218	970	2,953	2,276
Other operations and maintenance	416	414	1,211	1,217
Depreciation and amortization	815	899	1,724	1,990
Taxes other than income taxes and other – net	419	400	1,175	1,113
Total operating expenses – net	2,868	2,683	7,063	6,596
OPERATING INCOME	1,266	1,176	3,610	3,289
OTHER INCOME (DEDUCTIONS)
Interest expense	(152)	(155)	(461)	(484)
Allowance for equity funds used during construction	35	21	93	62
Other – net	8	—	11	2
Total other deductions – net	(109)	(134)	(357)	(420)
INCOME BEFORE INCOME TAXES	1,157	1,042	3,253	2,869
INCOME TAXES	230	194	667	535
NET INCOME(b)	$927	$848	$2,586	$2,334
_______________________
(a)Amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 5 – Merger of FPL and Gulf Power Company.
(b)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2021	December 31, 2020(a)
ASSETS
Current assets:
Cash and cash equivalents	$71	$25
Customer receivables, net of allowances of $14 and $44, respectively	1,548	1,141
Other receivables	374	405
Materials, supplies and fossil fuel inventory	922	899
Regulatory assets	562	360
Other	164	182
Total current assets	3,641	3,012
Other assets:
Electric utility plant and other property – net	57,026	53,879
Special use funds	5,860	5,347
Prepaid benefit costs	1,630	1,550
Regulatory assets	3,259	3,399
Goodwill	2,989	2,989
Other	840	825
Total other assets	71,604	67,989
TOTAL ASSETS	$75,245	$71,001
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$699	$1,551
Other short-term debt	200	200
Current portion of long-term debt	536	354
Accounts payable	1,195	874
Customer deposits	475	468
Accrued interest and taxes	913	300
Accrued construction-related expenditures	461	423
Regulatory liabilities	279	224
Other	598	948
Total current liabilities	5,356	5,342
Other liabilities and deferred credits:
Long-term debt	16,788	16,882
Asset retirement obligations	1,953	1,871
Deferred income taxes	6,982	6,519
Regulatory liabilities	10,578	10,600
Other	509	559
Total other liabilities and deferred credits	36,810	36,431
TOTAL LIABILITIES	42,166	41,773
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	19,936	18,236
Retained earnings	11,770	9,619
TOTAL EQUITY	33,079	29,228
TOTAL LIABILITIES AND EQUITY	$75,245	$71,001
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

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,586	$2,334
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,724	1,990
Nuclear fuel and other amortization	130	125
Deferred income taxes	488	353
Cost recovery clauses and franchise fees	(202)	(34)
Other – net	(197)	(5)
Changes in operating assets and liabilities:
Current assets	(312)	(503)
Noncurrent assets	(86)	(48)
Current liabilities	576	514
Noncurrent liabilities	(7)	(32)
Net cash provided by operating activities	4,700	4,694
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,000)	(5,224)
Nuclear fuel purchases	(110)	(122)
Proceeds from sale or maturity of securities in special use funds	2,223	1,964
Purchases of securities in special use funds	(2,302)	(2,027)
Other – net	(8)	(20)
Net cash used in investing activities	(5,197)	(5,429)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including discounts	1,388	3,003
Retirements of long-term debt	(1,304)	(1,467)
Net change in commercial paper	(852)	(1,674)
Capital contributions from NEE	1,700	2,750
Dividends to NEE	(435)	(1,760)
Other – net	(21)	(38)
Net cash provided by financing activities	476	814
Net increase (decrease) in cash, cash equivalents and restricted cash	(21)	79
Cash, cash equivalents and restricted cash at beginning of period	160	264
Cash, cash equivalents and restricted cash at end of period	$139	$343
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$817	$734
_______________________
(a)Amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 5 – Merger of FPL and Gulf Power Company.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended September 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, June 30, 2021	$1,373	$19,272	$10,843	$31,488
Net income	—	—	927
Capital contributions from NEE	—	665	—
Other	—	(1)	—
Balances, September 30, 2021	$1,373	$19,936	$11,770	$33,079

Nine Months Ended September 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2020(a)	$1,373	$18,236	$9,619	$29,228
Net income	—	—	2,586
Capital contributions from NEE	—	1,700	—
Dividends to NEE	—	—	(435)
Balances, September 30, 2021	$1,373	$19,936	$11,770	$33,079

Three Months Ended September 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, June 30, 2020(a)	$1,373	$18,085	$10,424	$29,882
Net income(a)	—	—	848
Capital contributions from NEE(a)	—	150	—
Dividends to NEE(a)	—	—	(1,760)
Balances, September 30, 2020(a)	$1,373	$18,235	$9,512	$29,120

Nine Months Ended September 30, 2020	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2019(a)	$1,373	$15,485	$8,939	$25,797
Net income(a)	—	—	2,334
Capital contributions from NEE(a)	—	2,750	—
Dividends to NEE(a)	—	—	(1,760)
Other(a)	—	—	(1)
Balances, September 30, 2020(a)	$1,373	$18,235	$9,512	$29,120
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2020 Form 10-K. In the opinion of NEE and FPL management, all adjustments considered necessary for fair financial statement presentation have been made. All adjustments are normal and recurring unless otherwise noted. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. FPL amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 5 – Merger of FPL and Gulf Power Company. The results of operations for an interim period generally will not give a true indication of results for the year. Prior year's share and share-based data have been retrospectively adjusted to reflect the four-for-one split of NEE common stock effective October 26, 2020 (2020 stock split). See Note 10 – Earnings Per Share.

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $5.4 billion ($4.1 billion at FPL) and $4.9 billion ($3.8 billion at FPL) for the three months ended September 30, 2021 and 2020, respectively, and $14.1 billion ($10.6 billion at FPL) and $12.9 billion ($9.8 billion at FPL) for the nine months ended September 30, 2021 and 2020, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar. During the nine months ended September 30, 2021, NEER did not recognize approximately $180 million of revenue related to reimbursable expenses from a counterparty that are deemed not probable of collection. These reimbursable expenses arose from the impact of severe prolonged winter weather in Texas in February 2021 (February weather event). These determinations were made based on assessments of the counterparty's creditworthiness and NEER's ability to collect.
FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. Retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At September 30, 2021 and December 31, 2020, FPL's unbilled revenues amounted to approximately $545 million and $454 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of September 30, 2021, FPL expects to record approximately $405 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2021 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales associated with ISO annual auctions through 2025 and certain power purchase agreements with maturity dates through 2034. At September 30, 2021, NEER expects to record approximately $750 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. In addition, for the nine months ended September 30, 2020, NEE reclassified from AOCI approximately $23 million ($3 million after tax) to gains on disposal of businesses/assets – net (see Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests) because it became probable that related future transactions being hedged would not occur. At September 30, 2021, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $6 million of net losses included in AOCI at September 30, 2021 are expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at September 30, 2021 and December 31, 2020, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	September 30, 2021
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$4,155	$6,856	$1,833	$(10,589)	$2,255
Interest rate contracts	$—	$125	$—	$(38)	87
Foreign currency contracts	$—	$12	$—	$(17)	(5)
Total derivative assets					$2,337

FPL – commodity contracts	$—	$14	$9	$(7)	$16

Liabilities:
NEE:
Commodity contracts	$4,609	$6,770	$2,281	$(10,238)	$3,422
Interest rate contracts	$—	$700	$—	$(38)	662
Foreign currency contracts	$—	$68	$—	$(17)	51
Total derivative liabilities					$4,135

FPL – commodity contracts	$—	$5	$10	$(7)	$8

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$1,079
Noncurrent derivative assets(c)					1,258
Total derivative assets					$2,337
Current derivative liabilities(d)					$2,597
Noncurrent derivative liabilities(e)					1,538
Total derivative liabilities					$4,135

Net fair value by FPL balance sheet line item:
Current other assets					$16
Current other liabilities					$6
Noncurrent other liabilities					2
Total derivative liabilities					$8
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
(b)Reflects the netting of approximately $803 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $21 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $62 million in margin cash collateral paid to counterparties.
(e)Reflects the netting of approximately $411 million in margin cash collateral paid to counterparties.

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

At September 30, 2021 and December 31, 2020, NEE had approximately $20 million and $6 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at September 30, 2021 and December 31, 2020, NEE had approximately $591 million and $315 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at September 30, 2021 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	September 30, 2021		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$483	$247	Discounted cash flow	Forward price (per MWh)	$(3)	—	$189	$37
Forward contracts – gas	207	86	Discounted cash flow	Forward price (per MMBtu)	$2	—	$18	$4
Forward contracts – congestion	31	8	Discounted cash flow	Forward price (per MWh)	$(8)	—	$72	$—
Options – power	78	11	Option models	Implied correlations	34%	—	85%	53%
				Implied volatilities	25%	—	268%	73%
Options – primarily gas	865	717	Option models	Implied correlations	34%	—	85%	53%
				Implied volatilities	16%	—	160%	46%
Full requirements and unit contingent contracts	125	1,192	Discounted cash flow	Forward price (per MWh)	$3	—	$301	$71
				Customer migration rate(b)	—%	—	14%	1%
Forward contracts – other	44	20
Total	$1,833	$2,281
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2021		2020
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30	$584	$—	$1,305	$(6)
Realized and unrealized gains (losses):
Included in operating revenues	(1,138)	—	(55)	—
Included in regulatory assets and liabilities	1	1	(1)	(1)
Purchases	62	—	37	—
Settlements	80	(2)	(108)	1
Issuances	(52)	—	(26)	—
Transfers out(a)	15	—	(2)	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$(448)	$(1)	$1,150	$(6)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(b)	$(1,107)	$—	$(46)	$—

———————————————
(a)Transfers from Level 3 to Level 2 were a result of increased observability of market data.
(b)For the three months ended September 30, 2021 and 2020, unrealized losses of approximately $1,107 million and $46 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

	Nine Months Ended September 30,
	2021		2020
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$1,374	$(1)	$1,207	$(8)
Realized and unrealized gains (losses):
Included in earnings(a)	(1,795)	—	294	—
Included in other comprehensive income (loss)(b)	—	—	1	—
Included in regulatory assets and liabilities	2	2	(3)	(3)
Purchases	153	—	157	—
Sales(c)	—	—	114	—
Settlements	(54)	(2)	(490)	5
Issuances	(116)	—	(98)	—
Transfers in(d)	1	—	—	—
Transfers out(d)	(13)	—	(32)	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$(448)	$(1)	$1,150	$(6)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(e)	$(1,581)	$—	$79	$—
———————————————
(a)For the nine months ended September 30, 2021 and 2020, realized and unrealized gains (losses) of approximately $(1,794) million and $314 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.
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
(e)For the nine months ended September 30, 2021 and 2020, unrealized gains (losses) of approximately $(1,581) million and $90 million, respectively, are included in the condensed consolidated statements of income in operating revenues and the balance is included in interest expense.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)
Commodity contracts(a) – operating revenues	$(1,291)	$(327)	$(2,708)	$245
Foreign currency contracts – interest expense	(13)	34	(69)	(30)
Interest rate contracts – interest expense	7	131	340	(710)
Losses reclassified from AOCI:
Interest rate contracts(b)	(1)	(3)	(4)	(30)
Foreign currency contracts – interest expense	(1)	(1)	(2)	(3)
Total	$(1,299)	$(166)	$(2,443)	$(528)
———————————————
(a)For the three and nine months ended September 30, 2021, FPL recorded gains of approximately $9 million and $13 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets. For the three and nine months ended September 30, 2020, FPL recorded losses of approximately $1 million and $3 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.
(b)For the nine months ended September 30, 2020, approximately $23 million was reclassified to gains on disposal of businesses/assets – net (see Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests); remaining balances were reclassified to interest expense on NEE's condensed consolidated statements of income.

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

	September 30, 2021				December 31, 2020
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(89)	MWh	—		(90)	MWh	—
Natural gas	(1,336)	MMBtu	80	MMBtu	(607)	MMBtu	87	MMBtu
Oil	(40)	barrels	—		(6)	barrels	—

At September 30, 2021 and December 31, 2020, NEE had interest rate contracts with a notional amount of approximately $10.8 billion and a net notional amount of approximately $10.5 billion, respectively, and foreign currency contracts with a notional amount of approximately $1.0 billion and $1.0 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At September 30, 2021 and December 31, 2020, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $6.2 billion ($14 million for FPL) and $1.9 billion ($3 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $620 million (none at FPL) at September 30, 2021 and $80 million (none at FPL) at December 31, 2020. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.8 billion ($30 million at FPL) at September 30, 2021 and $1.2 billion ($75 million at FPL) at December 31, 2020. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $985 million ($225 million at FPL) at September 30, 2021 and $880 million ($75 million at FPL) at December 31, 2020.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At September 30, 2021 and December 31, 2020, applicable NEE subsidiaries have posted approximately $83 million (none at FPL) and $2 million (none at FPL), respectively, in cash, and $461 million (none at FPL) and $66 million (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2021
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$150	$—		$—	$150
FPL – equity securities	$81	$—		$—	$81
Special use funds:(b)
NEE:
Equity securities	$2,445	$2,849	(c)	$—	$5,294
U.S. Government and municipal bonds	$816	$66		$—	$882
Corporate debt securities	$1	$862		$—	$863
Mortgage-backed securities	$—	$439		$—	$439
Other debt securities	$—	$144		$—	$144
FPL:
Equity securities	$833	$2,594	(c)	$—	$3,427
U.S. Government and municipal bonds	$652	$49		$—	$701
Corporate debt securities	$—	$640		$—	$640
Mortgage-backed securities	$—	$314		$—	$314
Other debt securities	$—	$129		$—	$129
Other investments:(d)
NEE:
Equity securities	$66	$1		$—	$67
Debt securities	$125	$173		$23	$321
FPL – equity securities	$13	$—		$—	$13

———————————————
(a)Includes restricted cash equivalents of approximately $68 million ($67 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Contingent Consideration – At September 30, 2021, NEER had approximately $265 million of contingent consideration liabilities which are included in noncurrent other liabilities on NEE's condensed consolidated balance sheet. The liabilities relate to contingent consideration for the completion of capital expenditures for future development projects in connection with the acquisition of GridLiance Holdco, LP and GridLiance GP, LLC (see Note 5 – GridLiance). NEECH guarantees the contingent consideration obligations under the GridLiance acquisition agreements. Significant inputs and assumptions used in the fair value measurement, some of which are Level 3 and require judgement, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates.

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2021			December 31, 2020
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$863	$864		$919	$920
Other investments(b)	$73	$73		$29	$29
Long-term debt, including current portion	$51,047	$55,102	(c)	$46,082	$51,525	(c)
FPL:
Special use funds(a)	$649	$650		$718	$719
Long-term debt, including current portion	$17,324	$20,273	(c)	$17,236	$21,178	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Included in noncurrent other assets on NEE's condensed consolidated balance sheets.
(c)At September 30, 2021 and December 31, 2020, substantially all is Level 2 for NEE and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Special Use Funds – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $8,409 million and $7,703 million at September 30, 2021 and December 31, 2020, respectively ($5,784 million and $5,271 million, respectively, for FPL), and FPL's storm fund assets of $76 million and $76 million at September 30, 2021 and December 31, 2020, respectively. The investments held in the special use funds consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $2,259 million and $2,009 million at September 30, 2021 and December 31, 2020, respectively ($1,727 million and $1,521 million, respectively, for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2021 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at September 30, 2021 of approximately one year. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains (losses) recognized on equity securities held at September 30, 2021 and 2020 are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(millions)
Unrealized gains (losses)	$(25)	$223	$565	$65	$(13)	$129	$375	$50

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(millions)
Realized gains	$17	$30	$61	$86	$14	$21	$46	$66
Realized losses	$14	$17	$58	$50	$11	$10	$46	$38
Proceeds from sale or maturity of securities	$245	$555	$1,303	$2,046	$191	$475	$988	$1,747

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(millions)
Unrealized gains	$81	$134	$65	$104
Unrealized losses(a)	$12	$9	$8	$9
Fair value	$799	$201	$556	$150
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at September 30, 2021 and December 31, 2020 were not material to NEE or FPL.

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

4.  Income Taxes

NEE's effective income tax rate for the three months ended September 30, 2021 and 2020 was approximately (9.7)% and 10.3%, respectively, and for the nine months ended September 30, 2021 and 2020 was approximately 4.3% and 3.0%, respectively. NEE's effective income tax rate is based on the composition of pre-tax income and primarily reflects the impact of unfavorable changes in the fair value of commodity derivatives for the three and nine months ended September 30, 2021. For the nine months ended September 30, 2020, NEE's effective income tax rate also reflects the first quarter of 2020 impact of unfavorable changes in the fair value of interest rate derivative instruments and equity securities held in NEER's nuclear decommissioning funds, and the gain on the sale of the Spain solar projects that was not taxable for federal and state income tax purposes (see Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests).

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	5.4	1.9	2.9	3.8	1.0	1.3	3.7	4.0
Taxes attributable to noncontrolling interests	15.6	1.8	—	—	6.9	2.9	—	—
PTCs and ITCs – NEER	(36.2)	(7.4)	—	—	(15.3)	(8.7)	—	—
Amortization of deferred regulatory credit	(14.1)	(4.4)	(3.5)	(5.3)	(6.2)	(5.4)	(3.5)	(5.0)
Foreign operations	0.7	—	—	—	0.3	(2.2)	—	—
Other – net	(2.1)	(2.6)	(0.5)	(0.9)	(3.4)	(5.9)	(0.7)	(1.4)
Effective income tax rate	(9.7)%	10.3%	19.9%	18.6%	4.3%	3.0%	20.5%	18.6%

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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. The approval by the FERC of GridLiance’s rates, which is intended to allow GridLiance to collect total revenues equal to GridLiance's costs for the development, financing, construction, operation and maintenance of GridLiance, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of GridLiance's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $384 million, primarily relating to property, plant and equipment, and assumed liabilities of approximately $210 million, primarily relating to long-term debt. The acquisition agreements are subject to earn-out provisions for additional payments, valued at approximately $264 million at March 31, 2021, to be made upon the completion of capital expenditures for future development projects (see Note 3 – Contingent Consideration). The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $592 million of goodwill which has been recognized on NEE's condensed consolidated balance sheet at September 30, 2021, of which approximately $586 million is expected to be deductible for tax purposes. Goodwill associated with the GridLiance acquisition is reflected within NEER and, for impairment testing, is included in the rate-regulated transmission reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses. The valuation of the acquired net assets is subject to change as additional information related to the estimates is obtained during the measurement period.

6.  NEP

NextEra Energy Resources provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At September 30, 2021 and December 31, 2020, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $306 million and $10 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $38 million and $31 million for the three months ended September 30, 2021 and 2020, respectively, and $108 million and $88 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $51 million and $68 million are included in other receivables and $32 million and $32 million are included in noncurrent other assets at September 30, 2021 and December 31, 2020, respectively. Under the CSCS agreement, NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $587 million at September 30, 2021 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2021 to 2059 and included certain project performance obligations and obligations under financing and interconnection agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At September 30, 2021, approximately $30 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

See also Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests for sales to NEP.

7.  Variable Interest Entities (VIEs)

NEER – At September 30, 2021, NEE consolidates 43 VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

NextEra Energy Resources consolidates two VIEs, which own and operate natural gas electric generation facilities with the capability of producing 1,450 MW. These entities sell their electric output to third parties under power sales contracts with expiration dates in 2021 and 2031. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The assets and liabilities of these VIEs were approximately $174 million and $26 million, respectively, at September 30, 2021 and $188 million and $22 million, respectively, at December 31, 2020. At September 30, 2021 and December 31, 2020, the assets of these VIEs consisted primarily of property, plant and equipment.

Three indirect subsidiaries of NextEra Energy Resources have an approximately 50% ownership interest in five entities which own and operate solar PV facilities with the capability of producing a total of approximately 409 MW. Each of the three subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These five entities sell their electric output to third parties under power sales

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
contracts with expiration dates ranging from 2035 through 2042. The five entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $1,015 million and $570 million, respectively, at September 30, 2021 and $751 million and $607 million, respectively, at December 31, 2020. At September 30, 2021 and December 31, 2020, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE that is constructing an approximately 280-mile electricity transmission line. A NEET subsidiary is the primary beneficiary and controls the most significant activities during the construction period, including controlling the construction budget. NEET is entitled to receive 50% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $556 million and $77 million, respectively, at September 30, 2021, and $423 million and $68 million, respectively, at December 31, 2020. At September 30, 2021 and December 31, 2020, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and accounts payable.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind generation facilities and solar PV facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,528 million and $81 million, respectively, at September 30, 2021, and $1,572 million and $393 million, respectively, at December 31, 2020. At September 30, 2021 and December 31, 2020, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and accounts payable.

The other 36 NextEra Energy Resources VIEs that are consolidated primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation and solar PV facilities with the capability of producing a total of approximately 10,478 MW and 763 MW, respectively, and own wind generation and solar PV facilities that, upon completion of construction, which is anticipated in the fourth quarter of 2021, are expected to have a total generating capacity of 80 MW and 590 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $16,779 million and $1,009 million, respectively, at September 30, 2021 and $16,180 million and $1,741 million, respectively, at December 31, 2020. At September 30, 2021 and December 31, 2020, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable.

Other – At September 30, 2021 and December 31, 2020, several NEE subsidiaries had investments totaling approximately $4,273 million ($3,570 million at FPL) and $3,704 million ($3,124 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo (see Note 6). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $4,071 million and $3,932 million at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $85 million in several of these entities. See further discussion of such guarantee and commitments in Note 12 – Commitments and – Contracts, respectively.

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

The components of net periodic income for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(millions)
Service cost	$23	$22	$1	$—	$68	$64	$1	$1
Interest cost	16	23	1	3	48	69	3	6
Expected return on plan assets	(85)	(80)	—	—	(255)	(241)	—	—
Amortization of actuarial loss	6	4	1	—	18	13	4	2
Amortization of prior service benefit	—	(1)	(4)	(4)	(1)	(1)	(11)	(12)
Special termination benefits(a)	—	4	—	—	—	13	—	—
Net periodic income at NEE	$(40)	$(28)	$(1)	$(1)	$(122)	$(83)	$(3)	$(3)
Net periodic income allocated to FPL	$(27)	$(21)	$(1)	$(1)	$(81)	$(63)	$(3)	$(3)
_________________________
(a) Reflects enhanced early retirement benefit.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9.  Debt

Significant long-term debt issuances and borrowings during the nine months ended September 30, 2021 were as follows:

	Principal Amount	Interest Rate		Maturity Date
	(millions)
FPL – Senior unsecured notes	$1,327	Variable	(a)(b)	2023 – 2071
NEECH:
Debentures	$2,150	Variable	(a)	2023
Debentures	$3,500	0.65% – 1.90%		2023 – 2028
Term loans	$645	Variable	(a)	2023 – 2024
NEER – Senior secured limited-recourse notes(c)	$1,773	2.92% – 4.70%		2028 – 2038
———————————————
(a)Variable rate is based on an underlying index plus or minus a specified margin.
(b)Includes approximately $327 million that allows individual noteholders to require repayment at specified dates prior to maturity in 2071.
(c)Includes $1,513 million of 2.92% notes maturing in 2038 which are secured by a first priority security interest in certain assets, including 100% of the ownership interests in Florida Pipeline Holdings, LLC (Florida Pipeline Holdings), an indirect wholly owned subsidiary of NextEra Energy Resources, and certain of Florida Pipeline Holdings' subsidiaries, including the entity that has a 100% ownership interest in Florida Southeast Connection and the entities that directly or indirectly have a 42.5% ownership interest in Sabal Trail. Also includes $260 million of 4.70% notes maturing in 2028 which are secured by a first priority security interest in certain assets, including 100% ownership interests in Florida Pipeline Funding, LLC (the indirect parent of Florida Pipeline Holdings).

See Note 5 – Merger of FPL and Gulf Power Company and – GridLiance regarding the assumption of debt during the quarter ended March 31, 2021.

In August 2021, FPL redeemed $1.25 billion aggregate principal amount of its Floating Rate Notes due July 28, 2023.

10. Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions, except per share amounts)
Numerator:
Net income attributable to NEE – basic	$447	$1,229	$2,369	$2,924
Adjustment for the impact of dilutive securities at NEP(a)	—	(1)	—	—
Net income attributable to NEE – assuming dilution	$447	$1,228	$2,369	$2,924

Denominator:
Weighted-average number of common shares outstanding – basic	1,962.7	1,959.4	1,962.2	1,958.4
Equity units, stock options, performance share awards and restricted stock(b)	10.2	9.5	9.1	9.3
Weighted-average number of common shares outstanding – assuming dilution	1,972.9	1,968.9	1,971.3	1,967.7
Earnings per share attributable to NEE:
Basic	$0.23	$0.63	$1.21	$1.49
Assuming dilution	$0.23	$0.62	$1.20	$1.49
———————————————
(a)The three months ended September 30, 2020 adjustment is related to the NEP Series A convertible preferred units.
(b)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 1.2 million and 46.0 million for the three months ended September 30, 2021 and 2020, respectively, and 40.4 million and 36.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended September 30, 2021
Balances, June 30, 2021	$12	$11		$(73)		$(39)	$4	$(85)
Other comprehensive income (loss) before reclassifications	—	(2)		—		(13)	1	(14)
Amounts reclassified from AOCI	—	(1)	(a)	1	(b)	—	—	—
Net other comprehensive income (loss)	—	(3)		1		(13)	1	(14)
Less other comprehensive income attributable to noncontrolling interests	—	—		—		5	—	5
Balances, September 30, 2021	$12	$8		$(72)		$(47)	$5	$(94)
Attributable to noncontrolling interests	$—	$—		$—		$(8)	$—	$(8)
Attributable to NEE	$12	$8		$(72)		$(39)	$5	$(86)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Nine months ended September 30, 2021
Balances, December 31, 2020	$8		$20		$(75)		$(49)	$4	$(92)
Other comprehensive income (loss) before reclassifications	—		(9)		—		2	1	(6)
Amounts reclassified from AOCI	4	(c)	(3)	(a)	3	(b)	—	—	4
Net other comprehensive income (loss)	4		(12)		3		2	1	(2)
Balances, September 30, 2021	$12		$8		$(72)		$(47)	$5	$(94)
Attributable to noncontrolling interests	$—		$—		$—		$(8)	$—	$(8)
Attributable to NEE	$12		$8		$(72)		$(39)	$5	$(86)
———————————————
(a)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.
(b)Reclassified to other net periodic benefit income in NEE's condensed consolidated statements of income.
(c)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended September 30, 2020
Balances, June 30, 2020	$1		$16		$(113)		$(73)	$3	$(166)
Other comprehensive income (loss) before reclassifications	—		3		—		8	—	11
Amounts reclassified from AOCI	2	(a)	(1)	(b)	1	(c)	—	—	2
Net other comprehensive income (loss)	2		2		1		8	—	13
Balances, September 30, 2020	$3		$18		$(112)		$(65)	$3	$(153)
Attributable to noncontrolling interests	$—		$—		$—		$(1)	$—	$(1)
Attributable to NEE	$3		$18		$(112)		$(64)	$3	$(152)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation		Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Nine Months Ended September 30, 2020
Balances, December 30, 2019	$(27)		$11		$(114)		$(42)		$3	$(169)
Other comprehensive income (loss) before reclassifications	—		9		—		(10)		—	(1)
Amounts reclassified from AOCI	7	(a)	(2)	(b)	2	(c)	—		—	7
Net other comprehensive income (loss)	7		7		2		(10)		—	6
Impact of disposal of a business	23	(d)	—				(13)	(d)		10
Balances, September 30, 2020	$3		$18		$(112)		$(65)		$3	$(153)
Attributable to noncontrolling interests	$—		$—		$—		$(1)		$—	$(1)
Attributable to NEE	$3		$18		$(112)		$(64)		$3	$(152)
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
(d)Reclassified to gains (losses) on disposal of businesses/assets – net and interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments and Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

11.  Summary of Significant Accounting and Reporting Policies

FPL 2021 Base Rate Proceeding – In March 2021, FPL filed a petition with the FPSC requesting, among other things, approval of a four-year rate plan that would begin in January 2022 (proposed four-year rate plan) replacing the current base rate settlement agreement that has been in place since 2017 (2016 rate agreement). As Gulf Power Company legally merged into FPL on January 1, 2021, the proposed four-year rate plan set forth in the petition includes the total revenue requirements of the combined utility system, reflecting the legal and operational consolidation of Gulf Power Company into FPL.

On August 10, 2021, FPL and several intervenors in FPL's base rate proceeding filed with the FPSC a joint motion requesting that the FPSC approve a stipulation and settlement signed by those parties (proposed 2021 rate agreement) that would resolve all matters in FPL's pending base rate proceeding. Key elements of the proposed 2021 rate agreement, which would be effective from January 2022 through at least December 2025, include the following:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
•New retail base rates and charges would be established for the combined utility system (including the former Gulf Power Company service area) resulting in the following increases in annualized retail base revenues:
◦$692 million beginning January 1, 2022, and
◦$560 million beginning January 1, 2023.
•In addition, FPL will receive, subject to conditions specified in the proposed 2021 rate agreement, base rate increases associated with the addition of up to 894 MW annually of new solar generation (through a Solar Base Rate Adjustment (SoBRA) mechanism) in each of 2024 and 2025, and can carry forward any unused MW in 2024 to 2025. FPL has agreed to an installed cost cap of $1,250 per kilowatt and will be required to demonstrate that these proposed solar facilities are cost effective.
•FPL's authorized regulatory ROE would be 10.60%, with a range of 9.70% to 11.70%. If FPL's earned regulatory ROE were to fall below 9.70%, FPL could seek retail base rate relief. If the earned regulatory ROE were to rise above 11.70%, any party with standing could seek a review of FPL's retail base rates. If the average 30-year U.S. Treasury rate is 2.49% or greater over a consecutive six-month period, the authorized regulatory ROE would increase to 10.80% with a range of 9.80% to 11.80%. If triggered, the increase in the authorized regulatory ROE would not result in an incremental general base rate increase, but would apply for all other regulatory purposes, including the SoBRA mechanism.
•Subject to certain conditions, FPL could amortize, over the term of the proposed 2021 rate agreement, up to $1.45 billion of depreciation reserve surplus, provided that in any year of the proposed 2021 rate agreement FPL would amortize at least enough reserve amount to maintain its minimum authorized regulatory ROE and also would not amortize any reserve amount that would result in an earned regulatory ROE in excess of its maximum authorized regulatory ROE. FPL is limited to the amortization of $200 million of depreciation reserve surplus during the first year of the proposed 2021 rate agreement.
•FPL will be authorized to expand SolarTogether™, a voluntary community solar program that gives FPL electric customers an opportunity to participate directly in the expansion of solar energy and receive credits on their related monthly customer bill, by constructing an additional 1,788 MW of solar generation from 2022 through 2025, such that the total capacity of SolarTogether™ would be 3,278 MW.
•Future storm restoration costs would continue to be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that produces a surcharge of no more than $4 for every 1,000 kWh of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs were to exceed $800 million in any given calendar year, FPL could request an increase to the $4 surcharge.
•If federal or state permanent corporate income tax changes become effective during the term of the proposed 2021 rate agreement, FPL will be able to prospectively adjust base rates after a review by the FPSC.

The proposed 2021 rate agreement is subject to FPSC approval. Hearings on the proposed four-year rate plan and the proposed 2021 rate agreement were held in September 2021 and the FPSC is expected to rule on the proposed 2021 rate agreement on October 26, 2021.

Regulatory Assets of Gulf Power – In March 2021, the FPSC approved a request to establish regulatory assets of approximately $462 million for the unrecovered investment in Plant Crist and to defer the recovery of the regulatory assets until base rates are reset in the base rate proceeding discussed above. The amount and recovery period are subject to FPSC prudence review.

In March 2021, the FPSC approved a request to begin recovering eligible storm restoration costs, which are currently estimated at approximately $186 million, related to Hurricane Sally through an interim surcharge effective March 2, 2021, with the amount collected subject to refund based on an FPSC prudence review.

Restricted Cash – At September 30, 2021 and December 31, 2020, NEE had approximately $312 million ($68 million for FPL) and $441 million ($135 million for FPL), respectively, of restricted cash, of which approximately $312 million ($68 million for FPL) and $374 million ($93 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $761 million is netted against derivative assets and $410 million is netted against derivative liabilities at September 30, 2021 and $183 million is netted against derivative assets and $136 million is netted against derivative liabilities at December 31, 2020. See Note 2.

Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests – In February 2020, a subsidiary of NextEra Energy Resources completed the sale of its ownership interest in two solar generation facilities located in Spain with a total generating capacity of 99.8 MW, which resulted in net cash proceeds of approximately €111 million (approximately $121 million). In connection with the sale, a gain of approximately $270 million (pretax and after tax) was recorded in NEE's condensed consolidated statements of income for the nine months ended September 30, 2020 and is included in gains (losses) on disposal of businesses/assets – net.

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

In October 2021, subsidiaries of NextEra Energy Resources completed the sale to a NEP subsidiary of their 100% ownership interests in three wind generation facilities and one solar generation facility located in the West and Midwest regions of the U.S. with a total generating capacity of 467 MW and 33.3% of the noncontrolling ownership interests in four solar generation facilities and multiple distributed generation solar facilities located in geographically diverse locations throughout the U.S. representing a total net generating capacity of 122 MW for cash proceeds of approximately $563 million, plus working capital and other adjustments of $26 million (subject to post-closing adjustments). A NEER affiliate will continue to operate the facilities included in the sale. The carrying amounts of the major classes of assets related to the facilities that were classified as held for sale, which are included in current other assets on NEE's condensed consolidated balance sheets, were approximately $546 million at September 30, 2021 and primarily represent property, plant and equipment. Liabilities associated with assets held for sale, which are included in current other liabilities on NEE's condensed consolidated balance sheets, were approximately $20 million at September 30, 2021. In addition, as a result of the sale, NEP assumed noncontrolling interests related to differential membership investors, which totaled approximately $122 million at September 30, 2021, and are included in noncontrolling interests on NEE's condensed consolidated balance sheet, and NEER will record approximately $124 million in noncontrolling ownership interests. NextEra Energy Resources is in the process of finalizing the accounting for the transaction.

In October 2021, subsidiaries of NextEra Energy Resources entered into an agreement to sell to a NEP subsidiary a 50% controlling ownership interest in a portfolio of seven wind generation facilities and six solar generation facilities in geographically diverse locations throughout the U.S. representing a total net generating capacity of 1,260 MW and 58 MW of battery storage capacity, all of which are currently under construction. NEER expects to close the sale during the fourth quarter of 2021 or in early 2022, subject to the satisfaction of customary closing conditions and the receipt of regulatory approvals, for approximately $849 million, subject to closing adjustments. Additionally, NEP’s share of the entities’ noncontrolling interests related to differential membership investors is estimated to be approximately $866 million at the time of closing.

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

For the nine months ended September 30, 2021 and 2020, NEE recorded approximately $143 million and $79 million of bad debt expense, including credit losses, respectively, which are included in O&M expenses in NEE’s condensed consolidated statements of income. The amount for the nine months ended September 30, 2021 primarily relates to credit losses at NEER driven by the operational and energy market impacts of the February weather event. The estimate for credit losses related to the impacts of the February weather event was developed based on NEE’s assessment of the ultimate collectability of these receivables under potential workout scenarios. At September 30, 2021, approximately $127 million of allowances are included in noncurrent other assets on NEE's condensed consolidated balance sheet related to the February weather event.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Property Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(millions)
Electric plant in service and other property	$110,776	$105,860	$66,367	$62,963
Nuclear fuel	1,734	1,604	1,187	1,143
Construction work in progress	15,342	10,639	6,473	5,361
Property, plant and equipment, gross	127,852	118,103	74,027	69,467
Accumulated depreciation and amortization	(28,711)	(26,300)	(17,001)	(15,588)
Property, plant and equipment – net	$99,141	$91,803	$57,026	$53,879

Reference Rate Reform – In March 2020, the Financial Accounting Standards Board issued an accounting standards update which provides certain options to apply GAAP guidance on contract modifications and hedge accounting as companies transition from the London Inter-Bank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. NEE’s and FPL’s contracts that reference LIBOR or other interbank offered rates mainly relate to debt and derivative instruments. The standards update was effective upon issuance but can be applied prospectively through December 31, 2022. As agreements that reference LIBOR or other interbank offered rates as an interest rate benchmark are amended, NEE and FPL evaluate whether to apply the options provided by the standards update with regard to eligible contract modifications.

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

At September 30, 2021, estimated capital expenditures for the remainder of 2021 through 2025 were as follows:

	Remainder of 2021	2022	2023	2024	2025	Total
	(millions)
FPL Segment:
Generation:(a)
New(b)	$530	$1,540	$1,670	$1,600	$810	$6,150
Existing	670	1,155	1,005	945	695	4,470
Transmission and distribution(c)	1,145	3,665	3,575	3,925	4,300	16,610
Nuclear fuel	80	170	120	145	145	660
General and other	320	760	750	645	795	3,270
Total	$2,745	$7,290	$7,120	$7,260	$6,745	$31,160
Gulf Power	$320	$695	$625	$685	$685	$3,010
NEER:(d)
Wind(e)	$680	$1,870	$40	$35	$30	$2,655
Solar(f)	815	2,330	1,055	425	20	4,645
Battery storage	—	—	5	—	—	5
Nuclear, including nuclear fuel	75	200	150	195	190	810
Natural gas pipelines(g)	85	290	—	—	—	375
Rate-regulated transmission	160	205	75	55	30	525
Other	280	410	50	50	55	845
Total	$2,095	$5,305	$1,375	$760	$325	$9,860
———————————————
(a)Includes AFUDC of approximately $25 million, $70 million, $70 million, $55 million and $35 million for the remainder of 2021 through 2025, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $15 million, $50 million, $40 million, $55 million and $45 million for the remainder of 2021 through 2025, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 4,294 MW.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) and related transmission totaling approximately 6,083 MW.
(g)Construction of natural gas pipelines are subject to certain conditions, including applicable regulatory approvals and in certain cases the resolution of legal challenges.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 6 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $484 million at September 30, 2021. These obligations primarily related to guaranteeing the residual value of certain financing leases. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At September 30, 2021, NEER has entered into contracts with expiration dates ranging from late October 2021 through 2040 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines and a rate-regulated transmission facility. Approximately $4.1 billion of related

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates ranging from late October 2021 through 2042.
The required capacity and/or minimum payments under contracts, including those discussed above, at September 30, 2021 were estimated as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter
	(millions)
FPL(a)	$265	$995	$980	$955	$900	$9,385
NEER(b)(c)(d)	$1,470	$2,935	$350	$245	$150	$1,780
———————————————
(a)Includes approximately $105 million, $415 million, $410 million, $410 million, $405 million and $6,360 million for the remainder of 2021 through 2025 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause. For the three and nine months ended September 30, 2021, the charges associated with these agreements totaled approximately $105 million and $314 million, respectively, of which $26 million and $79 million, respectively, were eliminated in consolidation at NEE. For the three and nine months ended September 30, 2020, the charges associated with these agreements totaled approximately $104 million and $280 million, respectively, of which $27 million and $81 million, respectively, were eliminated in consolidation at NEE.
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
(c)Includes approximately $210 million of commitments to invest in technology and other investments through 2029. See Note 7 – Other.
(d)Includes approximately $115 million, $85 million, $35 million, $10 million, $5 million and $5 million for the remainder of 2021 through 2025 and thereafter, respectively, of joint obligations of NEECH and NEER.

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

NEE's segment information is as follows:

	Three Months Ended September 30,
	2021						2020
	FPL Seg-ment	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL Seg-ment	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$3,694	$440	$258		$(22)	$4,370	$3,455	$404	$953		$(27)	$4,785
Operating expenses – net	$2,541	$326	$1,093		$44	$4,004	$2,395	$289	$1,021		$61	$3,766
Gains (losses) on disposal of businesses/assets – net	$—	$—	$12		$1	$13	$—	$—	$(5)		$(6)	$(11)
Net income (loss) attributable to NEE	$836	$91	$(428)	(b)	$(52)	$447	$757	$91	$376	(b)	$5	$1,229

	Nine Months Ended September 30,
	2021						2020
	FPL Seg-ment	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL Seg-ment	Gulf Power	NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$9,536	$1,137	$1,420		$(70)	$12,023	$8,820	$1,065	$3,802		$(85)	$13,602
Operating expenses – net	$6,187	$876	$3,289		$133	$10,485	$5,780	$817	$2,994		$114	$9,705
Gains (losses) on disposal of businesses/assets – net	$—	$—	$25		$(5)	$20	$1	$—	$288		$(10)	$279
Net income (loss) attributable to NEE	$2,375	$211	$(252)	(b)	$35	$2,369	$2,148	$185	$1,175	(b)	$(584)	$2,924
———————————————
(a)Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)See Note 4 for a discussion of NEER's tax benefits related to PTCs.

	September 30, 2021					December 31, 2020
	FPL Segment	Gulf Power	NEER	Corporate and Other	NEE Consoli- dated	FPL Segment	Gulf Power	NEER	Corporate and Other	NEE Consoli- dated
					(millions)
Total assets	$65,618	$6,978	$63,493	$3,074	$139,163	$61,610	$6,725	$55,633	$3,716	$127,684

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

FPL's segment information is as follows:

	Three Months Ended September 30,
	2021				2020
	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated
				(millions)
Operating revenues	$3,694	$440	$—	$4,134	$3,455	$404	$—	$3,859
Operating expenses – net	$2,541	$326	$1	$2,868	$2,395	$289	$(1)	$2,683
Net income	$836	$91	$—	$927	$757	$91	$—	$848

	Nine Months Ended September 30,
	2021				2020
	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated
				(millions)
Operating revenues	$9,536	$1,137	$—	$10,673	$8,820	$1,065	$—	$9,885
Operating expenses – net(a)	$6,187	$876	$—	$7,063	$5,780	$817	$(1)	$6,596
Net income	$2,375	$211	$—	$2,586	$2,148	$185	$1	$2,334
———————————————
(a)FPL's income statement line for total operating expenses – net includes gains (losses) on disposal of businesses/assets – net.

	September 30, 2021				December 31, 2020
	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated	FPL Segment	Gulf Power	Corporate and Other	FPL Consoli- dated
				(millions)
Total assets	$65,618	$6,978	$2,649	$75,245	$61,610	$6,725	$2,666	$71,001

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(millions)				(millions)
FPL Segment	$836	$757	$0.42	$0.38	$2,375	$2,148	$1.20	$1.09
Gulf Power	91	91	0.05	0.05	211	185	0.11	0.09
NEER(a)	(428)	376	(0.22)	0.19	(252)	1,175	(0.13)	0.60
Corporate and Other	(52)	5	(0.02)	—	35	(584)	0.02	(0.29)
NEE	$447	$1,229	$0.23	$0.62	$2,369	$2,924	$1.20	$1.49
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)
Net losses associated with non-qualifying hedge activity(a)	$(941)	$(140)	$(1,732)	$(986)
Differential membership interests-related – NEER	$(30)	$(21)	$(76)	$(67)
NEP investment gains, net – NEER	$(48)	$12	$(133)	$(60)
Gain on disposal of a business – NEER(b)	$—	$—	$—	$274
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net – NEER	$(17)	$67	$103	$(4)
———————————————
(a)    For the three months ended September 30, 2021 and 2020, approximately $952 million and $233 million of losses, respectively, and for the nine months ended September 30, 2021 and 2020, $1,937 million and $579 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended September 30, 2021 was lower than the prior year period by $782 million reflecting lower results at NEER and Corporate and Other, partly offset by higher results at the FPL segment. Net income attributable to NEE for the nine months ended September 30, 2021 was lower than the prior year period by $555 million reflecting lower results at NEER, partly offset by higher results at Corporate and Other, the FPL segment and Gulf Power.

FPL's net income increased by $79 million for the three months ended September 30, 2021 reflecting $79 million higher results at the FPL segment. FPL's net income increased by $252 million for the nine months ended September 30, 2021 primarily reflecting $227 million higher results at the FPL segment and $26 million higher results at Gulf Power. The FPL segment's increase in net income for the three and nine months ended September 30, 2021 was primarily driven by continued investments in plant in service and other property. Gulf Power's increase in net income for the nine months ended September 30, 2021 was primarily driven by reductions in O&M expenses.

NEER's results decreased for the three months ended September 30, 2021 primarily reflecting unfavorable non-qualifying hedge activity compared to 2020 and losses associated with changes in the fair value of equity securities in NEER's nuclear decommissioning funds compared to 2020. NEER's results decreased for the nine months ended September 30, 2021 primarily reflecting unfavorable non-qualifying hedge activity compared to 2020 and the absence of the 2020 gain on the sale of the Spain projects. In October 2021, subsidiaries of NextEra Energy Resources completed the sale to a NEP subsidiary of their ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling approximately 589 MW. In addition, in October 2021, subsidiaries of NextEra Energy Resources entered into an agreement to sell to a NEP subsidiary controlling ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity of 1,260 MW and 58 MW of battery storage capacity. See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

Corporate and Other's results decreased for the three months ended September 30, 2021 primarily due to less favorable non-qualifying hedge activity. Corporate and Other's results increased for the nine months ended September 30, 2021 primarily due to favorable non-qualifying hedge activity.

NEE's effective income tax rates for the three months ended September 30, 2021 and 2020 were approximately (10)% and 10%, respectively. NEE's effective income tax rates for the nine months ended September 30, 2021 and 2020 were approximately 4% and 3%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

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

	Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)
FPL Segment	$836	$757	$2,375	$2,148
Gulf Power	91	91	211	185
Corporate and Other	—	—	—	1
FPL	$927	$848	$2,586	$2,334

FPL Segment: Results of Operations

Investments in plant in service and other property grew the FPL segment's average retail rate base for the three and nine months ended September 30, 2021 by approximately $3.0 billion and $3.4 billion, respectively, when compared to the same periods in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization is permitted by the 2016 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of the FPL segment's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. During the three and nine months ended September 30, 2021, the FPL segment recorded the reversal of reserve amortization of approximately $124 million and reserve amortization of $291 million, respectively. During the three and nine months ended September 30, 2020, the FPL segment recorded the reversal of reserve amortization of approximately $258 million and $101 million, respectively. During both 2021 and 2020, the FPL segment earned an approximately 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of September 30, 2021 and September 30, 2020.

On March 12, 2021, FPL filed a petition with the FPSC requesting, among other things, approval of a proposed four-year rate plan that would begin in January 2022 replacing the 2016 rate agreement. As Gulf Power Company legally merged into FPL on January 1, 2021, the proposed four-year rate plan set forth in the petition includes the total revenue requirements of the combined utility system, reflecting the legal and operational consolidation of Gulf Power Company into FPL. On August 10, 2021, FPL and several intervenors in FPL's base rate proceeding filed with the FPSC a joint motion requesting that the FPSC approve a stipulation and settlement signed by those parties that would resolve all matters in FPL's pending base rate proceeding. The proposed 2021 rate agreement is subject to FPSC approval. Hearings on the proposed four-year rate plan and the proposed 2021 rate agreement were held in September 2021 and the FPSC is expected to rule on the proposed 2021 rate agreement on October 26, 2021. See Note 11 – FPL 2021 Base Rate Proceeding.

In March 2020, the FPSC approved the SolarTogether™ program, a voluntary community solar program that gives certain FPL electric customers an opportunity to participate directly in the expansion of solar energy and receive credits on their related monthly customer bill. The program includes the addition of 20 dedicated 74.5 MW solar power plants owned and operated by FPL. As of June 30, 2021, all 20 plants had been placed into service.

Operating Revenues
During the three and nine months ended September 30, 2021, operating revenues increased $239 million and $716 million, respectively. The increase for the three and nine months ended September 30, 2021 primarily reflects higher fuel revenues of approximately $210 million and $605 million, respectively, primarily related to higher fuel and energy prices. Retail base revenues decreased $10 million and $16 million during the three and nine months ended September 30, 2021, respectively, as compared to the prior year period. Retail base revenues during the three and nine months ended September 30, 2021 were impacted by a decrease of 2.9% and 2.4%, respectively, in the average usage per retail customer, primarily related to unfavorable weather when compared to the prior year period, and an increase of 1.5% in the average number of customer accounts for both periods.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense increased $214 million and $612 million for the three and nine months ended September 30, 2021, respectively, primarily reflecting higher fuel and energy prices.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $89 million and $274 million during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2021, FPL recorded the reversal of reserve amortization of approximately $124 million and reserve amortization of $291 million, respectively, compared to the reversal of reserve amortization of approximately $258 million and $101 million during the three and nine months ended September 30, 2020, respectively. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction (or when reversed as an increase) to accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the condensed consolidated balance sheets. At September 30, 2021, approximately $597 million remains in accrued asset removal costs related to reserve amortization. The decreases related to reserve amortization were partly offset by increased depreciation related to higher plant in service balances.

Gulf Power: Results of Operations

Gulf Power's net income was flat for the three months ended September 30, 2021 as compared to the prior year period. Gulf Power's net income increased $26 million for the nine months ended September 30, 2021. Operating revenues increased $36 million and $72 million for the three and nine months ended September 30, 2021, respectively, primarily related to higher fuel revenues. Operating expenses – net increased $37 million and $59 million for the three and nine months ended September 30, 2021, respectively, primarily related to increases of $35 million and $64 million, respectively, in fuel, purchased power and interchange expense, partly offset by lower O&M expenses.

In March 2021, the FPSC approved a request to begin recovering eligible storm restoration costs related to Hurricane Sally. See Note 11 – Regulatory Assets of Gulf Power.

NEER: Results of Operations

NEER’s net income less net loss attributable to noncontrolling interests decreased $804 million and $1,427 million for the three and nine months ended September 30, 2021, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(millions)
New investments(a)	$51	$214
Existing generation and storage assets(a)	21	(29)
Gas infrastructure(a)	(1)	46
Customer supply and proprietary power and gas trading(b)	43	(42)
NEET(b)	1	16
Other, including income taxes and other investment income	(56)	(34)
Change in non-qualifying hedge activity(c)	(719)	(1,358)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	(84)	107
NEP investment gains, net(c)	(60)	(73)
Disposal of a business(d)	—	(274)
Decrease in net income less net loss attributable to noncontrolling interests	$(804)	$(1,427)
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

Operating Revenues
Operating revenues for the three months ended September 30, 2021 decreased $695 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $1,268 million of losses for the three months ended September 30, 2021 compared to $410 million of losses for the comparable period in 2020), and
•lower revenues from existing generation and storage assets of $45 million primarily due to the closure of Duane Arnold in August 2020, partly offset by,
•net increases in revenues of $110 million from the customer supply, proprietary power and gas trading, and gas infrastructure businesses, and
•revenues from new investments of $80 million.

Operating revenues for the nine months ended September 30, 2021 decreased $2,382 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $2,808 million of losses for the nine months ended September 30, 2021 compared to $226 million of losses for the comparable period in 2020), and
•lower revenues from existing generation and storage assets of $307 million primarily due to the closure of Duane Arnold in August 2020 and the February weather event, partly offset by,
•net increases in revenues of $222 million from the customer supply, proprietary power and gas trading, and gas infrastructure businesses, and
•revenues from new investments of $238 million.

Operating Expenses – net
Operating expenses – net for the nine months ended September 30, 2021 increased $295 million primarily due to an increase of $106 million in O&M expenses primarily related to bad debt expense associated with the February weather event (see Note 11 – Credit Losses) and an increase in depreciation expense of $105 million primarily related to new investments.

Gains (Losses) on Disposal of Businesses/Assets – net
The change in gains on disposal of businesses/assets – net primarily relates to the absence in the nine months ended September 30, 2021 of the sale of the Spain projects that occurred in the first quarter of 2020. See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

Interest Expense
NEER’s interest expense for the nine months ended September 30, 2021 decreased approximately $327 million primarily reflecting $307 million of favorable impacts related to changes in the fair value of interest rate derivative instruments.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $109 million of equity in earnings of equity method investees for the three months ended September 30, 2021 compared to $249 million of equity in earnings of equity method investees for the prior year period. The change for the three months ended September 30, 2021 primarily reflects lower equity in earnings of NEP recorded in 2021 when compared to the prior year period primarily due to unfavorable impacts related to changes in the fair value of interest rate derivative instruments. NEER recognized $465 million of equity in earnings of equity method investees for the nine months ended September 30, 2021 compared to $13 million of equity in earnings of equity method investees for the prior year period. The change for the nine months ended September 30, 2021 primarily reflects higher equity in earnings of NEP recorded in 2021 primarily due to favorable impacts related to changes in the fair value of interest rate derivative instruments.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds – net
For the three months ended September 30, 2021, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to unfavorable market conditions in 2021 compared to favorable market conditions in 2020. For the nine months ended September 30, 2021, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to favorable market conditions in 2021 compared to unfavorable market conditions in 2020.

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

Corporate and Other: Results of Operations

Corporate and Other at NEE is primarily comprised of the operating results of other business activities, as well as corporate interest income and expenses. Corporate and Other allocates a portion of NEECH's corporate interest expense to NextEra Energy Resources. Interest expense is allocated based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries.

Corporate and Other's results decreased $57 million and increased $619 million during the three and nine months ended September 30, 2021, respectively. The decrease for the three months ended September 30, 2021 primarily reflects less favorable after-tax impacts of approximately $82 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments. The increase for the nine months ended September 30, 2021 primarily reflects favorable after-tax impacts of approximately $612 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures (see Note 12 – Commitments), investments in or acquisitions of assets and businesses (see Note 5), payment of maturing debt and related derivative obligations (see Note 2) and, from time to time, redemption or repurchase of outstanding debt (see Note 9) or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt and, from time to time, equity securities, proceeds from differential membership investors and sales of assets to NEP or third parties, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE's sources and uses of cash for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
	2021	2020
	(millions)
Sources of cash:
Cash flows from operating activities	$6,236	$6,631
Issuances of long-term debt, including premiums and discounts	9,614	11,898
Proceeds from differential membership investors	328	572
Sale of independent power and other investments of NEER	384	178
Payments from related parties under the CSCS agreement – net	295	70
Issuances of common stock – net	7	—
Net increase in commercial paper and other short-term debt	1,785	—
Other sources – net	41	71
Total sources of cash	18,690	19,420
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases(a)	(12,005)	(9,312)
Retirements of long-term debt	(4,262)	(3,690)
Net decrease in commercial paper and other short-term debt	—	(2,458)
Issuances of common stock/equity units – net	—	(100)
Dividends	(2,267)	(2,057)
Other uses – net	(699)	(464)
Total uses of cash	(19,233)	(18,081)
Effects of currency translation on cash, cash equivalents and restricted cash	1	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(542)	$1,329
———————————————
(a)    2021 includes the acquisition of GridLiance. See Note 5 – GridLiance.

In October 2021, subsidiaries of NextEra Energy Resources completed the sale to a NEP subsidiary of their ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling approximately 589 MW. See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

NEE's primary capital requirements are for expanding and enhancing the FPL segment's and Gulf Power's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2021 through 2025. The following table provides a summary of capital investments for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
	(millions)
FPL Segment:
Generation:
New	$540	$970
Existing	770	590
Transmission and distribution	2,905	2,317
Nuclear fuel	110	122
General and other	410	410
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	(153)	92
Total	4,582	4,501
Gulf Power	527	859
NEER:
Wind	3,389	1,720
Solar (includes solar plus battery storage projects)	1,629	1,254
Battery storage	267	14
Nuclear, including nuclear fuel	173	94
Natural gas pipelines	179	144
Other gas infrastructure	377	450
Other (2021 includes the acquisition of GridLiance, see Note 5 – GridLiance)	881	268
Total	6,895	3,944
Corporate and Other	1	8
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$12,005	$9,312

Liquidity

At September 30, 2021, NEE's total net available liquidity was approximately $7.6 billion. The table below provides the components of FPL's and NEECH's net available liquidity at September 30, 2021.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,798	$5,257	$9,055	2022 – 2026	2022 – 2026
Issued letters of credit	(3)	(1,045)	(1,048)
	3,795	4,212	8,007

Bilateral revolving credit facilities(b)	1,980	1,425	3,405	2021 – 2024	2021 – 2024
Borrowings	—	—	—
	1,980	1,425	3,405

Letter of credit facilities(c)	—	1,250	1,250		2022 – 2023
Issued letters of credit	—	(1,165)	(1,165)
	—	85	85

Subtotal	5,775	5,722	11,497

Cash and cash equivalents	71	618	689
Commercial paper and other short-term borrowings outstanding	(899)	(3,395)	(4,294)
Amounts due to related parties under the CSCS agreement (see Note 6)	—	(306)	(306)
Net available liquidity	$4,947	$2,639	$7,586
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

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At September 30, 2021, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at September 30, 2021, NEE subsidiaries had approximately $4.6 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations (see Note 3 – Contingent Consideration and Note 12 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At September 30, 2021, these guarantees totaled approximately $451 million and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At September 30, 2021, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at September 30, 2021) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $2.5 billion.

At September 30, 2021, subsidiaries of NEE also had approximately $3.0 billion of standby letters of credit and approximately $844 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Nine Months Ended September 30, 2021			Year Ended December 31, 2020
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(2)	$1,477	$12,023	$(1)	$5,093	$17,997
Operating income (loss)	$(247)	$(1,839)	$1,558	$(269)	$1,221	$5,116
Net income (loss)	$4	$(723)	$1,874	$(500)	$(551)	$2,369
Net income (loss) attributable to NEE/NEECH	$4	$(228)	$2,369	$(500)	$—	$2,919

	September 30, 2021			December 31, 2020
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$212	$6,186	$9,572	$620	$4,571	$7,382
Total noncurrent assets	$2,165	$58,463	$129,591	$2,069	$52,565	$120,302
Total current liabilities	$6,060	$15,010	$20,456	$4,317	$9,991	$15,558
Total noncurrent liabilities	$26,983	$38,384	$73,981	$22,854	$31,439	$67,197
Redeemable noncontrolling interests	$—	$79	$79	$—	$—	$—
Noncontrolling interests	$—	$7,998	$7,998	$—	$8,416	$8,416

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2021 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2021
Fair value of contracts outstanding at June 30, 2021	$777	$(356)	$5	$426
Reclassification to realized at settlement of contracts	(44)	79	(6)	29
Value of contracts acquired	(5)	5	—	—
Net option premium purchases (issuances)	6	4	—	10
Changes in fair value excluding reclassification to realized	22	(1,312)	9	(1,281)
Fair value of contracts outstanding at September 30, 2021	756	(1,580)	8	(816)
Net margin cash collateral paid (received)				(351)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2021	$756	$(1,580)	$8	$(1,167)

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2021
Fair value of contracts outstanding at December 31, 2020	$706	$996	$—	$1,702
Reclassification to realized at settlement of contracts	49	94	(5)	138
Value of contracts acquired	7	7	—	14
Net option premium purchases (issuances)	19	6	—	25
Changes in fair value excluding reclassification to realized	(25)	(2,683)	13	(2,695)
Fair value of contracts outstanding at September 30, 2021	756	(1,580)	8	(816)
Net margin cash collateral paid (received)				(351)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2021	$756	$(1,580)	$8	$(1,167)

NEE's total mark-to-market energy contract net assets (liabilities) at September 30, 2021 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2021
(millions)
Current derivative assets	$1,079
Noncurrent derivative assets	1,176
Current derivative liabilities	(2,522)
Noncurrent derivative liabilities	(900)
NEE's total mark-to-market energy contract net assets	$(1,167)

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2021 were as follows:

	Maturity
	2021	2022	2023	2024	2025	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$233	$(196)	$(182)	$(139)	$(69)	$—	$(353)
Significant other observable inputs	158	813	376	214	146	94	1,801
Significant unobservable inputs	(428)	(544)	(59)	6	38	295	(692)
Total	(37)	73	135	81	115	389	756
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(7)	(67)	(25)	(3)	1	—	(101)
Significant other observable inputs	(237)	(630)	(363)	(254)	(131)	(109)	(1,724)
Significant unobservable inputs	8	18	20	18	24	157	245
Total	(236)	(679)	(368)	(239)	(106)	48	(1,580)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	7	2	—	—	—	—	9
Significant unobservable inputs	2	(2)	(1)	—	—	—	(1)
Total	9	—	(1)	—	—	—	8
Total sources of fair value	$(264)	$(606)	$(234)	$(158)	$9	$437	$(816)

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2020 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2020
Fair value of contracts outstanding at June 30, 2020	$704	$1,350	$(9)	$2,045
Reclassification to realized at settlement of contracts	(84)	(5)	3	(86)
Net option premium purchases (issuances)	7	3	—	10
Changes in fair value excluding reclassification to realized	47	(373)	(3)	(329)
Fair value of contracts outstanding at September 30, 2020	674	975	(9)	1,640
Net margin cash collateral paid (received)				(144)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2020	$674	$975	$(9)	$1,496

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2020
Fair value of contracts outstanding at December 31, 2019	$651	$1,209	$(11)	$1,849
Reclassification to realized at settlement of contracts	(304)	(215)	10	(509)
Value of contracts acquired	91	(38)	—	53
Net option premium purchases (issuances)	3	4	—	7
Changes in fair value excluding reclassification to realized	233	15	(8)	240
Fair value of contracts outstanding at September 30, 2020	674	975	(9)	1,640
Net margin cash collateral paid (received)				(144)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2020	$674	$975	$(9)	$1,496

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2020	$—	$3	$3	$1	$77	$78	$1	$84	$85
September 30, 2021	$—	$15	$15	$1	$189	$190	$1	$196	$197
Average for the nine months ended September 30, 2021	$—	$8	$8	$—	$72	$72	$—	$74	$75
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $5 million and $3 million at September 30, 2021 and December 31, 2020, respectively.
(b)    Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market. The VaR figures for the non-qualifying hedges and hedges in FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,328	$2,328	$2,134	$2,134
Other investments, primarily debt securities	$394	$394	$247	$247
Long-term debt, including current portion	$51,047	$55,102	$46,082	$51,525
Interest rate contracts – net unrealized losses	$(575)	$(575)	$(961)	$(961)
FPL:
Fixed income securities – special use funds	$1,784	$1,784	$1,617	$1,617
Long-term debt, including current portion	$17,324	$20,273	$17,236	$21,178
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

At September 30, 2021, NEE had interest rate contracts with a notional amount of approximately $10.8 billion to manage exposure to the variability of cash flows associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE's net liabilities would increase by approximately $1,368 million ($595 million for FPL) at September 30, 2021.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $5,294 million and $4,726 million ($3,427 million and $3,012 million for FPL) at September 30, 2021 and December 31, 2020, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At September 30, 2021, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in an approximately $492 million ($317 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At September 30, 2021, NEE's credit risk exposure associated with its energy marketing and trading counterparties, taking into account collateral and contractual netting rights, totaled $2.3 billion ($57 million for FPL), of which approximately 59% (100% for FPL) was with companies that have investment grade credit ratings. With regard to credit risk exposure to counterparties with below investment grade credit ratings, NEE has first lien security positions with respect to approximately 60% of such exposure. For the remaining unsecured positions with counterparties that have below investment grade credit ratings, no one counterparty makes up more than 7% of NEE’s total exposure to below investment grade counterparties. See Notes 1, 2 and 11 – Credit Losses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2021.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2021 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/21 – 7/31/21	—	—	—	180,000,000
8/1/21 – 8/31/21	1,409	$83.45	—	180,000,000
9/1/21 – 9/30/21	1,390	$84.87	—	180,000,000
Total	2,799	$84.16	—
————————————
(a)Includes: (1) in August 2021, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in September 2021, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.
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

Date: October 25, 2021

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller (Principal Accounting Officer)