Form 10-K
period 2021-12-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2022-02-18
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates at June 30, 2021 (based on the closing market price on the Composite Tape on June 30, 2021) was $143,450,834,024.

There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates at June 30, 2021.

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at January 31, 2022: 1,962,744,998

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at January 31, 2022, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NextEra Energy, Inc.'s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC – equity	equity component of allowance for funds used during construction
Bcf	billion cubic feet
CAISO	California Independent System Operator
capacity clause	capacity cost recovery clause, as established by the FPSC
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
environmental clause	environmental cost recovery clause, as established by the FPSC
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NextEra Energy Resources subsidiary
FPL	the legal entity, Florida Power & Light Company; beginning January 1, 2022, an operating segment of NEE
FPL segment	through December 31, 2021, FPL, excluding Gulf Power, related purchase accounting adjustments and eliminating entries, and an operating segment of NEE and FPL
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
Gulf Power	through December 31, 2021, an operating segment of NEE and an operating division and operating segment of FPL
ISO	independent system operator
ISO-NE	ISO New England Inc.
ITC	investment tax credit
kW	kilowatt
kWh	kilowatt-hour(s)
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator
MMBtu	One million British thermal units
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
NERC	North American Electric Reliability Corporation
net capacity	net ownership interest in pipeline(s) capacity
net generating capacity	net ownership interest in plant(s) capacity
net generation	net ownership interest in plant(s) generation
Note __	Note __ to consolidated financial statements
NextEra Energy Resources	NextEra Energy Resources, LLC
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OEB	Ontario Energy Board
OTC	over-the-counter
OTTI	other than temporary impairment
PJM	PJM Interconnection, LLC
PMI	NextEra Energy Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PTC	production tax credit
PUCT	Public Utility Commission of Texas
regulatory ROE	return on common equity as determined for regulatory purposes
RPS	renewable portfolio standards
RTO	regional transmission organization
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
storm protection plan	storm protection plan cost recovery clause, as established by the FPSC
U.S.	United States of America

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

PART I

Item 1. Business

OVERVIEW

NEE is one of the largest electric power and energy infrastructure companies in North America and a leader in the renewable energy industry. NEE has two principal businesses, FPL and NEER. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. FPL’s strategic focus is centered on investing in generation, transmission and distribution facilities to deliver on its value proposition of low customer bills, high reliability, outstanding customer service and clean energy solutions for the benefit of its more than 5.7 million customers. NEER is the world's largest generator of renewable energy from the wind and sun, as well as a world leader in battery storage. NEER’s strategic focus is centered on the development, construction and operation of long-term contracted assets throughout the U.S. and Canada, primarily consisting of clean energy solutions such as renewable generation facilities and battery storage projects, and electric transmission facilities.

In January 2019, NEE acquired Gulf Power Company, a rate-regulated electric utility engaged in the generation, transmission, distribution and sale of electric energy in northwest Florida. On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However, during 2021, FPL continued to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power. The FPL segment and Gulf Power continued to be separate operating segments of NEE, as well as FPL, through 2021. Effective January 1, 2022, FPL became regulated as one ratemaking entity with new unified rates and tariffs, and also became one operating segment of NEE (see FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025). For purposes of discussion herein, the use of the term "FPL" represents FPL the legal entity and beginning January 1, 2022, an operating segment of NEE. Through December 31, 2021, "FPL segment" represents FPL, excluding Gulf Power, and "Gulf Power" represents an operating division of FPL, each operating segments of NEE and FPL.

As described in more detail in the following sections, NEE seeks to create value in its two principal businesses by meeting its customers' needs more economically and more reliably than its competitors. NEE's strategy has resulted in profitable growth over sustained periods at both FPL and NEER. Management seeks to grow each business in a manner consistent with the varying opportunities available to it; however, management believes that the diversification and balance represented by FPL and NEER is a valuable characteristic of the enterprise and recognizes that each business contributes to NEE's financial strength in different ways. FPL and NEER share a common platform with the objective of lowering costs and creating efficiencies for their businesses. NEE and its subsidiaries, with employees totaling approximately 15,000 as of December 31, 2021, continue to develop and implement enterprise-wide initiatives focused on improving productivity, process effectiveness and quality.

As of January 1, 2022, NEE's segments for financial reporting purposes are FPL and NEER. NEECH, a wholly owned subsidiary of NEE, owns and provides funding for NEE's operating subsidiaries, other than FPL and its subsidiaries. NEP, an affiliate of NextEra Energy Resources, acquires, manages and owns contracted clean energy projects with stable, long-term cash flows. See NEER section below for further discussion of NEP. The following diagram depicts NEE's simplified ownership structure:

FPL

FPL is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. At December 31, 2021, the FPL segment had approximately 28,450 MW of net generating capacity, approximately 77,000 circuit miles of transmission and distribution lines and 696 substations. FPL provides service to its electric customers through integrated transmission and distribution systems that link its generation facilities to its customers. FPL also owns a retail gas business, which serves approximately 117,000 residential and commercial natural gas customers in four counties throughout southern Florida with 3,750 miles of natural gas distribution pipelines.
On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However, during 2021, FPL continued to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power. The FPL segment and Gulf Power continued to be separate operating segments of NEE, as well as FPL, through 2021. Effective January 1, 2022, FPL became regulated as one ratemaking entity with new unified rates and tariffs, and also became one operating segment of NEE. See FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025 below. FPL serves more than 11 million people through more than 5.7 million customer accounts. The following map shows FPL's service areas and plant locations, which cover most of the east and lower west coasts of Florida and are in eight counties throughout northwest Florida (see FPL Sources of Generation below).

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida. The percentage of the FPL segment's operating revenues and customer accounts by customer class were as follows:

Operating Revenues
8%
4%
33%
55%
7%
3%
32%
58%
7%
3%
35%
55%
2021
2020
2019
Years
Residential
Commercial
Wholesale
Other

2021 Customer Accounts

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

FPL seeks to maintain attractive rates for its customers. Since rates are largely cost-based, maintaining low rates requires a strategy focused on developing and maintaining a low-cost position, including the implementation of ideas generated from cost savings initiatives. A common benchmark used in the electric power industry for comparing rates across companies is the price of 1,000 kWh of consumption per month for a residential customer. The FPL segment's 2021 average bill for 1,000 kWh of monthly residential usage was well below both the average of reporting electric utilities within Florida and the July 2021 national average (the latest date for which this data is available) as indicated below:

Electric Utility Residential Bill Comparison of
<u>2021 Typical Monthly Bill</u>
Residential 1,000 kWh Bill

Average Typical Monthly Bill
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
$101.70
$116.36
$141.58
FPL Segment* Annual Average
Florida Electric Utilities Annual Average (Highest is $140.85)
National Average (as of July 2021)

*The typical residential monthly bill for 1,000 kWh as of January 1, 2022 is $120.67, which reflects the terms of the 2021 rate agreement and excludes an amount associated with a 5-year transition rider mechanism and storm surcharges for Northwest Florida residential customers.

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its electric retail customers is provided primarily under franchise agreements negotiated with municipalities or counties. During the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents. At December 31, 2021, the FPL segment held 192 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2051. These franchise agreements covered approximately 88% of the FPL segment's retail customer base in Florida. At December 31, 2021, the FPL segment also provided service to customers in 11 other municipalities and to 23 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility. FPL relies upon Florida law for access to public rights of way.

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

In addition to self-generation by residential, commercial and industrial customers, FPL also faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources. In each of 2021, 2020 and 2019, operating revenues from wholesale and industrial electric customers combined represented approximately five percent of the FPL segment's total operating revenues.

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

FPL SOURCES OF GENERATION

At December 31, 2021, the FPL segment's resources for serving load consisted of approximately 28,564 MW of net generating capacity, of which 28,450 MW were from FPL-owned facilities and 114 MW were available through purchased power agreements. FPL owned and operated 30 units with generating capacity of 22,008 MW that primarily use natural gas and 41 solar generation facilities with generating capacity totaling 2,940 MW. In addition, FPL owned, or had undivided interests in, and operated 4 nuclear units with net generating capacity totaling 3,502 MW (see Nuclear Operations below). FPL also develops and constructs battery storage projects, which when combined with its solar projects, serve to enhance its ability to meet customer needs for a nearly firm generation source. At December 31, 2021, the FPL segment had 483 MW of battery storage capacity. FPL customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in its service area. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.

FPL is in the process of modernizing two generation units at its Lauderdale facility to a high-efficiency, clean-burning natural gas unit (Dania Beach Clean Energy Center). The Dania Beach Clean Energy Center is expected to provide approximately 1,200 MW of generating capacity and to be in service by mid-2022. Through 2025, FPL plans to add new solar generation with cost recovery mechanisms through base rates, a Solar Base Rate Adjustment (SoBRA) and SolarTogetherTM (a voluntary community solar program that gives certain FPL electric customers an opportunity to participate directly in the expansion of solar energy and receive credits on their related monthly customer bill). FPL placed approximately 450 MW of solar generating capacity in service in January 2022 and is currently in the process of constructing an additional 1,190 MW of solar generating capacity, which is expected to be placed in service in 2023 (see FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025 below).

Fuel Sources

FPL relies upon a mix of fuel sources for its generation facilities, the ability of some of its generation facilities to operate on both natural gas and oil, and on purchased power to maintain the flexibility to achieve a more economical fuel mix in order to respond to market and industry developments.

*approximately 71% has dual fuel capability

Significant Fuel and Transportation Contracts. At December 31, 2021, FPL had the following significant fuel and transportation contracts in place:

•firm transportation contracts with six different transportation suppliers for natural gas pipeline capacity for an aggregate maximum delivery quantity of 2,916,000 MMBtu/day with expiration dates through 2042 (see Note 15 – Contracts);
•several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates through 2037; and
•short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas. The remainder of FPL's natural gas requirements is purchased in the spot market.

Nuclear Operations

At December 31, 2021, FPL owned, or had undivided interests in, and operated the four nuclear units in Florida discussed below. FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	FPL's Ownership (MW)	Beginning of Next Scheduled Refueling Outage	Operating License Expiration Date
St. Lucie Unit No. 1	981	September 2022	2036(a)
St. Lucie Unit No. 2	840(b)	February 2023	2043(a)
Turkey Point Unit No. 3	837	April 2023	2052
Turkey Point Unit No. 4	844	March 2022	2053
______________________
(a)    In 2021, FPL filed an application with the NRC to renew both St. Lucie operating licenses for an additional 20 years. License renewals are pending.
(b)    Excludes 147 MW operated by FPL but owned by non-affiliates.

NRC regulations require FPL to submit a plan for decontamination and decommissioning five years before the projected end of plant operation. If the license renewals are approved by the NRC, FPL's plans provide for St. Lucie Unit No. 1 to be shut down in 2056 with decommissioning activities to be integrated with the dismantlement of St. Lucie Unit No. 2 commencing in 2063. Current plans provide for the dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2052 and 2053, respectively.

FPL's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel that is generated at these facilities through license expiration, as well as through any pending license extensions.

FPL ENERGY MARKETING AND TRADING

FPL's Energy Marketing & Trading division (EMT) buys and sells wholesale energy commodities, such as natural gas, oil and electricity. EMT procures natural gas and oil for FPL's use in power generation and sells excess natural gas, oil and electricity. EMT also uses derivative instruments (primarily swaps, options and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity. Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses. See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity and Note 3.

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

FPL Electric Rate Regulation

The FPSC sets rates at a level that is intended to allow the utility the opportunity to collect from retail customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital. To accomplish this, the FPSC uses various ratemaking mechanisms, including, among other things, base rates and cost recovery clauses. Although FPL and Gulf Power Company merged effective January 1, 2021, FPL continued to be regulated as two separate rate making entities until January 1, 2022 when new unified rates and tariffs became effective for the combined utility system (including the former Gulf Power service area). See Base Rates Effective January 2022 through December 2025 below.

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

Base Rates Effective January 2022 through December 2025 – In December 2021, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2021 rate agreement).

Key elements of the 2021 rate agreement, which is effective from January 2022 through at least December 2025, include, among other things, the following:
•New retail base rates and charges were established for the combined utility system (including the former Gulf Power service area) resulting in the following increases in annualized retail base revenues:
◦$692 million beginning January 1, 2022, and
◦$560 million beginning January 1, 2023.
•In addition, FPL is eligible to receive, subject to conditions specified in the 2021 rate agreement, base rate increases associated with the addition of up to 894 MW annually of new solar generation through the SoBRA mechanism in each of

2024 and 2025, and may carry forward any unused MW in 2024 to 2025. FPL has agreed to an installed cost cap of $1,250 per kW and will be required to demonstrate that these proposed solar facilities are cost effective.
•FPL's authorized regulatory ROE is 10.60%, with a range of 9.70% to 11.70%. If FPL's earned regulatory ROE falls below 9.70%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.70%, any party with standing may seek a review of FPL's retail base rates. If the average 30-year U.S. Treasury rate is 2.49% or greater over a consecutive six-month period, the authorized regulatory ROE will increase to 10.80% with a range of 9.80% to 11.80%. If triggered, the increase in the authorized regulatory ROE will not result in an incremental general base rate increase, but will apply for all other regulatory purposes, including the SoBRA mechanism.
•Subject to certain conditions, FPL may amortize, over the term of the 2021 rate agreement, up to $1.45 billion of depreciation reserve surplus, provided that in any year of the 2021 rate agreement FPL must amortize at least enough reserve amount to maintain its minimum authorized regulatory ROE and also may not amortize any reserve amount that would result in an earned regulatory ROE in excess of its maximum authorized regulatory ROE. FPL is limited to the amortization of $200 million of depreciation reserve surplus during the first year of the 2021 rate agreement.
•FPL is authorized to expand SolarTogether™ by constructing an additional 1,788 MW of solar generation from 2022 through 2025, such that the total capacity of SolarTogether™ would be 3,278 MW.
•Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that produces a surcharge of no more than $4 for every 1,000 kWh of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge. See Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery.
•If federal or state permanent corporate income tax changes become effective during the term of the 2021 rate agreement, FPL will be able to prospectively adjust base rates after a review by the FPSC.

In December 2021, Floridians Against Increased Rates, Inc. and, as a group in January 2022, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc., and League of United Latin American Citizens of Florida filed notices of appeal challenging the FPSC's final order approving the 2021 rate agreement, which notices of appeal are pending before the Florida Supreme Court.

Base Rates Effective January 2017 through December 2021 – In December 2016, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). Key elements of the 2016 rate agreement, which became effective in January 2017, provided for, among other things, the following:

•new retail base rates and charges which resulted in the following increases in annualized retail base revenues:
◦$400 million beginning January 1, 2017;
◦$211 million beginning January 1, 2018; and
◦$200 million beginning April 1, 2019 for a new approximately 1,720 MW natural gas-fired combined-cycle unit in Okeechobee County, Florida (Okeechobee Clean Energy Center) that achieved commercial operation on March 31, 2019;
•additional base rate increases in 2018 through 2020 associated with the addition of approximately 1,200 MW of new solar generating capacity that became operational during that timeframe;
•a regulatory ROE of 10.55% with a range of 9.60% to 11.60%;
•subject to certain conditions, the right to reduce depreciation expense up to $1.25 billion (reserve), provided that in any year of the 2016 rate agreement FPL was required to amortize enough reserve to maintain an earned regulatory ROE within the range of 9.60% to 11.60%; and
•an interim cost recovery mechanism for storm restoration costs. See Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery.

Cost Recovery Clauses. Cost recovery clauses are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through various clauses. Cost recovery clause costs are recovered through levelized monthly charges per kWh or kW, depending on the customer's rate class. These cost recovery clause charges are calculated annually based on estimated costs and estimated customer usage for the following year, plus or minus true-up adjustments to reflect the estimated over or under recovery of costs for the current and prior periods. An adjustment to the levelized charges may be approved during the course of a year to reflect revised estimates. FPL recovers costs from customers through the following clauses:

•Fuel – primarily fuel costs, the most significant of the cost recovery clauses in terms of operating revenues (see Note 1 – Rate Regulation);
•Storm Protection Plan – costs associated with an FPSC-approved transmission and distribution storm protection plan, which includes costs for hardening of overhead transmission and distribution lines, undergrounding of certain distribution lines and vegetation management;
•Capacity – primarily certain costs associated with the acquisition of several electric generation facilities (see Note 1 – Rate Regulation);
•Energy Conservation – costs associated with implementing energy conservation programs; and

•Environmental – certain costs of complying with federal, state and local environmental regulations enacted after April 1993 and costs associated with three of FPL's solar facilities placed in service prior to 2016.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. These costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when generation units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.

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

FPL HUMAN CAPITAL

FPL had approximately 9,700 employees at December 31, 2021, with approximately 31% of these employees represented by the International Brotherhood of Electrical Workers (IBEW), substantially all of which are under collective bargaining agreements that have approximately three-year terms expiring in April 2022 and January 2025.

GULF POWER

Gulf Power became a part of FPL's rate-regulated electric utility system beginning January 1, 2021, but continued to be regulated as a separate ratemaking entity until January 1, 2022 when new unified rates and tariffs became effective for the combined utility system (see FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025). Prior to January 1, 2022, Gulf Power operated under a separate base rate settlement agreement that provided for an allowed regulatory ROE of 10.25%, with a range of 9.25% to 11.25%. As of December 31, 2021, Gulf Power served approximately 481,000 customers in eight counties throughout northwest Florida and had approximately 3,500 MW of electric net generating capacity and 9,500 miles of transmission and distribution lines located primarily in Florida, and was subject to similar regulations described in FPL – FPL Regulation above.
On January 1, 2019, NEE completed the acquisition of all of the outstanding common shares of Gulf Power Company under a stock purchase agreement with The Southern Company dated May 20, 2018, as amended, for approximately $4.44 billion in cash consideration and the assumption of approximately $1.3 billion of Gulf Power debt. On January 1, 2021, Gulf Power Company and FPL merged, with FPL as the surviving entity. The FPL segment and Gulf Power continued to be separate operating segments of NEE, as well as FPL, through 2021. See Note 6 – Gulf Power Company and – Merger of FPL and Gulf Power Company for further discussion.

NEER

NEER, comprised of NEE's competitive energy and rate-regulated transmission businesses, is a diversified clean energy business with a strategy that emphasizes the development, construction and operation of long-term contracted assets with a focus on renewable projects. NEE reports NextEra Energy Resources and NEET, a rate-regulated transmission business, on a combined basis for segment reporting purposes, and the combined segment is referred to as NEER. The NEER segment currently owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets in the U.S. and Canada. NEER, with approximately 24,600 MW of total net generating capacity at December 31, 2021, is one of the largest wholesale generators of electric power in the U.S., including approximately 24,070 MW of net generating capacity across 38 states and 520 MW of net generating capacity in 4 Canadian provinces. At December 31, 2021, NEER operates facilities, in which it has ownership interests, with a total generating capacity of approximately 30,000 MW. NEER produces the majority of its electricity from clean and renewable sources as described more fully below. In addition, NEER develops and constructs battery storage projects, which when combined with its renewable projects, serve to enhance its ability to meet customer needs for a nearly firm generation source, or as standalone facilities. At December 31, 2021, NEER had net ownership interest in approximately 735 MW of battery storage capacity. NEER is the world's largest generator of renewable energy from the wind and sun based on 2021 MWh produced on a net generation basis, as well as a world leader in battery storage. The NEER segment also owns, develops, constructs and operates rate-regulated transmission facilities in North America. At December 31, 2021, NEER's rate-regulated transmission facilities and transmission lines that connect its electric generation facilities to the electric grid are comprised of approximately 265 substations and 2,680 circuit miles of transmission lines.

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

NEP – NEP acquires, manages and owns contracted clean energy projects with stable long-term cash flows through a limited partner interest in NEP OpCo. NEP's projects include energy projects contributed by or acquired from NextEra Energy Resources, or acquired from third parties, as well as ownership interests in contracted natural gas pipelines acquired from third parties. NextEra Energy Resources' indirect limited partnership interest in NEP OpCo based on the number of outstanding NEP OpCo common units was approximately 54.7% at December 31, 2021. NextEra Energy Resources accounts for its ownership interest in NEP as an equity method investment with its earnings/losses from NEP as equity in earnings (losses) of equity method investees and accounts for its project sales to NEP as third-party sales in its consolidated financial statements. See Note 1 – Basis of Presentation. At December 31, 2021, NEP owned, or had an ownership interest in, a portfolio of wind, solar and solar plus battery storage projects with energy project capacity totaling approximately 7,997 MW and contracted natural gas pipelines, all located in the U.S. as further discussed in Generation and Other Operations. NextEra Energy Resources operates essentially all of the energy projects in NEP's portfolio and its ownership interest in the portfolio's capacity was approximately 3,618 MW at December 31, 2021.

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

At December 31, 2021, NEER managed or participated in the management of essentially all of the following generation projects, natural gas pipelines and transmission facilities that it wholly owned or in which it had an ownership interest.

Legend
Wind
Universal Solar
Battery Storage
Nuclear
Natural Gas
Other
Pipeline
Transmission
Locations with more than one facility are illustrated with a single symbol.
Map excludes small-scale solar.

Generation Assets and Other Operations

2021 Net Generating Capacity by Fuel Type
MW

Nuclear 9%
Other* 10%
Solar 14%
Wind 67%

*Primarily natural gas

Generation Assets

NEER's portfolio of generation assets primarily consist of generation facilities with long-term power sales agreements for substantially all of their capacity and/or energy output. Information related to contracted generation assets at December 31, 2021 was as follows:
•represented approximately 22,658 MW of total net generating capacity;
•weighted-average remaining contract term of the power sales agreements and the remaining life of the PTCs associated with repowered wind facilities of approximately 16 years, based on forecasted contributions to earnings and forecasted amounts of electricity produced by the repowered wind facilities; and
•several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel for all nuclear units with expiration dates through 2033 (see Note 15 – Contracts).

NEER's merchant generation assets primarily consist of generation facilities that do not have long-term power sales agreements to sell their capacity and/or energy output and therefore require active marketing and hedging. Merchant generation assets at December 31, 2021 represented approximately 1,932 MW of total net generating capacity, including 1,102 MW from nuclear generation and 824 MW from other peak generation facilities, and are primarily located in the Northeast region of the U.S. NEER utilizes swaps, options, futures and forwards to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.

NEER Generation Assets Fuel/Technology Mix

NextEra Energy Resources utilized the following mix of fuel sources for generation facilities in which it has an ownership interest:

2021 Net Generation by Fuel Type
MWh

Other* 3%
Solar 8%
Nuclear 23%
Wind 66%

*Primarily natural gas

Wind Facilities

•located in 20 states in the U.S. and 4 provinces in Canada;
•operated a total generating capacity of 20,531 MW at December 31, 2021;
•ownership interests in a total net generating capacity of 16,517 MW at December 31, 2021;
◦essentially all MW are from contracted wind assets located primarily throughout Texas and the West and Midwest regions of the U.S. and Canada;
◦added approximately 2,008 MW of new generating capacity and repowered wind generating capacity totaling 435 MW in the U.S. in 2021 and sold assets to NEP and third parties totaling approximately 1,500 MW (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests).

Solar Facilities

•located in 29 states in the U.S.;
•operated photovoltaic, distributed generation and solar thermal facilities with a total generating capacity of 4,356 MW at December 31, 2021;
•ownership interests in solar facilities with a total net generating capacity of 3,391 MW at December 31, 2021;
◦essentially all MW are from contracted solar facilities located primarily throughout the West and South regions of the U.S.;

◦added approximately 728 MW of generating capacity in the U.S. in 2021 and sold assets to NEP and third parties totaling approximately 468 MW (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests).

Nuclear Facilities

At December 31, 2021, NextEra Energy Resources owned, or had undivided interests in, and operated the three nuclear units discussed below. NEER's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	Location	Ownership (MW)	Portfolio Category	Next Scheduled Refueling Outage	Operating License Expiration Date
Seabrook	New Hampshire	1,102(a)	Merchant	April 2023	2050
Point Beach Unit No. 1	Wisconsin	595	Contracted(b)	March 2022	2030(c)
Point Beach Unit No. 2	Wisconsin	595	Contracted(b)	March 2023	2033(c)
______________________
(a)    Excludes 147 MW operated by NEER but owned by non-affiliates.
(b)    NEER sells all of the output of Point Beach Units Nos. 1 and 2 under long-term contracts through their current operating license expiration dates.
(c)    In 2020, NEER filed an application with the NRC to renew both Point Beach operating licenses for an additional 20 years. License renewals are pending.

NEER is responsible for all nuclear unit operations and the ultimate decommissioning of the nuclear units, the cost of which is shared on a pro-rata basis by the joint owners for the jointly-owned units. NRC regulations require plant owners to submit a plan for decontamination and decommissioning five years before the projected end of plant operation. NEER's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel that is generated at these facilities through current license expiration, as well as through any pending license extensions.

NEER also owns an approximately 70% interest in Duane Arnold, a nuclear facility located in Iowa that ceased operations in August 2020. NEER submitted a site-specific cost estimate and plan for decontamination and decommissioning to the NRC. All spent nuclear fuel housed onsite is expected to be in long-term dry storage within three years of plant shutdown and until the DOE is able to take possession. NEER estimates that the cost of decommissioning Duane Arnold is fully funded and expects completion by approximately 2080.

Policy Incentives for Renewable Energy Projects

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System, wind and solar projects are substantially depreciated for tax purposes over a five-year period even though the useful life of such projects is generally much longer than five years.

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. Owners of solar facilities are eligible to claim a 30% ITC for new solar facilities. In order to qualify for the PTC (or an ITC in lieu of the PTC) for wind or an ITC for solar, construction of a facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service (IRS) issued guidance establishing a safe harbor for the continuous efforts and continuous construction requirements. The current guidance provides that the requirements for safe harbor will generally be satisfied if the facility is placed in service no more than six years after the year in which construction of the facility began for a facility that began construction in 2016 through 2019, five years for a facility that began construction in 2020 and four years for a facility that begins construction in 2021 and beyond. Retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the 5% safe harbor for the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value. Tax credits for qualifying wind and solar projects are subject to the following schedule.

	Year construction of project begins(a)
	2016	2017	2018	2019	2020	2021	2022	2023	2024 and beyond
PTC(b)	100%	80%	60%	40%	60%	60%	-	-	-
Wind ITC(c)	30%	24%	18%	12%	18%	18%	-	-	-
Solar ITC(d)	30%	30%	30%	30%	26%	26%	26%	22%	10%
_________________________
(a)    To qualify for the PTC or an ITC, a project must be placed in service no more than six years after the year in which construction of the project began for a facility that began construction in 2016 – 2019, five years for a facility that began construction in 2020 and four years for a facility that begins construction in 2021 and beyond.
(b)    Percentage of the full PTC available for wind projects that began construction during the applicable year.
(c)    Percentage of eligible project costs that can be claimed as ITC by wind projects that began construction during the applicable year.
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

Other Operations

Gas Infrastructure Business – At December 31, 2021, NextEra Energy Resources had ownership interests in natural gas pipelines, the most significant of which are discussed below, and in oil and gas shale formations located primarily in the Midwest and South regions of the U.S.

	Miles of Pipeline	Pipeline Location/Route	Ownership		Total Net Capacity (per day)	In-Service Dates
Texas Pipelines(a)	542	South Texas	52.8%	(b)	2.09 Bcf	1950s – 2015
Sabal Trail(c)	517	Southwestern Alabama to Central Florida	42.5%		0.43 Bcf	June 2017 – May 2020
Florida Southeast Connection(c)	169	Central Florida to South Florida	100%		0.64 Bcf	June 2017
Central Penn Line(d)	191	Northeastern Pennsylvania to Southeastern Pennsylvania	21.3%	(b)	0.39 Bcf	October 2018 – October 2021
______________________
(a)    A NEP portfolio of seven natural gas pipelines, of which a third party owns a 10% interest in a 120-mile pipeline with a daily capacity of approximately 2.3 Bcf. Approximately 1.64 Bcf per day of net capacity is contracted with firm ship-or-pay contracts that have expiration dates ranging from 2022 to 2035.
(b)    Ownership percentage based on NextEra Energy Resources limited partnership interest in NEP OpCo common units.
(c)    See Note 15 – Contracts for a discussion of transportation contracts with FPL.
(d)    NEP has an indirect equity method investment in the Central Penn Line (CPL) which represents an approximately 39% aggregate ownership interest in the CPL.

NEER also has a 31.9% ownership interest in a 303-mile natural gas pipeline that is under construction in West Virginia and Virginia. Completion of construction of the natural gas pipeline is subject to certain conditions, including applicable regulatory approvals and the resolution of legal challenges. See Note 4 – Nonrecurring Fair Value Measurements for a discussion of impairment charges in the first quarter of 2022 and in 2020 and Note 15 – Contracts for a discussion of a transportation contract with a NextEra Energy Resources subsidiary.

Rate-Regulated Transmission – At December 31, 2021, certain entities within the NEER segment had ownership interests in rate-regulated transmission facilities, the most significant of which are discussed below, which are located primarily in ERCOT, CAISO, Southwest Power Pool (SPP), Independent Electricity System Operator (IESO) and NYISO jurisdictions.

	Miles	Substations	Kilovolt	Location	Rate Regulator	Ownership		Actual/Expected In-Service Dates
Operational:
Lone Star	347	9	345	Texas	PUCT	100%		2013
Trans Bay Cable	53	2	200 DC(a)	California	FERC	100%		2010
GridLiance(b)	700	31	69 – 230	Illinois, Kansas, Kentucky, Missouri, Nevada and Oklahoma	FERC	100%	(b)	1960 – 2021
Under Construction:
NextBridge Infrastructure	280	-	230	Ontario, Canada	OEB	50%		First Quarter of 2022
Empire State Line	20	2	345	New York	FERC	100%		December 2021 – Mid-2022
______________________
(a)    Direct current
(b)    Comprised of three FERC-regulated transmission utilities; the assets of which are owned 100% except for a 26-mile transmission line and 5 substations, of which NEET owns a 65% interest.

Customer Supply and Proprietary Power and Gas Trading – NEER provides commodities-related products to customers, engages in energy-related commodity marketing and trading activities and includes the operations of a retail electricity provider. Through NextEra Energy Resources subsidiary PMI, NEER:
•manages risk associated with fluctuating commodity prices and optimizes the value of NEER's power generation and gas infrastructure production assets through the use of swaps, options, futures and forwards;
•sells output from NEER's plants that is not sold under long-term contracts and procures fuel for use by NEER's generation fleet;
•provides full energy and capacity requirements to customers; and
•markets and trades energy-related commodity products, including power, fuel, renewable attributes and carbon offsets, as well as marketing and trading services to customers.

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

The degree and nature of competition is different in wholesale markets than in retail markets. The majority of NEER's revenues are derived from wholesale electricity markets. Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. NEER primarily competes on the basis of price, but believes the green attributes of NEER's generation assets, its creditworthiness and its ability to offer and manage reliable customized risk solutions to wholesale customers are competitive advantages. Wholesale power generation is a regional business that is highly fragmented relative to many other commodity industries and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies NEER competes with depending on the market. In wholesale markets, customers' needs are met through a variety of means, including long-term bilateral contracts, standardized bilateral products such as full requirements service and customized supply and risk management services.

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

RTOs and ISOs exist throughout much of North America to coordinate generation and transmission across wide geographic areas and to run markets. NEER operates in all RTO and ISO jurisdictions. At December 31, 2021, NEER also had generation facilities with ownership interests in a total net generating capacity of approximately 5,730 MW that fall within reliability regions that are not under the jurisdiction of an established RTO or ISO, including 3,532 MW within the Western Electricity Coordinating Council and 2,051 MW within the SERC Reliability Corporation. Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers. NEER has operations that fall within the following RTOs and ISOs:

Alberta Electric System Operator 82 MW
IESO 307 MW
ISO-NE 2,467 MW
NYISO 108 MW
MISO 4,906 MW
PJM 587 MW
SPP 3,468 MW
CAISO 2,750 MW
ERCOT 4,185 MW

NEER competes in different regions to differing degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generation facilities. At December 31, 2021, approximately 92% of NEER's net generating capacity was committed under long-term contracts. Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets. In such cases, NEER will frequently enter into shorter term bilateral contracts, typically of less than three years duration, to hedge the price risk associated with selling into a daily spot market. Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, serve to protect a portion of the revenue that NEER expects to derive from the associated generation facility. Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes. See Management's Discussion – Overview – Adjusted Earnings.

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

At December 31, 2021, essentially all of NEER's operating independent power projects located in the U.S. have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005. Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers. They are barred from selling electricity directly to retail customers. While projects with exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Additionally, most of the NEER facilities located in the U.S. are subject to FERC regulations and market rules and the NERC's mandatory reliability standards, all of its facilities are subject to environmental laws and the EPA's environmental regulations, and its nuclear facilities are also subject to the jurisdiction of the NRC. See FPL – FPL Regulation for additional discussion of FERC, NERC, NRC and EPA regulations. Rates of NEER's rate-regulated transmission businesses are set by regulatory bodies as noted in Generation and Other Operations – Generation Assets and Other Operations – Other Operations – Rate-Regulated Transmission. With the exception of facilities located in ERCOT, the FERC has jurisdiction over various aspects of NEER's business in the U.S., including the oversight and investigation of competitive wholesale energy markets, regulation of the transmission and sale of natural gas, and oversight of environmental matters related to natural gas projects and major electricity policy initiatives. The PUCT has jurisdiction, including the regulation of rates and services, oversight of competitive markets, and enforcement of statutes and rules, over NEER facilities located in ERCOT.

Certain entities within the NEER segment and their affiliates are also subject to federal and provincial or regional regulations in Canada related to energy operations, energy markets and environmental standards. In Canada, activities related to owning and operating wind and solar projects and participating in wholesale and retail energy markets are regulated at the provincial level. In Ontario, for example, electric generation facilities must be licensed by the OEB and may also be required to complete registrations and maintain market participant status with the IESO, in which case they must agree to be bound by and comply with the provisions of the market rules for the Ontario electricity market as well as the mandatory reliability standards of the NERC.

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

NEER HUMAN CAPITAL

NEER had approximately 5,200 employees at December 31, 2021. NEER has collective bargaining agreements with the IBEW, the Utility Workers Union of America and the Security Police and Fire Professionals of America, which collectively represent approximately 12% of NEER's employees. The collective bargaining agreements have approximately two- to four-year terms and expire between September 2022 and December 2025.

NEE ENVIRONMENTAL MATTERS

NEE and its subsidiaries, including FPL, are subject to environmental laws and regulations, including extensive federal, state and local environmental statutes, rules and regulations relating to, among others, air quality, water quality and usage, waste management, wildlife protection and historical resources, for the siting, construction and ongoing operations of their facilities. The U.S. government and certain states and regions, as well as the Government of Canada and its provinces, have taken and continue to take certain actions, such as proposing and finalizing regulations or setting targets or goals, regarding the regulation and reduction of greenhouse gas emissions and the increase of renewable energy generation. The environmental laws in the U.S., including, among others, the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act, provide for the protection of numerous species, including endangered species and/or their habitats, migratory birds and eagles. The environmental laws in Canada, including, among others, the Species at Risk Act, provide for the recovery of wildlife species that are endangered or threatened and the management of species of special concern. Complying with these environmental laws and regulations could result in, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. Failure to comply could result in fines, penalties, criminal sanctions or injunctions. NEE's rate-regulated subsidiaries expect to seek recovery for compliance costs associated with any new environmental laws and regulations, which recovery for FPL would be through the environmental clause.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS(a)

Name	Age	Position	Effective Date
Miguel Arechabala	60	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2014
Deborah H. Caplan	59	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	April 15, 2013
Robert Coffey	58	Executive Vice President, Nuclear Division and Chief Nuclear Officer of NEE Vice President and Chief Nuclear Officer of FPL	June 14, 2021 June 15, 2021
Paul I. Cutler	62	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE	February 19, 2003 February 18, 2003 December 10, 1997
John W. Ketchum(b)	51	President and Chief Executive Officer of NextEra Energy Resources	March 1, 2019
Rebecca J. Kujawa(b)	46	Executive Vice President, Finance and Chief Financial Officer of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	March 1, 2019
James M. May	45	Vice President, Controller and Chief Accounting Officer of NEE	March 1, 2019
Ronald R. Reagan	53	Executive Vice President, Engineering, Construction and Integrated Supply Chain of NEE Vice President, Engineering and Construction of FPL	January 1, 2020 March 1, 2019
James L. Robo(b)	59	Chairman, President and Chief Executive Officer of NEE Chairman of FPL	December 13, 2013 May 2, 2012
Charles E. Sieving	49	Executive Vice President & General Counsel of NEE Executive Vice President of FPL	December 1, 2008 January 1, 2009
Eric E. Silagy(b)	56	President and Chief Executive Officer of FPL	May 30, 2014
______________________
(a)Information is as of February 17, 2022. Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his/her present position for five years or more and his/her employment history is continuous. Mr. Coffey served as Vice President, Nuclear for FPL from May 2019 to June 2021. He previously was Regional Vice President for FPL's southern fleet from January 2018 to May 2019 and Site Vice President at Point Beach from May 2016 to January 2018. Mr. Ketchum served as Executive Vice President, Finance and Chief Financial Officer of NEE and FPL from March 2016 to February 2019. Ms. Kujawa served as Vice President, Business Management of NextEra Energy Resources from March 2012 to February 2019. Mr. May served as Controller of NextEra Energy Resources from April 2015 to February 2019. Mr. Reagan served as Vice President, Engineering and Construction of NEE from November 2018 to December 2019 and Vice President, Integrated Supply Chain of NEE from October 2012 to November 2018.
(b)The following information was announced January 25, 2022 and is effective March 1, 2022. Mr. Robo was appointed as Executive Chairman of NEE and will cease to serve as President and Chief Executive Officer of NEE and Chairman of FPL. Mr. Ketchum was appointed President and Chief Executive Officer of NEE and will cease to serve as President and Chief Executive Officer of NextEra Energy Resources. Mrs. Kujawa was appointed as President and Chief Executive Officer of NextEra Energy Resources and will cease to serve as Executive Vice President, Finance and Chief Financial Officer of NEE and FPL. T. Kirk Crews II, age 43, was appointed Executive Vice President, Finance and Chief Financial Officer of NEE and FPL. Mr. Crews served as Vice President, Business Management since March 2019 and was Vice President, Controller and Chief Accounting Officer of NEE from September 2016 until March 2019. Mr. Silagy will take on the added responsibility of Chairman of FPL.

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

The operations of NEE and FPL are subject to complex and comprehensive federal, state and other regulation. This extensive regulatory framework, portions of which are more specifically identified in the following risk factors, regulates, among other things and to varying degrees, NEE's and FPL's industry, businesses, rates and cost structures, operation and licensing of nuclear power facilities, planning, construction and operation of electric generation, transmission and distribution facilities and natural gas and oil production, natural gas, oil and other fuel transportation, processing and storage facilities, acquisition, disposal, depreciation and amortization of facilities and other assets, decommissioning costs and funding, service reliability, wholesale and retail competition, and commodities trading and derivatives transactions. In their business planning and in the management of their operations, NEE and FPL must address the effects of regulation on their business and any inability or failure to do so adequately could have a material adverse effect on their business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if they are unable to recover in a timely manner any significant amount of costs, a return on certain assets or a reasonable return on invested capital through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.

FPL operates as an electric utility and is subject to the jurisdiction of the FPSC over a wide range of business activities, including, among other items, the retail rates charged to its customers through base rates and cost recovery clauses, the terms and conditions of its services, procurement of electricity for its customers and fuel for its plant operations, issuances of securities, and aspects of the siting, planning, construction and operation of its generation plants and transmission and distribution systems for the sale of electric energy. The FPSC has the authority to disallow recovery by FPL of costs that it considers excessive or imprudently incurred and to determine the level of return that FPL is permitted to earn on invested capital. The regulatory process, which may be adversely affected by the political, regulatory, operational and economic environment in Florida and elsewhere, limits or could otherwise adversely impact FPL's earnings. The regulatory process also does not provide any assurance as to achievement of authorized or other earnings levels, or that FPL will be permitted to earn an acceptable return on capital investments it wishes to make. NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if any material amount of costs, a return on certain assets or a reasonable return on invested capital cannot be recovered through base rates, cost recovery clauses, other regulatory mechanisms or otherwise. Certain other subsidiaries of NEE are utilities subject to the jurisdiction of their regulators and are subject to similar risks.

Regulatory decisions that are important to NEE and FPL may be materially adversely affected by political, regulatory, operational and economic factors.

The local and national political, regulatory and economic environment has had, and may in the future have, an adverse effect on regulatory decisions with negative consequences for NEE and FPL. These decisions, which may come from any level of government, may require, for example, FPL or NEER to cancel or delay planned development activities, to reduce or delay other planned capital expenditures or to pay for investments or otherwise incur costs that it may not be able to recover through rates or otherwise, each of which could have a material adverse effect on the business, financial condition, results of operations and prospects of NEE and FPL.

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

Any reductions or modifications to, or the elimination of, governmental incentives or policies that support utility scale renewable energy, including, but not limited to, tax laws, policies and incentives, RPS and feed-in-tariffs, or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEER depends heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER operates or plans to develop and operate renewable energy facilities. The federal government, a majority of state governments in the U.S. and portions of Canada provide incentives, such as tax incentives, RPS or feed-in-tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. At the same time, the U.S. government generally has not taken action to materially burden the international supply chain that has been important to the development of renewable energy facilities at acceptable prices. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support, or do not overly burden, the development and operation of renewable energy facilities and, instead, consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws or regulations or interpretations of these laws and regulations.

NEE's and FPL's business is influenced by various legislative and regulatory initiatives, including, but not limited to, new or revised laws, including international trade laws, regulations and interpretations, constitutional ballot and regulatory initiatives regarding deregulation or restructuring of the energy industry, regulation of the commodities trading and derivatives markets, and regulation of environmental matters, such as regulation of air emissions, regulation of water consumption and water discharges, and regulation of gas and oil infrastructure operations, as well as associated environmental permitting. Changes in the nature of the regulation of NEE's and FPL's business could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects. NEE and FPL are unable to predict future legislative or regulatory changes, including through constitutional ballot initiatives or changed legal or regulatory interpretations, although any such changes may increase costs and competitive pressures on NEE and FPL, which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

FPL has limited competition in the Florida market for retail electricity customers. Any changes in Florida law or regulation, whether through new or modified legislation or regulation or through citizen-approved state constitutional ballot initiatives, which introduce competition in the Florida retail electricity market, such as government incentives that facilitate the installation of solar generation facilities on residential or other rooftops at below cost or that are otherwise subsidized by non-participants, or would permit third-party sales of electricity, could have a material adverse effect on FPL's business, financial condition, results of operations and prospects. There can be no assurance that FPL will be able to respond adequately to such regulatory changes, which could have a material adverse effect on FPL's business, financial condition, results of operations and prospects.

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

Violations of current or future laws, rules, regulations or other standards could expose NEE and FPL to regulatory and legal proceedings, disputes with, and legal challenges by, governmental entities and third parties, and potentially significant civil fines, criminal penalties and other sanctions, such as restrictions on how NEER develops, sites and operates wind facilities. These violations could result in, without limitation, litigation regarding property damage, personal injury, common law nuisance and enforcement by citizens or governmental authorities of environmental requirements. For example, the DOJ has alleged that certain NEER subsidiaries have violated the Migratory Bird Treaty Act (MBTA) and/or the Bald and Golden Eagle Protection Act (BGEPA) as a result of accidental collisions of eagles into wind turbines at the NEER subsidiaries’ wind facilities without subsidiaries having permits under BGEPA for those activities. If NEER is unsuccessful in reaching a satisfactory settlement of this issue with the DOJ or if additional eagles perish in collisions with wind turbines at NEER’s facilities without NEER having obtained permits for those activities, NEER or its subsidiaries may face criminal prosecution under these laws.

NEE's and FPL's business could be negatively affected by federal or state laws or regulations mandating new or additional limits on the production of greenhouse gas emissions.

Federal or state laws or regulations may be adopted that would impose new or additional limits on the emissions of greenhouse gases, including, but not limited to, carbon dioxide and methane, from electric generation units using fuels like coal and natural gas. The potential effects of greenhouse gas emission limits on NEE's and FPL's electric generation units are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of greenhouse gas emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, and the range of available compliance alternatives.

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
•require significant capital investment in carbon capture and storage technology, fuel switching, or the replacement of high-emitting generation facilities with lower-emitting generation facilities; or
•affect the availability or cost of fuel, such as natural gas.

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

NEE's and FPL's ability to proceed with projects under development and to complete construction of, and capital improvement projects for, their electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities on schedule and within budget may be adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, land owners, governmental entities, environmental groups, Native American and aboriginal groups, lessors, joint venture partners and other third parties, negative publicity, transmission interconnection issues, supply chain disruptions and other factors. For example, the ability of NEE and FPL to develop solar generation facilities is dependent on the international supply chain for solar panels and associated equipment, and regulatory actions have caused minor, and could in the future cause material, disruptions in the ability of NEE and FPL to acquire solar panels on time and at acceptable costs. If any development project or construction or capital improvement project is not completed, is delayed or is subject to cost overruns, certain associated costs may not be approved for recovery or otherwise be recoverable through regulatory mechanisms that may be available, and NEE and FPL could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss of tax credits or tax incentives, or delayed or diminished returns, and could be required to write off all or a portion of their investment in the project. Any of these events could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL face risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities.

NEE and FPL own, develop, construct, manage and operate electric generation and transmission facilities and natural gas transmission facilities. A key component of NEE's and FPL's growth is their ability to construct and operate generation and transmission facilities to meet customer needs. As part of these operations, NEE and FPL must periodically apply for licenses and permits from various local, state, federal and other regulatory authorities and abide by their respective conditions. Should NEE or FPL be unsuccessful in obtaining necessary licenses or permits on acceptable terms or resolving third-party challenges to such licenses or permits, should there be a delay in obtaining or renewing necessary licenses or permits or should regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances on NEE or FPL, NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected. Any failure to negotiate successful project development agreements for new facilities with third parties could have similar results.

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
•the impact of unusual or adverse weather conditions and natural disasters, including, but not limited to, hurricanes, tornadoes, extreme temperatures, icing events, floods, earthquakes and droughts;
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

Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, droughts, extreme temperatures, icing events and earthquakes, can be destructive and cause power outages and property damage, reduce revenue, affect the availability of fuel and water, and require NEE and FPL to incur additional costs, for example, to restore service and repair damaged facilities, to obtain replacement power and to access available financing sources. Furthermore, NEE's and FPL's physical plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, particularly relevant to FPL, a change in sea level. FPL operates in the east and lower west coasts of Florida and in northwest Florida, areas that historically have been prone to severe weather events, such as hurricanes. A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEE and FPL from operating their business in the normal course and could result in any of the adverse consequences described above. Additionally, the actions taken to address the potential for severe weather such as additional winterizing of critical equipment and infrastructure, modifying or alternating plant operations and expanding load shedding options could result in significant increases in costs. Any of the foregoing could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

At FPL and other businesses of NEE where cost recovery is available, recovery of costs to restore service, to repair damaged facilities or for other actions to address severe weather is or may be subject to regulatory approval, and any determination by the regulator not to permit timely and full recovery of the costs incurred could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE and FPL have hedging and trading procedures and associated risk management tools, such as separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. NEE and FPL are unable to assure that such procedures and tools will be effective against all potential risks, including, without limitation, employee misconduct or severe weather or operating conditions. If such procedures and tools are not effective, this could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

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

Subsidiaries of NEE, including FPL, depend upon power transmission and natural gas, nuclear fuel and other commodity transportation facilities, many of which they do not own. Occurrences affecting the operation of these facilities that may or may not be beyond the control of subsidiaries of NEE, including FPL, (such as severe weather or a generation or transmission facility outage, pipeline rupture, or sudden and significant increase or decrease in wind or solar generation) may limit or halt their ability to sell and deliver power and natural gas, or to purchase necessary fuels and other commodities, which could materially adversely impact NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE and FPL rely on access to capital and credit markets as significant sources of liquidity for capital requirements and other operations requirements that are not satisfied by operating cash flows. Disruptions, uncertainty or volatility in those capital and credit markets, including, but not limited to, the planned phase out of the London Inter-Bank Offered Rate or the reform or replacement of other benchmark rates, could increase NEE's and FPL's cost of capital and affect their ability to fund their liquidity and capital needs and to meet their growth objectives. If NEE or FPL is unable to access regularly the capital and credit markets on terms that are reasonable, it may have to delay raising capital, issue shorter-term securities and incur an unfavorable cost of capital, which, in turn, could adversely affect its ability to grow its business, could contribute to lower earnings and reduced financial flexibility, and could have a material adverse effect on its business, financial condition, results of operations and prospects.

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

Widespread public health crises and epidemics or pandemics may have material adverse impacts on NEE’s and FPL's business, financial condition, liquidity and results of operations.

NEE and FPL are subject to the impacts of widespread public health crises, epidemics and pandemics, including, but not limited to, impacts on the global, national or local economy, capital and credit markets, NEE's and FPL's workforce, customers and suppliers. There is no assurance that NEE's and FPL's businesses will be able to operate without material adverse impacts depending on the nature of the public health crisis, epidemic or pandemic. The ultimate severity, duration and impact of public health crises, epidemics and pandemics cannot be predicted. Additionally, there is no assurance that vaccines, or other treatments, are or will be widely available or effective, or that the public will be willing to participate, in an effort to contain the spread of disease. Actions taken in response to such crises by federal, state and local government or regulatory agencies may have a material adverse impact on NEE's and FPL's business, financial condition, liquidity and results of operations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

See Item 1. Business – FPL and Item 1. Business – NEER for a description of principal properties.

Character of Ownership

Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The majority of FPL's real property is held in fee and is free from other encumbrances, subject to minor exceptions which are not of a nature as to substantially impair the usefulness to FPL of such properties. Some of FPL's electric lines are located on parcels of land which are not owned in fee by FPL but are covered by necessary consents of governmental authorities or rights obtained from owners of private property. Subsidiaries within the NEER segment have ownership interests in entities that own generation facilities, pipeline facilities and transmission assets and a number of those facilities and assets are encumbered by liens securing various financings. Additionally, the majority of NEER's generation facilities, pipeline facilities and transmission lines are located on land under easement or leased from owners of private property. See Note 7 – FPL and – NEER.

Item 3. Legal Proceedings

With regard to environmental proceedings to which a governmental authority is a party, NEE's and FPL's policy is to disclose any such proceeding if it is reasonably expected to result in monetary sanctions of greater than or equal to $1 million.

The Environment and Natural Resources Division of the U.S. Department of Justice (DOJ) indicated to NEER during the fourth quarter of 2021 that its final position is that the act of an eagle flying into a wind turbine that results in the death of the eagle is a crime under the Migratory Bird Treaty Act (MBTA) and Bald and Golden Eagle Protection Act (BGEPA). The DOJ is investigating eagle fatalities that have occurred in proximity to a number of wind facilities operated by NEER, primarily in the Altamont region of California and in Wyoming, and alleges that the facilities caused eagle fatalities without having a permit in violation of the BGEPA and/or the MBTA. NEER undertakes adaptive management practices designed to avoid and minimize eagle impacts and is working with both the DOJ and the U.S. Fish and Wildlife Service toward a constructive resolution that would resolve all prior fatalities at wind facilities operated by NEER nationwide, even though federal courts covering large portions of the U.S. have concluded that these statutes are intended to cover only hunting, poaching and other intentional acts and do not apply to accidental collisions with wind turbines or other structures, such as airplanes and buildings. NEE anticipates that any such resolution would not have a material adverse impact on its business, financial condition, results of operations or prospects.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data. All of FPL's common stock is owned by NEE. NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE." As of January 31, 2022, there were 15,274 holders of record of NEE's common stock. The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors. The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant. In February 2022, NEE announced that it would increase its quarterly dividend on its common stock from $0.385 per share to $0.425 per share.

Issuer Purchases of Equity Securities. Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2021 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/21 – 10/31/21	—	—	—	180,000,000
11/1/21 – 11/30/21	1,350	$87.34	—	180,000,000
12/1/21 – 12/31/21	1,306	$90.78	—	180,000,000
Total	2,656	$89.03	—
______________________
(a)Includes: (1) in November 2021, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in December 2021, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.
(b)In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock (180 million shares after giving effect to the four-for-one stock split of NEE common stock effective October 26, 2020) over an unspecified period.

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than 5.7 million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2021 MWh produced on a net generation basis. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, the FPL segment and NEER, as well as an operating segment of NEE, Gulf Power, which was acquired by NEE in January 2019 and merged into FPL on January 1, 2021 (see Note 6 – Merger of FPL and Gulf Power Company). Corporate and Other is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries, and may include the net effect of rounding. The following discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and all comparisons are with the corresponding items in the prior year.

	Net Income (Loss) Attributable to NEE			Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(millions)
FPL Segment	$2,935	$2,650	$2,334	$1.49	$1.35	$1.20
Gulf Power	271	238	180	0.14	0.12	0.09
NEER(a)	599	531	1,807	0.30	0.27	0.93
Corporate and Other	(232)	(500)	(552)	(0.12)	(0.26)	(0.28)
NEE	$3,573	$2,919	$3,769	$1.81	$1.48	$1.94
______________________
(a)    NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries.

For the five years ended December 31, 2021, NEE delivered a total shareholder return of approximately 251.8%, above the S&P 500’s 133.4% return, the S&P 500 Utilities' 74.4% return and the Dow Jones U.S. Electricity's 74.1% return. The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2021	2020	2019
		(millions)
Net losses associated with non-qualifying hedge activity(a)	$(1,576)	$(649)	$(406)
Differential membership interests-related – NEER	$(98)	$(87)	$(89)
NEP investment gains, net – NEER	$27	$(94)	$96
Gain on disposal of a business – NEER(b)	$—	$274	$—
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net – NEER	$199	$131	$176
Acquisition-related(c)	$—	$—	$(70)
Impairment charge related to investment in Mountain Valley Pipeline – NEER(d)	$—	$(1,208)	$—
______________________
(a)For 2021, 2020 and 2019, approximately $1,735 million, $438 million and $65 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests for a discussion of the sale of two solar generation facilities in Spain (Spain projects).
(c)For 2019, approximately $44 million, $20 million and $6 million of costs are included in Corporate and Other's, Gulf Power's and NEER's net income, respectively.
(d)See Note 4 – Nonrecurring Fair Value Measurements for a discussion of the impairment charge in 2020 related to the investment in Mountain Valley Pipeline, LLC (Mountain Valley Pipeline).

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

2021 Summary

Net income attributable to NEE for 2021 was higher than 2020 by $654 million, or $0.33 per share, assuming dilution, due to higher results at the FPL segment, Corporate and Other, NEER and Gulf Power.

FPL's net income increased by $316 million in 2021 primarily reflecting higher results at the FPL segment and at Gulf Power. The FPL segment's increase in net income for 2021 was primarily driven by continued investments in plant in service and other property. Gulf Power's increase in net income in 2021 was primarily driven by reductions in O&M expenses.

NEER's results increased in 2021 primarily driven by the absence of an impairment charge related to its investment in Mountain Valley Pipeline occurring in 2020 and higher earnings on new investments, partly offset by unfavorable non-qualifying hedge activity compared to 2020 and the absence of the 2020 gain on the sale of the Spain projects. In 2021, NEER added approximately 2,008 MW of new wind generating capacity and 728 MW of solar generating capacity, repowered 435 MW of wind generating capacity and increased its backlog of contracted renewable development projects.

Corporate and Other's results in 2021 increased primarily due to favorable non-qualifying hedge activity.

NEE and its subsidiaries require funds to support and grow their businesses. These funds are primarily provided by cash flows from operations, borrowings or issuances of short- and long-term debt, proceeds from differential membership investors, sales of assets to NEP or third parties and, from time to time, issuances of equity securities. See Liquidity and Capital Resources – Liquidity.

RESULTS OF OPERATIONS

Net income attributable to NEE for 2021 was $3.57 billion compared to $2.92 billion in 2020. In 2021, net income attributable to NEE increased primarily due to higher results at the FPL segment, Corporate and Other, NEER and Gulf Power. The comparison of the results of operations for the years ended December 31, 2020 and 2019 are included in Management's Discussion in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2020.

In February 2020, a subsidiary of NextEra Energy Resources completed the sale of its ownership interest in two solar generation facilities located in Spain with a total generating capacity of 99.8 MW. In December 2020, a subsidiary of NextEra Energy Resources sold a 90% noncontrolling ownership interest in a portfolio of three wind generation facilities and four solar generation facilities representing a total net generating capacity of 900 MW. Additionally in December 2020, a subsidiary of NextEra Energy Resources sold its 100% ownership interest in a 100 MW solar generation facility and a 30 MW battery storage facility under construction, which achieved commercial operations in June 2021, to a NEP subsidiary. In October 2021, subsidiaries of NextEra Energy Resources completed the sale to a NEP subsidiary of their 100% ownership interests in three wind generation facilities and one solar generation facility with a total generating capacity of 467 MW and 33.3% of the noncontrolling ownership interests in four solar generation facilities and multiple distributed generation solar facilities representing a total net generating capacity of 122 MW. In December 2021, subsidiaries of NextEra Energy Resources sold their 100% ownership interest in a portfolio of seven wind generation facilities and six solar generation facilities representing a total generating capacity of 2,520 MW and 115 MW of battery storage capacity, three of which are currently under construction with expected in-service dates in the first half of 2022. See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

In March 2021, a wholly owned subsidiary of NEET acquired GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance), which owns and operates three FERC-regulated transmission utilities across six states, five in the Midwest and Nevada. See Note 6 – GridLiance.

NEE's effective income tax rates for the years ended December 31, 2021 and 2020 were approximately 11% and 2%, respectively. The rates for both years reflect the impact of PTCs and ITCs and, in 2020, also reflect the impact of lower pretax income and the gain on sale of the Spain solar projects which was not taxable for federal nor state income tax purposes. See Note 5.

On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However, during 2021, FPL continued to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power. The FPL segment and Gulf Power continued to be separate operating segments of NEE, as well as FPL, through 2021. See Note 6 – Merger of FPL and Gulf Power Company. Effective January 1, 2022, FPL became regulated as one ratemaking entity with new unified rates and tariffs, and also became one operating segment of NEE. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025.

FPL: Results of Operations

The table below presents net income for FPL by reportable segment, the FPL segment and Gulf Power. Prior year FPL amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company discussed above. In the following discussions, all comparisons are with the corresponding items in the prior year.

	Net Income
	Years Ended December 31,
	2021	2020	2019
	(millions)
FPL Segment	$2,935	$2,650	$2,334
Gulf Power	271	238	180
Corporate and Other	—	2	5
FPL	$3,206	$2,890	$2,519

FPL Segment: Results of Operations

The FPL segment obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms. The FPL segment’s net income for 2021 and 2020 was $2,935 million and $2,650 million, respectively, representing an increase of $285 million. The increase was primarily driven by higher earnings from investments in plant in service and other property. Such investments grew the FPL segment's average retail rate base by approximately $3.3 billion in 2021 and reflect, among other things, solar generation additions and ongoing transmission and distribution additions.

During 2021 and 2020, FPL’s service area was impacted by hurricanes and tropical storms, which resulted in the recording of incremental storm restoration costs. FPL determined that it would not seek recovery of certain of such costs through a storm surcharge from customers and instead recorded such costs as storm restoration costs in NEE's and FPL’s consolidated statements of income. The FPL segment used available reserve amortization to offset all such storm restoration costs that were expensed. See Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery.

The use of reserve amortization was permitted by the 2016 rate agreement. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2017 through December 2021 for additional information on the 2016 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization was calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of the FPL segment's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. In 2021 and 2020, the FPL segment recorded reserve amortization of approximately $429 million and the reversal of reserve amortization of $1 million, respectively. The FPL segment's regulatory ROE for both 2021 and 2020 was approximately 11.60%.

In December 2021, the FPSC issued a final order approving the 2021 rate agreement which became effective in January 2022 and will remain in effect until at least December 2025, establishes FPL's allowed regulatory ROE at 10.60%, with a range of 9.70% to 11.70%, and allows for retail rate base increases in 2022 and 2023. In December 2021, Floridians Against Increased Rates, Inc. and, as a group in January 2022, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc., and League of United Latin American Citizens of Florida filed notices of appeal challenging the FPSC's final order approving the 2021 rate agreement, which notices of appeal are pending before the Florida Supreme Court. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025 for additional information on the 2021 rate agreement.

During 2021, operating revenues increased $938 million primarily related to higher fuel cost recovery revenues as discussed in cost recovery clauses below.

Retail Base

The FPL segment’s retail base revenues for 2021 and 2020 reflect the 2016 rate agreement. In December 2016, the FPSC issued a final order approving the 2016 rate agreement which became effective in January 2017 and remained in effect until December 2021. The 2016 rate agreement established the FPL segment's allowed regulatory ROE at 10.55%, with a range of 9.60% to 11.60%, and allowed for retail rate base increases in 2017, 2018, and upon commencement of commercial operations at the Okeechobee Clean Energy Center and certain solar projects. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2017 through December 2021 for additional information on the 2016 rate agreement.

Retail base revenues decreased $9 million during the year ended December 31, 2021 and were impacted by a decrease of 2.6% in the average usage per retail customer, primarily related to unfavorable weather when compared to the prior year, partly offset by an increase of 1.5% in the average number of customer accounts. See Note 1 – Rate Regulation.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to certain solar, environmental projects, storm protection plan investments and the unamortized balance of the regulatory asset associated with the FPL segment's acquisition of certain generation facilities. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Cost Recovery Clauses. Underrecovery or overrecovery of cost recovery clause and other pass-through costs (deferred clause and franchise expenses and revenues) can significantly affect NEE's and FPL's operating cash flows. The 2021 net underrecovery impacting the FPL segment's operating cash flows was approximately $516 million, primarily related to the fuel cost recovery clause.

Fuel cost recovery revenues increased approximately $775 million in 2021 primarily as a result of higher fuel and energy prices. In 2021 and 2020, cost recovery clauses contributed approximately $124 million and $111 million, respectively, to the FPL segment’s net income. FPL's fuel cost recovery clause revenues and expenses are expected to increase in 2022 as a result of the collection of underrecovered 2021 fuel costs and higher projected natural gas prices in 2022.

Other Items Impacting the FPL Segment's Consolidated Statements of Income

Fuel, Purchase Power and Interchange Expense
Fuel, purchased power and interchange expense increased $807 million in 2021 primarily related to higher fuel and energy prices.

Depreciation and Amortization Expense
The major components of the FPL segment’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2021	2020
	(millions)
Reserve reversal (amortization) recorded under the 2016 rate agreement	$(429)	$1
Other depreciation and amortization recovered under base rates (excluding reserve amortization) and other	2,168	2,017
Depreciation and amortization primarily recovered under cost recovery clauses and securitized storm-recovery cost amortization	229	228
Total	$1,968	$2,246

Depreciation expense decreased $278 million during 2021 primarily reflecting the recording of reserve amortization in 2021 compared to the reversal of reserve amortization in 2020, partly offset by increased depreciation related to higher plant in service balances. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets at December 31, 2021 and in noncurrent regulatory liabilities at December 31, 2020 on NEE's and FPL's consolidated balance sheets. See Note 1 –Rate Regulation – Base Rates Effective January 2022 through December 2025 – and Electric Plant, Depreciation and Amortization – for discussion of reserve amortization, including certain limitations on reserve amortization in 2022, and new unified depreciation rates under the 2021 rate agreement.

Gulf Power: Results of Operations

Gulf Power's net income increased $33 million in 2021. During 2021, operating revenues increased $105 million primarily related to higher fuel cost recovery revenues. Operating expenses – net increased $89 million in 2021 primarily related to increases in fuel, purchased power and interchange expense, partly offset by lower O&M expenses.

NEER: Results of Operations

NEER owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets in the U.S. and Canada. NEER also provides full energy and capacity requirements services, engages in power and fuel marketing and trading activities, owns, develops, constructs and operates rate-regulated transmission facilities and transmission lines and invests in natural gas, natural gas liquids and oil production and pipeline infrastructure assets. NEER’s net income less net loss attributable to noncontrolling interests for 2021 and 2020 was $599 million and $531 million, respectively, resulting in an increase in 2021 of $68 million. The primary drivers, on an after-tax basis, of the change are in the following table.

Increase (Decrease) From Prior Period
Year Ended December 31, 2021
(millions)
New investments(a)	$235
Existing generation and storage assets(a)	(70)
Gas infrastructure(a)	49
Customer supply and proprietary power and gas trading(b)	(37)
NEET(b)	13
Other, including income taxes and other investment income	52
Change in non-qualifying hedge activity(c)	(1,297)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	68
NEP investment gains, net(c)	121
Disposal of a business(c)	(274)
Impairment charge related to investment in Mountain Valley Pipeline(c)	1,208
Increase in net income less net loss attributable to noncontrolling interests	$68
______________________
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with PTCs and ITCs for wind, solar and storage projects, as applicable (see Note 1 – Income Taxes and – Sales of Differential Membership Interests and Note 5), but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects and pipelines are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, are included in existing generation and storage assets and pipeline results are included in gas infrastructure beginning with the thirteenth month of operation or ownership.
(b)    Excludes allocation of interest expense and corporate general and administrative expenses.
(c)    See Overview – Adjusted Earnings for additional information.

New Investments
In 2021, results from new investments increased primarily due to higher earnings, including the net effect of deferred income taxes and other benefits associated with PTCs and ITCs, related to the addition of wind and solar generating projects and battery storage during or after 2020.

The discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for 2021 decreased $1,993 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $2,510 million of losses during 2021 compared to $244 million of losses for 2020), and
•lower revenues from existing generation and storage assets of $331 million primarily due to the impacts of severe prolonged winter weather in Texas in February 2021 (February 2021 weather event), the absence of revenues of certain wind and solar facilities sold to NEP in October 2021 and lower nuclear revenues, due primarily to the closure of Duane Arnold in August 2020, partly offset by,
•revenues from new investments of $263 million,
•net increases in revenues of $247 million from the customer supply, proprietary power and gas trading, and gas infrastructure businesses, and
•higher revenues of $56 million from NEET primarily related to the acquisition of GridLiance in 2021.

Operating Expenses – net
Operating expenses – net for 2021 increased $309 million primarily due to an increase in depreciation expense of $116 million primarily related to new investments, higher fuel costs of $98 million and an increase of $73 million in O&M expenses primarily related to bad debt expense associated with the February 2021 weather event (see Note 1 – Credit Losses).

Gains on Disposal of Businesses/Assets – net
In 2021, gains on disposal of businesses/assets – net primarily relate to sales of ownership interests in wind and solar projects to NEP and a third party; in 2020, the amount was primarily related to the sale of the Spain projects in the first quarter of 2020. See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

Interest Expense
NEER's interest expense for 2021 decreased approximately $292 million primarily reflecting $251 million of favorable impacts related to changes in the fair value of interest rate derivative instruments.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $666 million of equity in earnings of equity method investees in 2021 compared to $1,351 million of equity in losses of equity method investees for the prior year. The change for 2021 primarily reflects the absence of an impairment charge related to the investment in Mountain Valley Pipeline of approximately $1.5 billion recorded in 2020 and higher equity in earnings of NEP recorded in 2021 primarily due to changes in the fair value of interest rate derivative instruments. Due to continued legal and regulatory challenges related to Mountain Valley Pipeline, NextEra Energy Resources also recorded an impairment charge in the first quarter of 2022 of approximately $0.8 billion ($0.6 billion after tax). See Note 4 – Nonrecurring Fair Value Measurements.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs from solar and certain wind projects are reflected in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. Reflected in income taxes in NEE's consolidated statements of income are PTCs totaling approximately $90 million and $150 million and ITCs totaling approximately $237 million and $133 million in 2021 and 2020, respectively. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. See Note 1 – Income Taxes for a discussion of PTCs and ITCs and Note 5.

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

Corporate and Other's results increased $268 million during 2021 primarily due to favorable after-tax impacts of approximately $370 million, as compared to the prior year, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments. The favorable non-qualifying hedge activity was partly offset by higher interest and refinancing costs incurred in 2021.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures (see Note 15 – Commitments), investments in or acquisitions of assets and businesses (see Note 6), payment of maturing debt and related derivative obligations (see Note 13 and Note 3) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt and, from time to time, equity securities, proceeds from differential membership investors and sales of assets to NEP or third parties (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interest), consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests in NEP. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The purchases may be made in the open market or in privately negotiated transactions. Any purchases will be made in such quantities, at such prices, in such manner and on such terms and conditions as determined by NEE or its subsidiaries in their discretion, based on factors such as market and business conditions, applicable legal requirements and other factors. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the New York Stock Exchange or to cause the common units to be deregistered with the SEC. As of December 31, 2021, the dollar value of units that may yet be purchased by NEE under this program was $114 million. At December 31, 2021, NEE owned a noncontrolling general partner interest in NEP and beneficially owned approximately 55.0% of NEP’s voting power.

Cash Flows

NEE's sources and uses of cash for 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
	(millions)
Sources of cash:
Cash flows from operating activities	$7,553	$7,983	$8,155
Issuances of long-term debt, including premiums and discounts	16,683	12,404	13,905
Proceeds from differential membership investors	2,779	3,522	1,604
Sale of independent power and other investments of NEER	2,761	1,012	1,316
Issuances of common stock/equity units – net	14	—	1,494
Payments from related parties under a cash sweep and credit support agreement – net	47	—	—
Proceeds from sale of noncontrolling interests	65	501	99
Other sources – net	40	83	121
Total sources of cash	29,942	25,505	26,694
Uses of cash:
Capital expenditures, acquisitions, independent power and other investments and nuclear fuel purchases	(16,077)	(14,610)	(17,462)
Retirements of long-term debt	(9,594)	(6,103)	(5,492)
Net decrease in commercial paper and other short-term debt(a)	(426)	(907)	(4,799)
Payments to related parties under a cash sweep and credit support agreement – net	—	(2)	(54)
Issuances of common stock/equity units – net	—	(92)	—
Dividends	(3,024)	(2,743)	(2,408)
Other uses – net	(1,052)	(590)	(628)
Total uses of cash	(30,173)	(25,047)	(30,843)
Effects of currency translation on cash, cash equivalents and restricted cash	1	(20)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	$(230)	$438	$(4,145)
______________________
(a)    2019 amount primarily relates to the acquisition of Gulf Power Company. See Note 6 – Gulf Power Company.

For significant financing activity that occurred in January 2022, see Note 13.

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 15 – Commitments for estimated capital expenditures in 2022 through 2026.

The following table provides a summary of capital investments for 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
	(millions)
FPL Segment:
Generation:
New	$830	$1,464	$1,242
Existing	1,380	1,063	1,215
Transmission and distribution	4,065	3,150	2,893
Nuclear fuel	159	203	195
General and other	835	651	550
Other, primarily change in accrued property additions and exclusion of AFUDC – equity	(484)	149	(340)
Total	6,785	6,680	5,755
Gulf Power	782	1,012	729
NEER:
Wind	3,777	3,359	1,974
Solar (includes solar plus battery storage projects)	2,011	1,920	1,741
Battery storage	304	168	29
Nuclear, including nuclear fuel	241	125	179
Natural gas pipelines	229	269	687
Other gas infrastructure	669	572	969
Rate-regulated transmission (2021 and 2019 includes acquisitions, see Note 6)	980	360	829
Other	152	120	97
Total	8,363	6,893	6,505
Corporate and Other (2019 primarily relates to acquisitions, see Note 6)	147	25	4,473
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$16,077	$14,610	$17,462
.
Liquidity

At December 31, 2021, NEE's total net available liquidity was approximately $10.6 billion. The table below provides the components of FPL's and NEECH's net available liquidity at December 31, 2021.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,798	$5,257	$9,055	2022 – 2026	2022 – 2026
Issued letters of credit	(3)	(1,374)	(1,377)
	3,795	3,883	7,678

Bilateral revolving credit facilities(b)	780	2,675	3,455	2022 – 2024	2022 – 2023
Borrowings	—	—	—
	780	2,675	3,455

Letter of credit facilities(c)	—	2,300	2,300		2022 – 2024
Issued letters of credit	—	(1,307)	(1,307)
	—	993	993

Subtotal	4,575	7,551	12,126

Cash and cash equivalents	55	582	637
Commercial paper and other short-term borrowings outstanding	(1,582)	(500)	(2,082)
Amounts due to related parties under the CSCS agreement (see Note 8)	—	(57)	(57)
Net available liquidity	$3,048	$7,576	$10,624
______________________
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,275 million ($650 million for FPL and $2,625 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,375 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity as well as the repayment of approximately $882 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. Approximately $3,120 million of FPL's and $3,889 million of NEECH's syndicated revolving credit facilities expire in 2026.
(b)    Approximately $150 million of NEECH's bilateral revolving credit facilities is available for costs incurred in connection with the development, construction and operations of wind and solar power generation facilities.
(c)    Only available for the issuance of letters of credit.

At December 31, 2021, 72 banks, located globally, participated in FPL’s and NEECH’s revolving credit facilities, with no one bank providing more than 6% of the combined revolving credit facilities. Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under its revolving credit facilities. In order for FPL or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities and, also for NEECH, its letter of credit facilities, FPL, in the case of FPL, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. The FPL and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio. At December 31, 2021, each of NEE and FPL was in compliance with its required ratio.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At December 31, 2021, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and equity contributions associated with a natural gas pipeline project under construction and a related natural gas transportation agreement. Commitments associated with these activities are included and/or disclosed in the contracts table in Note 15.

In addition, at December 31, 2021, NEE subsidiaries had approximately $5.2 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations (see Note 4 – Contingent Consideration and Note 15 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At December 31, 2021, these guarantees totaled approximately $576 million and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At December 31, 2021, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at December 31, 2021) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $1.3 billion.

At December 31, 2021, subsidiaries of NEE also had approximately $3.7 billion of standby letters of credit and approximately $902 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Year Ended December 31, 2021
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(1)	$3,139	$17,069
Operating income (loss)	$(352)	$(1,317)	$2,913
Net income (loss)	$(275)	$(395)	$2,827
Net income (loss) attributable to NEE/NEECH	$(275)	$351	$3,573

	December 31, 2021
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$48	$5,662	$9,288
Total noncurrent assets	$2,308	$57,620	$131,624
Total current liabilities	$1,553	$11,560	$17,437
Total noncurrent liabilities	$27,956	$40,289	$77,806
Redeemable noncontrolling interests	$—	$245	$245
Noncontrolling interests	$—	$8,222	$8,222

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's consolidated financial statements.

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

Credit Ratings

NEE’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements is dependent on its and its subsidiaries credit ratings. At February 17, 2022, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

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

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure. However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds. Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock. The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings. At December 31, 2021, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and any other non-junior FPL indebtedness. At December 31, 2021, coverage for the 12 months ended December 31, 2021 would have been approximately 9.1 times the annual interest requirements and approximately 3.9 times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee. At December 31, 2021, FPL could have issued in excess of $30.5 billion of additional first mortgage bonds based on the unfunded property additions and retired first mortgage bonds. At December 31, 2021, no cash was deposited with the mortgage trustee for these purposes.

In September 2006, NEE and NEECH executed a Replacement Capital Covenant (as amended, September 2006 RCC) in connection with NEECH's offering of $350 million principal amount of Series B Enhanced Junior Subordinated Debentures due 2066 (Series B junior subordinated debentures). The September 2006 RCC is for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt) of NEECH (other than the Series B junior subordinated debentures) or, in certain cases, of NEE. NEECH's 3.50% Debentures, Series due April 1, 2029 have been designated as the covered debt under the September 2006 RCC. The September 2006 RCC provides that NEECH may redeem, and NEE or NEECH may purchase, any Series B junior subordinated debentures on or before October 1, 2036, only to the extent that the redemption or purchase price does not exceed a specified amount of proceeds from the sale of qualifying securities, subject to certain limitations described in the September 2006 RCC. Qualifying securities are securities that have equity-like characteristics that are the same as, or more equity-like than, the Series B junior subordinated debentures at the time of redemption or purchase, which are sold within 365 days prior to the date of the redemption or repurchase of the Series B junior subordinated debentures.

In June 2007, NEE and NEECH executed a Replacement Capital Covenant (as amended, June 2007 RCC) in connection with NEECH's offering of $400 million principal amount of its Series C Junior Subordinated Debentures due 2067 (Series C junior subordinated debentures). The June 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of NEECH (other than the Series C junior subordinated debentures) or, in certain cases, of NEE. NEECH's 3.50% Debentures, Series due April 1, 2029 have been designated as the covered debt under the June 2007 RCC. The June 2007 RCC provides that NEECH may redeem or purchase, or satisfy, discharge or defease (collectively, defease), and NEE and any majority-owned subsidiary of NEE or NEECH may purchase, any Series C junior subordinated debentures on or before June 15, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 365 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series C junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the June 2007 RCC.

New Accounting Rules and Interpretations

Reference Rate Reform – In March 2020, the Financial Accounting Standards Board issued an accounting standards update which provides certain options to apply accounting guidance on contract modifications and hedge accounting as companies transition from the London Inter-Bank Offered Rate and other interbank offered rates to alternative reference rates. See Note 1 – Reference Rate Reform.

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

In NEE’s non-rate regulated operations, predominantly NextEra Energy Resources, essentially all changes in the derivatives’ fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues and the equity method investees’ related activity is recognized in equity in earnings of equity method investees in NEE’s consolidated statements of income.

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

Net periodic pension income is calculated using a number of actuarial assumptions. Those assumptions for the years ended December 31, 2021, 2020 and 2019 include:

	2021	2020	2019
Discount rate	2.53%	3.22%	4.26%
Salary increase	4.40%	4.40%	4.40%
Expected long-term rate of return, net of investment management fees	7.35%	7.35%	7.35%
Weighted-average interest crediting rate	3.82%	3.83%	3.88%

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

The following table illustrates the effect on net periodic pension income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase (Decrease) in 2021 Net Periodic Pension Income
	Change in Assumption	NEE	FPL
		(millions)
Expected long-term rate of return	(0.5)%	$(24)	$(16)
Discount rate	0.5%	$13	$9
Salary increase	0.5%	$(4)	$(3)

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

Assumptions and Accounting Approach

An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Assessment of whether an investment is other-than-temporarily impaired involves, among other factors, consideration of the length of time that the fair value is below the carrying value, current expected performance relative to the expected performance when the investment was initially made, performance relative to peers, industry performance relative to the economy, credit rating, regulatory actions and legal and permitting challenges. If management is unable to reasonably assert that an impairment is temporary or believes that there will not be full recovery of the carrying value of its investment, then the impairment is considered to be other than temporary. Investments that are other-than-temporarily impaired are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value. Impairment losses are recorded in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income. See Note 4 – Nonrecurring Fair Value Measurements.

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

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation. In addition, NEE also makes interest rate and rate of return projections on its investments in determining recommended funding requirements for nuclear decommissioning costs. Periodically, NEE is required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs. For example, an increase of 0.25% in the assumed escalation rates for nuclear decommissioning costs would increase NEE’s AROs at December 31, 2021 by approximately $234 million.

Assumptions and Accounting Approach

FPL – For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are approved by the FPSC. The most recent studies, filed in 2020, reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units at the time of the studies. FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $10.2 billion, or $2.4 billion expressed in 2021 dollars. The ultimate costs of decommissioning reflect the application submitted to the NRC for the extension of St. Lucie Units Nos. 1 and 2 licenses for an additional 20 years.

FPL accrues the cost of dismantling its other generation plants over the expected service life of each unit based on studies filed with the FPSC. Unlike nuclear decommissioning, dismantlement costs are not funded. The most recent studies became effective January 1, 2022. At December 31, 2021, FPL’s portion of the ultimate cost to dismantle its other generation plants is approximately $2.5 billion, or $1.2 billion expressed in 2021 dollars. The majority of the dismantlement costs are not reported as AROs. FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. Any differences between the amount of the ARO and the amount recorded for ratemaking purposes are reported as a regulatory asset or liability in accordance with regulatory accounting.

The components of FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	Nuclear Decommissioning		Other Generation Plant Dismantlement		Interim Removal Costs and Other		Total
	December 31,		December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020	2021	2020
	(millions)
AROs(a)	$1,736	$1,604	$364	$326	$7	$6	$2,107	$1,936
Less capitalized ARO asset net of accumulated depreciation	63	—	56	59	1	1	120	60
Accrued asset removal costs(b)	447	408	198	227	(156)	544	489	1,179
Asset retirement obligation regulatory expense difference(c)	4,399	3,690	(218)	(185)	(9)	(5)	4,172	3,500
Accrued decommissioning, dismantlement and other accrued asset removal costs(d)	$6,519	$5,702	$288	$309	$(159)	$544	$6,648	$6,555
______________________
(a)    See Note 11.
(b)    Included in noncurrent regulatory liabilities on NEE’s and FPL’s consolidated balance sheets, except for $263 million which is related to interim removal costs and is included in noncurrent regulatory assets as of December 31, 2021. See Note 1 – Rate Regulation.
(c)    Included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets, except for $118 million and $83 million which are related to other generation plant dismantlement and are included in noncurrent regulatory assets as of December 31, 2021 and 2020, respectively.
(d)    Represents total amount accrued for ratemaking purposes.

NEER – NEER records liabilities for the present value of its expected nuclear plant decommissioning costs which are determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning. The liabilities are being accreted using the interest method through the date decommissioning activities are expected to be complete. At December 31, 2021 and 2020, the AROs for decommissioning of NEER’s nuclear plants approximated $599 million and $637 million, respectively. NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.4 billion, or $2.1 billion expressed in 2021 dollars.

See Note 1 – Asset Retirement Obligations and – Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 11.

Regulatory Accounting

Certain of NEE's businesses are subject to rate regulation which results in the recording of regulatory assets and liabilities. See Note 1 – Rate Regulation for details regarding NEE’s regulatory assets and liabilities.

Nature of Accounting Estimates

Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process. Regulatory assets and liabilities are included in rate base or otherwise earn (pay) a return on investment during the recovery period.

Assumptions and Accounting Approach

Accounting guidance allows regulators to create assets and impose liabilities that would not be recorded by non-rate regulated entities. If NEE's rate-regulated entities, primarily FPL, were no longer subject to cost-based rate regulation, the existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund. In addition, the regulators, including the FPSC for FPL, have the authority to disallow recovery of costs that they consider excessive or imprudently incurred. Such costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when generation facilities are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities. The continued applicability of regulatory accounting is assessed at each reporting period.

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

Commodity Price Risk

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity. In addition, NEE, through NEER, uses derivatives to optimize the value of its power generation and gas infrastructure assets and engages in power and fuel marketing and trading activities to take advantage of expected future favorable price movements. See Critical Accounting Policies and Estimates – Accounting for Derivatives and Hedging Activities and Note 3.

During 2020 and 2021, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2019	$651	$1,209	$(11)	$1,849
Reclassification to realized at settlement of contracts	(329)	(253)	12	(570)
Value of contracts acquired	91	(36)	—	55
Net option premium purchases (issuances)	10	4	—	14
Changes in fair value excluding reclassification to realized	283	72	(1)	354
Fair value of contracts outstanding at December 31, 2020	706	996	—	1,702
Reclassification to realized at settlement of contracts	179	293	(7)	465
Value of contracts acquired	80	9	—	89
Net option premium purchases (issuances)	23	11	—	34
Changes in fair value excluding reclassification to realized	(10)	(2,701)	8	(2,703)
Fair value of contracts outstanding at December 31, 2021	978	(1,392)	1	(413)
Net margin cash collateral paid (received)				(28)
Total mark-to-market energy contract net assets (liabilities) at December 31, 2021	$978	$(1,392)	$1	$(441)

NEE’s total mark-to-market energy contract net assets (liabilities) at December 31, 2021 shown above are included on the consolidated balance sheets as follows:

December 31, 2021
(millions)
Current derivative assets	$689
Noncurrent derivative assets	1,068
Current derivative liabilities	(1,175)
Noncurrent derivative liabilities	(1,023)
NEE's total mark-to-market energy contract net liabilities	$(441)

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2021 were as follows:

	Maturity
	2022	2023	2024	2025	2026	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(190)	$(176)	$(145)	$(95)	$(7)	$1	$(612)
Significant other observable inputs	499	422	248	195	81	97	1,542
Significant unobservable inputs	(139)	(79)	1	22	30	213	48
Total	170	167	104	122	104	311	978
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(37)	(24)	(2)	—	—	—	(63)
Significant other observable inputs	(479)	(371)	(253)	(150)	(91)	(101)	(1,445)
Significant unobservable inputs	29	17	12	18	19	21	116
Total	(487)	(378)	(243)	(132)	(72)	(80)	(1,392)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(5)	—	—	—	—	—	(5)
Significant unobservable inputs	7	(1)	—	—	—	—	6
Total	2	(1)	—	—	—	—	1
Total sources of fair value	$(315)	$(212)	$(139)	$(10)	$32	$231	$(413)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2020	$—	$3	$3	$1	$77	$78	$1	$84	$85
December 31, 2021	$—	$17	$17	$1	$148	$148	$1	$149	$149
Average for the year ended December 31, 2021	$—	$11	$11	$—	$100	$100	$—	$101	$101
______________________
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $9 million and $3 million at December 31, 2021 and December 31, 2020, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,505	$2,505	$2,134	$2,134
Other investments, primarily debt securities	$311	$311	$247	$247
Long-term debt, including current portion	$52,745	$57,290	$46,082	$51,525
Interest rate contracts – net unrealized losses	$(633)	$(633)	$(961)	$(961)
FPL:
Fixed income securities – special use funds	$1,934	$1,934	$1,617	$1,617
Long-term debt, including current portion	$18,510	$21,379	$17,236	$21,178
______________________
(a)    See Notes 3 and 4.

The special use funds of NEE and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NEE's and FPL's nuclear power plants. See Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery. A portion of these funds is invested in fixed income debt securities primarily carried at estimated fair value. At FPL, changes in fair value, including any credit losses, result in a corresponding adjustment to the related regulatory asset or liability accounts based on current regulatory treatment. The changes in fair value for NEE's non-rate regulated operations result in a corresponding adjustment to other comprehensive income, except for credit losses and unrealized losses on available for sale securities intended or required to be sold prior to recovery of the amortized cost basis, which are reported in current period earnings. Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities.

At December 31, 2021, NEE had interest rate contracts with a notional amount of approximately $11.2 billion to manage exposure to the variability of cash flows associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 3.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE’s net liabilities would increase by approximately $1,440 million ($664 million for FPL) at December 31, 2021.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $5,511 million and $4,726 million ($3,552 million and $3,012 million for FPL) at December 31, 2021 and 2020, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At December 31, 2021, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $520 million ($335 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2021, NEE's credit risk exposure associated with its energy marketing and trading counterparties, taking into account collateral and contractual netting rights, totaled approximately $1.9 billion ($61 million for FPL), of which approximately 64% (100% for FPL) was with companies that have investment grade credit ratings. With regard to credit risk exposure to counterparties with below investment grade credit ratings, NEE has first lien security positions with respect to approximately 60% of such exposure. For the remaining unsecured positions with counterparties that have below investment grade credit ratings, no one counterparty makes up more than 9% of NEE’s total exposure to below investment grade counterparties. See Notes 1 – Credit Losses, 2 and 3.

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

The Board of Directors pursues its oversight responsibility for financial reporting and accounting through its Audit Committee. This Committee, which is comprised entirely of independent directors, meets regularly with management, the internal auditors and the independent auditors to make inquiries as to the manner in which the responsibilities of each are being discharged. The independent auditors and the internal audit staff have free access to the Committee without management present to discuss auditing, internal accounting control and financial reporting matters.

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control – Integrated Framework (2013). Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2021.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NEE) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEE and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of NEE and FPL and our report dated February 17, 2022, expressed unqualified opinions on those financial statements.

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
February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
    NextEra Energy, Inc. and Florida Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NEE) and the related separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2021 and 2020, and NEE's and FPL's related consolidated statements of income and cash flows, NEE's consolidated statements of comprehensive income and equity, and FPL’s consolidated statements of common shareholder’s equity, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEE and the consolidated financial position of FPL as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEE’s and FPL’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2022, expressed unqualified opinions on NEE’s and FPL’s internal control over financial reporting.

Emphasis of Matter

As discussed in Note 6 to the financial statements, on January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. FPL’s 2019 and 2020 financial statements have been retrospectively adjusted to reflect this merger. Our opinion is not modified with respect to this matter.

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
NEE – Operating Revenue – Unrealized Losses – Refer to Note 3 to the financial statements

Critical Audit Matter Description

NEE enters into complex energy derivatives and transacts in certain markets that are thinly traded, which may result in subjective estimates of fair value that include unobservable inputs. Changes in the derivatives’ fair value for power purchases and sales, fuel sales and trading activities are primarily recognized on a net basis in operating revenues. For the year ended December 31, 2021, unrealized losses associated with Level 3 transactions of $924 million are included in operating revenues in the consolidated statement of income of NEE.
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

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to operating revenue – unrealized losses included the following, among others:
•We tested the effectiveness of controls relating to commodity valuation models, their related Level 3 unobservable inputs, and market data validation.
•We selected a sample of transactions, obtained an understanding of the business rationale of transactions, and read the underlying contractual agreements.
•We used personnel in our firm who specialize in energy transacting to independently value Level 3 transactions. For certain fair value models, we used our firm specialists to directly test the underlying assumptions of the unobservable inputs used by management.
•We evaluated NEE’s disclosures related to the proprietary models and unobservable inputs to estimate the fair value of Level 3 derivative assets and liabilities, including the balances recorded and significant assumptions.

FPL – Impact of Rate Regulation on the Financial Statements – Refer to Note 1 to the financial statements
Critical Audit Matter Description
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

Rates are determined and approved in regulatory proceedings based on an analysis of FPL’s costs to provide utility service and a return on, and recovery of, FPL’s investment in the assets required to deliver utility service. Accounting guidance for FPL’s regulated operations provides that rate-regulated entities report assets and liabilities consistent with the recovery of those incurred costs in rates, if it is probable that such rates will be charged and collected. The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. Future FPSC decisions could impact the accounting for regulated operations, including decisions about the amount of allowable costs and any refunds that may be required. As a result of this cost-based regulation, FPL follows the accounting guidance that allows regulators to create assets and impose liabilities, based on the probability of future cash flows, that would not be recorded by non-rate regulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.

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
•We assessed the likelihood of (1) recovery of recorded regulatory assets and (2) obligations requiring future reductions in rates by obtaining, reading and evaluating relevant regulatory orders issued by the FPSC to FPL, including the December 2, 2021 order adopting the stipulation of settlement for FPL's 2021 rate agreement. We also evaluated such regulatory orders and other publicly available filings made by FPL and compared them to management’s recorded regulatory asset and liability balances for completeness.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 17, 2022

We have served as NEE’s and FPL’s auditor since 1950.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
OPERATING REVENUES	$17,069	$17,997	$19,204
OPERATING EXPENSES
Fuel, purchased power and interchange	4,527	3,539	4,363
Other operations and maintenance	3,953	3,751	3,640
Storm restoration costs	28	183	234
Depreciation and amortization	3,924	4,052	4,216
Taxes other than income taxes and other – net	1,801	1,709	1,804
Total operating expenses – net	14,233	13,234	14,257
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	77	353	406
OPERATING INCOME	2,913	5,116	5,353
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,270)	(1,950)	(2,249)
Equity in earnings (losses) of equity method investees	666	(1,351)	66
Allowance for equity funds used during construction	142	93	67
Gains on disposal of investments and other property – net	70	50	55
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	267	163	238
Other net periodic benefit income	257	200	185
Other – net	130	92	121
Total other income (deductions) – net	262	(2,703)	(1,517)
INCOME BEFORE INCOME TAXES	3,175	2,413	3,836
INCOME TAXES	348	44	448
NET INCOME	2,827	2,369	3,388
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	746	550	381
NET INCOME ATTRIBUTABLE TO NEE	$3,573	$2,919	$3,769
Earnings per share attributable to NEE:
Basic	$1.82	$1.49	$1.95
Assuming dilution	$1.81	$1.48	$1.94

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2021	2020	2019
NET INCOME	$2,827	$2,369	$3,388
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $2 tax benefit, $4 tax benefit and $8 tax expense, respectively)	6	12	29
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $4 tax benefit, $4 tax expense and $8 tax expense, respectively)	(11)	12	20
Reclassification from accumulated other comprehensive income (loss) to net income (net of $2 tax expense, $1 tax expense and $1 tax benefit, respectively)	(4)	(3)	(2)
Defined benefit pension and other benefits plans:
Net unrealized gain (loss) and unrecognized prior service benefit (cost) (net of $30 tax expense, $11 tax expense and $14 tax benefit, respectively)	95	37	(46)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1 tax benefit, $1 tax benefit and $1 tax benefit, respectively)	5	2	(3)
Net unrealized gains (losses) on foreign currency translation	(1)	13	22
Other comprehensive income related to equity method investees (net of less than $1 tax expense, less than $1 tax expense and $0 tax expense, respectively)	1	1	1
Total other comprehensive income, net of tax	91	74	21
IMPACT OF DISPOSAL OF A BUSINESS (NET OF $19 TAX BENEFIT)	—	10	—
COMPREHENSIVE INCOME	2,918	2,453	3,409
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	747	543	380
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$3,665	$2,996	$3,789

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$639	$1,105
Customer receivables, net of allowances of $35 and $67, respectively	3,378	2,263
Other receivables	730	711
Materials, supplies and fuel inventory	1,561	1,552
Regulatory assets	1,125	377
Derivatives	689	570
Other	1,166	804
Total current assets	9,288	7,382
Other assets:
Property, plant and equipment – net ($20,521 and $18,084 related to VIEs, respectively)	99,348	91,803
Special use funds	8,922	7,779
Investment in equity method investees	6,159	5,728
Prepaid benefit costs	2,243	1,707
Regulatory assets	4,578	3,712
Derivatives	1,135	1,647
Goodwill	4,844	4,254
Other	4,395	3,672
Total other assets	131,624	120,302
TOTAL ASSETS	$140,912	$127,684
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$1,382	$1,551
Other short-term debt	700	458
Current portion of long-term debt ($58 and $27 related to VIEs, respectively)	1,785	4,138
Accounts payable ($752 and $1,433 related to VIEs, respectively)	6,935	4,615
Customer deposits	485	474
Accrued interest and taxes	525	519
Derivatives	1,263	311
Accrued construction-related expenditures	1,378	991
Regulatory liabilities	289	245
Other	2,695	2,256
Total current liabilities	17,437	15,558
Other liabilities and deferred credits:
Long-term debt ($1,125 and $493 related to VIEs, respectively)	50,960	41,944
Asset retirement obligations	3,082	3,057
Deferred income taxes	8,310	8,020
Regulatory liabilities	11,273	10,735
Derivatives	1,713	1,199
Other	2,468	2,242
Total other liabilities and deferred credits	77,806	67,197
TOTAL LIABILITIES	95,243	82,755
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIE	245	—
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 1,963 and 1,960, respectively)	20	20
Additional paid-in capital	11,271	11,222
Retained earnings	25,911	25,363
Accumulated other comprehensive loss	—	(92)
Total common shareholders' equity	37,202	36,513
Noncontrolling interests ($8,217 and $8,413 related to VIEs, respectively)	8,222	8,416
TOTAL EQUITY	45,424	44,929
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$140,912	$127,684

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,827	$2,369	$3,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,924	4,052	4,216
Nuclear fuel and other amortization	290	263	262
Unrealized losses (gains) on marked to market derivative contracts – net	2,005	533	(108)
Foreign currency transaction losses (gains)	(94)	45	17
Deferred income taxes	436	(78)	258
Cost recovery clauses and franchise fees	(599)	(121)	155
Equity in losses (earnings) of equity method investees	(666)	1,351	(66)
Distributions of earnings from equity method investees	526	456	438
Gains on disposal of businesses, assets and investments – net	(146)	(403)	(461)
Recoverable storm-related costs	(138)	(69)	(180)
Other – net	(326)	189	(141)
Changes in operating assets and liabilities:
Current assets	(1,267)	(364)	123
Noncurrent assets	(324)	(234)	(93)
Current liabilities	1,053	(6)	116
Noncurrent liabilities	52	—	231
Net cash provided by operating activities	7,553	7,983	8,155
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL Segment	(6,626)	(6,477)	(5,560)
Acquisition and capital expenditures of Gulf Power	(782)	(1,012)	(5,165)
Independent power and other investments of NEER	(8,247)	(6,851)	(6,385)
Nuclear fuel purchases	(275)	(245)	(315)
Other capital expenditures	(147)	(25)	(37)
Sale of independent power and other investments of NEER	2,761	1,012	1,316
Proceeds from sale or maturity of securities in special use funds and other investments	4,995	3,916	4,008
Purchases of securities in special use funds and other investments	(5,310)	(4,100)	(4,160)
Other – net	40	83	121
Net cash used in investing activities	(13,591)	(13,699)	(16,177)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	16,683	12,404	13,905
Retirements of long-term debt	(9,594)	(6,103)	(5,492)
Proceeds from differential membership investors	2,779	3,522	1,604
Net change in commercial paper	(169)	(965)	(234)
Proceeds from other short-term debt	—	2,158	200
Repayments of other short-term debt	(257)	(2,100)	(4,765)
Payments from (to) related parties under a cash sweep and credit support agreement – net	47	(2)	(54)
Issuances of common stock/equity units – net	14	(92)	1,494
Proceeds from sale of noncontrolling interests	65	501	99
Dividends on common stock	(3,024)	(2,743)	(2,408)
Other – net	(737)	(406)	(476)
Net cash provided by financing activities	5,807	6,174	3,873
Effects of currency translation on cash, cash equivalents and restricted cash	1	(20)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	(230)	438	(4,145)
Cash, cash equivalents and restricted cash at beginning of year	1,546	1,108	5,253
Cash, cash equivalents and restricted cash at end of year	$1,316	$1,546	$1,108
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,323	$1,432	$1,799
Cash paid (received) for income taxes – net	$(69)	$235	$184
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$4,995	$4,445	$3,573
Increase in property, plant and equipment related to an acquisition	$—	$68	$—
Decrease in joint venture investments related to an acquisition	$—	$145	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	Aggregate Par Value
Balances, December 31, 2018	1,912	$19	$10,476	$(188)	$23,837	$34,144	$3,269	$37,413	$468
Net income (loss)	—	—	—	—	3,769	3,769	(371)		(9)
Issuances of common stock/equity units – net	40	—	1,470	—	—	1,470	—		—
Share-based payment activity	4	—	164	—	—	164	—		—
Dividends on common stock(a)	—	—	—	—	(2,408)	(2,408)	—		—
Other comprehensive income	—	—	—	20	—	20	1		—
Premium on equity units	—	—	(120)	—	—	(120)	—		—
Other differential membership interest activity	—	—	(20)	—	—	(20)	1,270		29
Other	—	1	(15)	(1)	1	(14)	186		(1)
Balances, December 31, 2019	1,956	20	11,955	(169)	25,199	37,005	4,355	$41,360	487
Net income (loss)	—	—	—	—	2,919	2,919	(546)		(4)
Issuances of common stock/equity units – net	—	—	(92)	—	—	(92)	—		—
Share-based payment activity	4	—	153	—	—	153	—		—
Dividends on common stock(a)	—	—	—	—	(2,743)	(2,743)	—		—
Other comprehensive income	—	—	—	67	—	67	7		—
Impact of disposal of a business	—	—	—	10	—	10	—		—
Adoption of accounting standards update(b)	—	—	—	—	(11)	(11)	—		—
Premium on equity units	—	—	(587)	—	—	(587)	—		—
Other differential membership interests activity	—	—	(36)	—	—	(36)	3,809		(483)
Sale of noncontrolling interests	—	—	(169)	—	—	(169)	689		—
Other	—	—	(2)	—	(1)	(3)	102		—
Balances, December 31, 2020	1,960	20	11,222	(92)	25,363	36,513	8,416	$44,929	—
Net income (loss)	—	—	—	—	3,573	3,573	(748)		2
Share-based payment activity	3	—	132	—	—	132	—		—
Dividends on common stock(a)	—	—	—	—	(3,024)	(3,024)	—		—
Other comprehensive income (loss)	—	—	—	92	—	92	(1)		—
Other differential membership interests activity (c)	—	—	(26)	—	—	(26)	363		243
Other	—	—	(57)	—	(1)	(58)	192		—
Balances, December 31, 2021	1,963	$20	$11,271	$—	$25,911	$37,202	$8,222	$45,424	$245
_________________________
(a)Dividends per share were $1.54, $1.40 and $1.25 for the years ended December 31, 2021, 2020 and 2019, respectively.
(b)See Note 1 – Measurement of Credit Losses on Financial Instruments.
(c)See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2021	2020(a)	2019(a)
OPERATING REVENUES	$14,102	$13,060	$13,680
OPERATING EXPENSES
Fuel, purchased power and interchange	3,956	3,060	3,802
Other operations and maintenance	1,803	1,707	1,790
Storm restoration costs	28	183	234
Depreciation and amortization	2,266	2,526	2,771
Taxes other than income taxes and other – net	1,533	1,464	1,504
Total operating expenses – net	9,586	8,940	10,101
OPERATING INCOME	4,516	4,120	3,579
OTHER INCOME (DEDUCTIONS)
Interest expense	(615)	(641)	(649)
Allowance for equity funds used during construction	132	87	66
Other – net	11	2	7
Total other deductions – net	(472)	(552)	(576)
INCOME BEFORE INCOME TAXES	4,044	3,568	3,003
INCOME TAXES	838	678	484
NET INCOME(b)	$3,206	$2,890	$2,519
______________________
(a)Amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 6 – Merger of FPL and Gulf Power Company.
(b)FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2021	2020(a)
ASSETS
Current assets:
Cash and cash equivalents	$55	$25
Customer receivables, net of allowances of $11 and $44, respectively	1,297	1,141
Other receivables	350	405
Materials, supplies and fuel inventory	963	899
Regulatory assets	1,111	360
Other	142	182
Total current assets	3,918	3,012
Other assets:
Electric utility plant and other property – net	58,227	53,879
Special use funds	6,158	5,347
Prepaid benefit costs	1,657	1,550
Regulatory assets	4,343	3,399
Goodwill	2,989	2,989
Other	775	825
Total other assets	74,149	67,989
TOTAL ASSETS	$78,067	$71,001
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$1,382	$1,551
Other short-term debt	200	200
Current portion of long-term debt	536	354
Accounts payable	1,318	874
Customer deposits	478	468
Accrued interest and taxes	322	300
Accrued construction-related expenditures	601	423
Regulatory liabilities	278	224
Other	643	948
Total current liabilities	5,758	5,342
Other liabilities and deferred credits:
Long-term debt	17,974	16,882
Asset retirement obligations	2,049	1,871
Deferred income taxes	7,137	6,519
Regulatory liabilities	11,053	10,600
Other	502	559
Total other liabilities and deferred credits	38,715	36,431
TOTAL LIABILITIES	44,473	41,773
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	19,936	18,236
Retained earnings	12,285	9,619
TOTAL EQUITY	33,594	29,228
TOTAL LIABILITIES AND EQUITY	$78,067	$71,001
_________________________
(a)Amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 6 – Merger of FPL and Gulf Power Company.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2021	2020(a)	2019(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,206	$2,890	$2,519
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,266	2,526	2,771
Nuclear fuel and other amortization	174	167	178
Deferred income taxes	752	629	45
Cost recovery clauses and franchise fees	(599)	(121)	155
Recoverable storm-related costs	(138)	(69)	(180)
Other – net	(157)	35	(5)
Changes in operating assets and liabilities:
Current assets	(49)	(164)	(42)
Noncurrent assets	(114)	(77)	22
Current liabilities	20	31	50
Noncurrent liabilities	(3)	(31)	(12)
Net cash provided by operating activities	5,358	5,816	5,501
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,411)	(7,476)	(6,290)
Nuclear fuel purchases	(159)	(203)	(195)
Proceeds from sale or maturity of securities in special use funds	3,308	2,488	2,729
Purchases of securities in special use funds	(3,394)	(2,567)	(2,854)
Other – net	15	65	10
Net cash used in investing activities	(7,641)	(7,693)	(6,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	2,588	3,003	2,998
Retirements of long-term debt	(1,304)	(1,603)	(200)
Net change in commercial paper	(169)	(123)	418
Proceeds from other short-term debt	—	—	200
Capital contributions from NEE	1,700	2,750	359
Dividends to NEE	(540)	(2,210)	(2,620)
Other – net	(44)	(44)	(46)
Net cash provided by financing activities	2,231	1,773	1,109
Net increase (decrease) in cash, cash equivalents and restricted cash	(52)	(104)	10
Cash, cash equivalents and restricted cash at beginning of year	160	264	254
Cash, cash equivalents and restricted cash at end of year	$108	$160	$264
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$586	$620	$614
Cash paid (received) for income taxes – net	$(1)	$105	$584
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,107	$698	$914
NEE's noncash contribution of a consolidated subsidiary – net	$—	$—	$4,436
_________________________
(a) Amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 6 – Merger of FPL and Gulf Power Company.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY(a)
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2018	$1,373	$10,601	$9,040	$21,014
Net income	—	—	2,519
Capital contributions from NEE	—	359	—
Dividends to NEE	—	—	(2,620)
NEE's contribution of a consolidated subsidiary	—	4,525	—
Balances, December 31, 2019	1,373	15,485	8,939	$25,797
Net income	—	—	2,890
Capital contributions from NEE	—	2,750	—
Dividends to NEE	—	—	(2,210)
Other	—	1	—
Balances, December 31, 2020	1,373	18,236	9,619	$29,228
Net income	—	—	3,206
Capital contributions from NEE	—	1,700	—
Dividends to NEE	—	—	(540)
Balances, December 31, 2021	$1,373	$19,936	$12,285	$33,594
_________________________
(a)2020 and 2019 amounts have been retrospectively adjusted to reflect the merger of FPL and Gulf Power Company, see Note 6 – Merger of FPL and Gulf Power Company.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The operations of NextEra Energy, Inc. (NEE) are conducted primarily through Florida Power & Light Company (FPL), a wholly owned subsidiary, and NextEra Energy Resources, LLC (NextEra Energy Resources) and NextEra Energy Transmission, LLC (NEET) (collectively, NEER), wholly owned indirect subsidiaries that are combined for segment reporting purposes. On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However during 2021, FPL continued to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power. The FPL segment (FPL, excluding Gulf Power, related purchase accounting adjustments and eliminating entries) and the Gulf Power segment (Gulf Power) continued to be operating segments of NEE, as well as FPL, through 2021. Effective January 1, 2022, FPL became regulated as one ratemaking entity with new unified rates and tariffs, and also became one operating segment of NEE (see Rate Regulation – Base Rates Effective January 2022 through December 2025 below). The merger of FPL and Gulf Power Company was a merger between entities under common control, which required it to be accounted for as if the merger occurred since the inception of common control, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, FPL's consolidated financial statements have been retrospectively adjusted to include the historical results and financial position of the common control merger prior to the merger date. See Note 6 – Merger of FPL and Gulf Power Company.

FPL's principal business is a rate-regulated electric utility which supplies electric service to more than 5.7 million customer accounts throughout most of the east and lower west coasts of Florida and eight counties throughout northwest Florida. NEER invests in independent power projects through both controlled and consolidated entities and noncontrolling ownership interests in joint ventures. NEER participates in natural gas, natural gas liquids and oil production primarily through operating and non-operating ownership interests and in pipeline infrastructure through either wholly owned subsidiaries or noncontrolling or joint venture interests. NEER also invests in rate-regulated transmission facilities and transmission lines that connect its electric generation facilities to the electric grid through controlled and consolidated entities.

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

NEP was formed in 2014 to acquire, manage and own contracted clean energy projects with stable long-term cash flows through a limited partner interest in NextEra Energy Operating Partners, LP (NEP OpCo). NEP owns or has an ownership interest in a portfolio of wind, solar and solar plus battery storage projects and long-term contracted natural gas pipelines. NEE owns a noncontrolling interest in NEP and accounts for its ownership interest in NEP as an equity method investment with its earnings/losses from NEP as equity in earnings (losses) of equity method investees and accounts for NextEra Energy Resources' project sales to NEP as third-party sales in its consolidated financial statements. NEER operates essentially all of the energy projects owned by NEP and provide services to NEP under various related party operations and maintenance, administrative and management services agreements.

Operating Revenues – FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers as further discussed in Note 2, as well as, at NEER, derivative and lease transactions. FPL's operating revenues include amounts resulting from base rates, cost recovery clauses (see Rate Regulation below), franchise fees, gross receipts taxes and surcharges related to storms (see Storm Funds, Storm Reserves and Storm Cost Recovery below). Franchise fees and gross receipts taxes are imposed on FPL; however, the Florida Public Service Commission (FPSC) allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise fee for those customers located in the jurisdiction that imposes the amount. Accordingly, FPL's franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $852 million, $800 million and $838 million in 2021, 2020 and 2019, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets. Certain NEER commodity contracts for the purchase and sale of power that meet the definition of a derivative are recorded at fair value with subsequent changes in fair value recognized as revenue. See Energy Trading below and Note 3.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rate Regulation – FPL, the most significant of NEE's rate-regulated subsidiaries, is subject to rate regulation by the FPSC and the Federal Energy Regulatory Commission (FERC). Its rates are designed to recover the cost of providing service to its customers including a reasonable rate of return on invested capital. As a result of this cost-based regulation, FPL follows the accounting guidance that allows regulators to create assets and impose liabilities that would not be recorded by non-rate regulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.

NEE's and FPL's regulatory assets and liabilities are as follows:

	NEE		FPL
	December 31,		December 31,
	2021	2020	2021	2020
	(millions)
Regulatory assets:
Current:
Early retirement of generation facilities and transmission assets(a)	$140	$36	$140	$36
Acquisition of purchased power agreements(b)	141	161	141	161
Deferred clause and franchise expenses	698	28	698	28
Other	146	152	132	135
Total	$1,125	$377	$1,111	$360
Noncurrent:
Early retirement of generation facilities and transmission assets(a)	$2,233	$1,438	$2,233	$1,438
Acquisition of purchased power agreements(b)	332	473	332	473
Accrued asset removal costs(c)	263	—	263	—
Other	1,750	1,801	1,515	1,488
Total	$4,578	$3,712	$4,343	$3,399
Regulatory liabilities:
Current:
Deferred clause revenues	$274	$215	$274	$215
Other	15	30	4	9
Total	$289	$245	$278	$224
Noncurrent:
Asset retirement obligation regulatory expense difference	$4,290	$3,583	$4,290	$3,583
Accrued asset removal costs(c)	782	1,206	752	1,179
Deferred taxes	4,561	4,698	4,457	4,594
Other	1,640	1,248	1,554	1,244
Total	$11,273	$10,735	$11,053	$10,600
______________________
(a)The majority of these regulatory assets are being amortized over 20 years.
(b)The majority of these regulatory assets are being amortized over approximately 9 years.
(c)See Electric Plant, Depreciation and Amortization below.

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

If FPL were no longer subject to cost-based rate regulation, the existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund. In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. The continued applicability of regulatory accounting is assessed at each reporting period. Regulatory assets and liabilities are discussed within various subsections below.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Base Rates Effective January 2022 through December 2025 – In December 2021, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2021 rate agreement).

Key elements of the 2021 rate agreement, which is effective from January 2022 through at least December 2025, include, among other things, the following:
•New retail base rates and charges were established for the combined utility system (including the former Gulf Power service area) resulting in the following increases in annualized retail base revenues:
◦$692 million beginning January 1, 2022, and
◦$560 million beginning January 1, 2023.
•In addition, FPL is eligible to receive, subject to conditions specified in the 2021 rate agreement, base rate increases associated with the addition of up to 894 megawatts (MW) annually of new solar generation (through a Solar Base Rate Adjustment (SoBRA) mechanism) in each of 2024 and 2025, and may carry forward any unused MW in 2024 to 2025. FPL has agreed to an installed cost cap of $1,250 per kilowatt and will be required to demonstrate that these proposed solar facilities are cost effective.
•FPL's authorized regulatory return on common equity (ROE) is 10.60%, with a range of 9.70% to 11.70%. If FPL's earned regulatory ROE falls below 9.70%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.70%, any party with standing may seek a review of FPL's retail base rates. If the average 30-year U.S. Treasury rate is 2.49% or greater over a consecutive six-month period, the authorized regulatory ROE will increase to 10.80% with a range of 9.80% to 11.80%. If triggered, the increase in the authorized regulatory ROE will not result in an incremental general base rate increase, but will apply for all other regulatory purposes, including the SoBRA mechanism.
•Subject to certain conditions, FPL may amortize, over the term of the 2021 rate agreement, up to $1.45 billion of depreciation reserve surplus, provided that in any year of the 2021 rate agreement FPL must amortize at least enough reserve amount to maintain its minimum authorized regulatory ROE and also may not amortize any reserve amount that would result in an earned regulatory ROE in excess of its maximum authorized regulatory ROE. FPL is limited to the amortization of $200 million of depreciation reserve surplus during the first year of the 2021 rate agreement.
•FPL is authorized to expand SolarTogether™, a voluntary community solar program that gives certain FPL electric customers an opportunity to participate directly in the expansion of solar energy and receive credits on their related monthly customer bill, by constructing an additional 1,788 MW of solar generation from 2022 through 2025, such that the total capacity of SolarTogether™ would be 3,278 MW.
•Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that produces a surcharge of no more than $4 for every 1,000 kilowatt-hour (kWh) of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge. See Storm Funds, Storm Reserves and Storm Cost Recovery below.
•If federal or state permanent corporate income tax changes become effective during the term of the 2021 rate agreement, FPL will be able to prospectively adjust base rates after a review by the FPSC.

In December 2021, Floridians Against Increased Rates, Inc. and, as a group in January 2022, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc., and League of United Latin American Citizens of Florida filed notices of appeal challenging the FPSC's final order approving the 2021 rate agreement, which notices of appeal are pending before the Florida Supreme Court.

Base Rates Effective January 2017 through December 2021 – In December 2016, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). Key elements of the 2016 rate agreement, which became effective in January 2017, provided for, among other things, the following:
•new retail base rates and charges which resulted in the following increases in annualized retail base revenues:
◦$400 million beginning January 1, 2017;
◦$211 million beginning January 1, 2018; and
◦$200 million beginning April 1, 2019 for a new approximately 1,720 MW natural gas-fired combined-cycle unit in Okeechobee County, Florida that achieved commercial operation on March 31, 2019;
•additional base rate increases in 2018 through 2020 associated with the addition of approximately 1,200 MW of new solar generating capacity that became operational during that timeframe;
•regulatory ROE of 10.55%, with a range of 9.60% to 11.60%;
•subject to certain conditions, the right to reduce depreciation expense up to $1.25 billion (reserve), provided that in any year of the 2016 rate agreement FPL was required to amortize enough reserve to maintain an earned regulatory ROE within the range of 9.60% to 11.60%; and
•an interim cost recovery mechanism for storm restoration costs. See Storm Funds, Storm Reserves and Storm Cost Recovery below.

Electric Plant, Depreciation and Amortization – The cost of additions to units of property of FPL and NEER is added to electric plant in service and other property. In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. The American Recovery and Reinvestment Act of 2009, as amended, provided for an option to

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property). Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. At December 31, 2021 and 2020, convertible ITCs, net of amortization, were approximately $755 million ($116 million at FPL) and $791 million ($122 million at FPL).

Depreciation of FPL's electric property is provided on a straight-line basis, primarily over its average remaining useful life. FPL includes in depreciation expense a provision for electric generation plant dismantlement, interim asset removal costs, accretion related to asset retirement obligations (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below) and storm recovery amortization. For substantially all of FPL's property, depreciation studies are performed periodically and filed with the FPSC which result in updated depreciation rates. As part of the 2021 rate agreement, the FPSC approved new unified depreciation rates which became effective January 1, 2022. These new rates are expected to decrease depreciation expense. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets at December 31, 2021 and noncurrent regulatory liabilities at December 31, 2020 on NEE's and FPL's consolidated balance sheets. The FPL segment used available reserve amortization to offset all of the storm restoration costs that were expensed during 2019 through 2021. See Storm Funds, Storm Reserves and Storm Cost Recovery below. FPL files a twelve-month forecast with the FPSC each year which contains a regulatory ROE intended to be earned based on the best information FPL has at that time assuming normal weather. This forecast establishes a targeted regulatory ROE. In order to earn the targeted regulatory ROE in each reporting period subject to the conditions of the effective rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization or its reversal to earn the targeted regulatory ROE. See Rate Regulation – Base Rates Effective January 2022 through December 2025 above.

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

Nuclear Fuel – FPL and NEER have several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel. See Note 15 – Contracts. FPL's and NEER's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity – Allowance for funds used during construction (AFUDC) is a noncash item which represents the allowed cost of capital, including an ROE, used to finance construction projects. FPL records the portion of AFUDC attributable to borrowed funds as a reduction of interest expense and the remainder as other income. FPSC rules limit the recording of AFUDC to projects that have an estimated cost in excess of 0.5% prior to 2021 and 0.4% beginning in 2021 of a utility's plant in service balance and require more than one year to complete. FPSC rules allow construction projects below the applicable threshold as a component of rate base.

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

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of the related asset or sale of development rights. At December 31, 2021 and 2020, NEER's capitalized development costs totaled approximately $831 million and $571 million, respectively, which are included in noncurrent other assets on NEE's consolidated balance sheets. These costs include land rights and other third-party costs directly associated with the development of a new project. Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost. Capitalized development costs are charged to O&M expenses when it is probable that these costs will not be realized.

NEER's construction work in progress includes construction materials, progress payments on major equipment contracts, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of various projects. Interest expense allocated from NextEra Energy Capital Holdings, Inc. (NEECH) to NEER is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Upon commencement of project operation, costs associated with construction work in progress are transferred to electric plant in service and other property. In 2019, NEER determined it was no longer moving forward with the construction of a 220 MW wind facility due to unresolved permitting issues. NEE recorded charges of approximately $72 million ($54 million after tax), which are included in taxes other than income taxes and other – net in NEE’s consolidated statements of income for the year ended December 31, 2019, primarily related to the write-off of capitalized construction costs.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Retirement Obligations – NEE and FPL each account for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. NEE's AROs relate primarily to decommissioning obligations of FPL's and NEER's nuclear units and to obligations for the dismantlement of certain of NEER's wind and solar facilities. See Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below and Note 11.

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

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs – For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear and other generation plants over the expected service life of each unit based on nuclear decommissioning and other generation dismantlement studies periodically filed with the FPSC. In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. As approved by the FPSC, FPL previously suspended its annual decommissioning accrual. Any differences between expense recognized for financial reporting purposes and the amount recovered through rates are reported as a regulatory asset or liability in accordance with regulatory accounting. See Rate Regulation, Electric Plant, Depreciation and Amortization, and Asset Retirement Obligations above and Note 11.

Nuclear decommissioning studies are performed at least every five years and are filed with the FPSC for approval. FPL filed updated nuclear decommissioning studies with the FPSC in December 2020. These studies reflect, among other things, the expiration dates of the operating licenses for FPL's nuclear units at the time of the studies. The 2020 studies provide for the dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2052 and 2053, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the dismantlement of St. Lucie Unit No. 2 in 2043. These studies also assume that FPL will be storing spent fuel on site pending removal to a United States (U.S.) government facility. FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, is estimated to be approximately $10.2 billion, or $2.4 billion expressed in 2021 dollars. The ultimate costs of decommissioning reflect the application submitted to the U.S. Nuclear Regulatory Commission (NRC) for the extension of St. Lucie Units Nos. 1 and 2 licenses for an additional 20 years.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily carried at fair value. See Note 4. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses and estimated credit losses on debt securities, are not recognized in income and are reflected as a corresponding offset in the related regulatory asset or liability accounts. FPL does not currently make contributions to the decommissioning funds, other than the reinvestment of fund earnings. During 2021, 2020 and 2019 fund earnings on decommissioning funds were approximately $173 million, $132 million and $125 million, respectively. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

Other generation plant dismantlement studies are performed periodically and are submitted to the FPSC for approval. Previously approved studies were effective from January 1, 2017 through December 2021 and resulted in an annual expense of $26 million which is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income. As part of the 2021 rate agreement, the FPSC approved a new annual expense of $48 million based on FPL's updated dismantlement studies which became effective January 1, 2022. At December 31, 2021, FPL's portion of the ultimate cost to dismantle its other generation units is approximately $2.5 billion, or $1.2 billion expressed in 2021 dollars.

NEER's AROs primarily include nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) and dismantlement liabilities for its wind and solar

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facilities. The liabilities are being accreted using the interest method through the date decommissioning or dismantlement activities are expected to be complete. See Note 11. At December 31, 2021 and 2020, NEER's ARO was approximately $1.1 billion and $1.2 billion, respectively, and was primarily determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning or dismantlement. NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.4 billion, or $2.1 billion expressed in 2021 dollars. The ultimate cost to dismantle NEER's wind and solar facilities is estimated to be approximately $2.0 billion.

Seabrook files a comprehensive nuclear decommissioning study with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) every four years; the most recent study was filed in 2019. Seabrook's decommissioning funding plan is also subject to annual review by the NDFC. Currently, there are no ongoing decommissioning funding requirements for Seabrook, Duane Arnold and Point Beach, however, the NRC, and in the case of Seabrook, the NDFC, has the authority to require additional funding in the future. NEER's portion of Seabrook's, Duane Arnold's and Point Beach's restricted funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily carried at fair value. See Note 4. Market adjustments for debt securities result in a corresponding adjustment to other comprehensive income (OCI), except for estimated credit losses and unrealized losses on debt securities intended or required to be sold prior to recovery of the amortized cost basis, which are recognized in other – net in NEE's consolidated statements of income. Market adjustments for equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's consolidated statements of income. Fund earnings, consisting of dividends, interest and realized gains and losses are recognized in income and are reinvested in the funds. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

Major Maintenance Costs – FPL expenses costs associated with planned maintenance for its non-nuclear electric generation plants as incurred. FPL recognizes costs associated with planned major nuclear maintenance in accordance with regulatory treatment. FPL defers nuclear maintenance costs for each nuclear unit’s planned outage to a regulatory asset as the costs are incurred. FPL amortizes the costs to O&M expense using the straight-line method over the period from the end of the current outage to the next planned outage where the respective work scope is performed.

NEER uses the deferral method to account for certain planned major maintenance costs. NEER's major maintenance costs for its nuclear generation units and combustion turbines are capitalized (included in noncurrent other assets on NEE's consolidated balance sheets) and amortized to O&M expense using the straight-line method over the period from the end of the current outage to the next planned outage where the respective work scope is performed.

Cash Equivalents – Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash – At December 31, 2021 and 2020, NEE had approximately $677 million ($53 million for FPL) and $441 million ($135 million for FPL), respectively, of restricted cash, of which approximately $677 million ($53 million for FPL) and $374 million ($93 million for FPL), respectively, are included in current other assets and the remaining balances are included in noncurrent other assets on NEE's and FPL's consolidated balance sheets. Restricted cash is primarily related to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $121 million is netted against derivative assets and $172 million is netted against derivative liabilities at December 31, 2021 and $183 million is netted against derivative assets and $136 million is netted against derivative liabilities at December 31, 2020. See Note 3.

Measurement of Credit Losses on Financial Instruments – Effective January 1, 2020, NEE and FPL adopted an accounting standards update that provides for a new methodology, the current expected credit loss (CECL) model, to account for credit losses for certain financial assets measured at amortized cost. On January 1, 2020, NEE recorded a reduction to retained earnings of approximately $11 million representing the cumulative effect of adopting the new standards update, which primarily related to the impact of applying the CECL model to NEER's receivables. The impact of adopting the new standards update was not material to FPL. See also Note 4 – Special Use Funds.

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

For the years ended December 31, 2021, 2020 and 2019, NEE recorded approximately $146 million, $94 million and $32 million of bad debt expense, including credit losses, respectively, which are included in O&M expenses in NEE’s consolidated statements of income. The amount for the year ended December 31, 2021 primarily relates to credit losses at NEER driven by the operational and energy market impacts of severe prolonged winter weather in Texas in February 2021 (February 2021 weather event). The estimate for credit losses related to the impacts of the February 2021 weather event was developed based on NEE’s assessment of the ultimate collectability of these receivables. At December 31, 2021, approximately $127 million of allowances are included in noncurrent other assets on NEE's consolidated balance sheet related to the February 2021 weather event.

Inventory – FPL values materials, supplies and fuel inventory using a weighted-average cost method. NEER's materials, supplies and fuel inventories, which include emissions allowances and renewable energy credits, are carried at the lower of weighted-average cost and net realizable value, unless evidence indicates that the weighted-average cost will be recovered with a normal profit upon sale in the ordinary course of business.

Energy Trading – NEE provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in power and fuel marketing and trading activities to optimize the value of electricity and fuel contracts, generation facilities and gas infrastructure assets, as well as to take advantage of projected favorable commodity price movements. Trading contracts that meet the definition of a derivative are accounted for at fair value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented. See Note 3.

Storm Funds, Storm Reserves and Storm Cost Recovery – The storm and property insurance reserve funds (storm funds) provide coverage toward FPL's storm damage costs. Marketable securities held in the storm funds are carried at fair value. See Note 4. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses, are not recognized in income and are reflected as a corresponding adjustment to the storm and property insurance reserves (storm reserves). The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes. The storm funds are included in special use funds and the storm reserves in noncurrent regulatory liabilities, or in the case of a deficit, in regulatory assets on NEE's and FPL's consolidated balance sheets.

During 2021, 2020 and 2019, FPL’s service area was impacted by hurricanes and tropical storms, which resulted in the recording of incremental storm restoration costs. The FPL segment determined that it would not seek recovery of certain of such costs through a storm surcharge from customers and instead recorded such costs as storm restoration costs in NEE's and FPL’s consolidated statements of income. The FPL segment used available reserve amortization to offset all such storm restoration costs that were expensed.

Restoration costs associated with multiple storms since 2018 that impacted FPL's customers in the former Gulf Power service area are being collected from northwest Florida customers through a storm damage surcharge through late 2024 and are recorded as regulatory assets. As of December 31, 2021, the balance was $242 million, of which $92 million and $150 million are included in current regulatory assets and noncurrent regulatory assets, respectively, on NEE's and FPL's consolidated balance sheets. As of December 31, 2020, the balance was $347 million, of which $100 million and $247 million are included in current regulatory assets and noncurrent regulatory assets, respectively, on NEE's and FPL's consolidated balance sheets.

Impairment of Long-Lived Assets – NEE evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate.

Impairment of Equity Method Investments – NEE evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair value of the investment is less than the carrying value and the investment may be other-than-temporarily impaired. An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Investments that are other-than-temporarily impaired are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value. Impairment losses are recorded in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income. See Note 4 – Nonrecurring Fair Value Measurements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets – NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2021	2020
	(years)	(millions)
Goodwill (by reporting unit):
FPL segment:
Florida City Gas		$292	$292
Other		9	9
Gulf Power (see Note 6 – Merger of FPL and Gulf Power Company)		2,688	2,688
NEER segment:
Rate-regulated transmission (see Note 6 – GridLiance)		1,206	614
Gas infrastructure		487	487
Customer supply and trading		95	93
Generation assets		56	60
Corporate and Other		11	11
Total goodwill		$4,844	$4,254
Other intangible assets not subject to amortization, primarily land easements		$136	$135
Other intangible assets subject to amortization:
Purchased power agreements	15	$507	$453
Other, primarily transportation contracts and customer lists	23	187	166
Total		694	619
Accumulated amortization		(88)	(61)
Total other intangible assets subject to amortization – net		$606	$558

NEE's, including FPL's, goodwill relates to various acquisitions which were accounted for using the purchase method of accounting. Other intangible assets are primarily included in noncurrent other assets on NEE's consolidated balance sheets. NEE's other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives. Amortization expense was approximately $25 million, $27 million and $18 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is expected to be approximately $16 million, $16 million, $18 million, $16 million and $16 million for 2022, 2023, 2024, 2025 and 2026, respectively.

Goodwill and other intangible assets not subject to amortization are assessed for impairment at least annually by applying a fair value-based analysis. Other intangible assets subject to amortization are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows.

Pension Plan – NEE records the service cost component of net periodic benefit income to O&M expense and the non-service cost component to other net periodic benefit income in NEE's consolidated statements of income. NEE allocates net periodic pension income to its subsidiaries based on the pensionable earnings of the subsidiaries' employees. Accounting guidance requires recognition of the funded status of the pension plan in the balance sheet, with changes in the funded status recognized in other comprehensive income within shareholders' equity in the year in which the changes occur. Since NEE is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, this accounting guidance is reflected at NEE and not allocated to the subsidiaries. The portion of previously unrecognized actuarial gains and losses and prior service costs or credits that are estimated to be allocable to FPL as net periodic (income) cost in future periods and that otherwise would be recorded in accumulated other comprehensive income (AOCI) are classified as regulatory assets and liabilities at NEE in accordance with regulatory treatment.

Stock-Based Compensation – NEE accounts for stock-based payment transactions based on grant-date fair value. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures of stock-based awards are recognized as they occur. See Note 14 – Stock-Based Compensation.

Retirement of Long-Term Debt – For NEE's rate-regulated subsidiaries, including FPL, gains and losses that result from differences in reacquisition cost and the net book value of long-term debt which is retired are deferred as a regulatory asset or liability and amortized to interest expense ratably over the remaining life of the original issue, which is consistent with their treatment in the ratemaking process. NEE's non-rate regulated subsidiaries recognize such differences in interest expense at the time of retirement.

Reference Rate Reform – In March 2020, the Financial Accounting Standards Board issued an accounting standards update which provides certain options to apply accounting guidance on contract modifications and hedge accounting as companies

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transition from the London Inter-Bank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. NEE’s and FPL’s contracts that reference LIBOR or other interbank offered rates mainly relate to debt and derivative instruments. The standards update was effective upon issuance but can be applied prospectively through December 31, 2022. During the fourth quarter of 2021, NEE began utilizing options provided by the standards update with regard to modifications to debt and debt-related hedging instruments. NEE will continue to evaluate reference rate modifications to debt and derivative instruments through December 31, 2022 and continue to apply the standards update if eligible. Although the full impact is unknown, to date there has not been a material impact to NEE.

Income Taxes – Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities, and are presented as noncurrent on NEE's and FPL's consolidated balance sheets. In connection with the tax sharing agreement between NEE and certain of its subsidiaries, the income tax provision at each applicable subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the applicable subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at the corporate level. Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in deferred income taxes computed under accounting rules, as compared to regulatory accounting rules. The net regulatory liability totaled $3,780 million ($3,723 million for FPL) and $3,949 million ($3,890 million for FPL) at December 31, 2021 and 2020, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets. NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service. FPL recognizes ITCs as a reduction to income tax expense over the depreciable life of the related energy property. At December 31, 2021 and 2020, FPL’s accumulated deferred ITCs were approximately $1,054 million and $753 million, respectively, and are included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets.

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that such assets will not be realized. NEE recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL. At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment. All tax positions taken by NEE in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold. NEE and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida, and certain foreign jurisdictions. Federal tax liabilities, with the exception of certain refund claims, are effectively settled for all years prior to 2017. State and foreign tax liabilities, which have varied statutes of limitations regarding additional assessments, are generally effectively settled for years prior to 2017. At December 31, 2021, NEE had unrecognized tax benefits of approximately $125 million that, if recognized, could impact the annual effective income tax rate. The amounts of unrecognized tax benefits and related interest accruals may change within the next 12 months; however, NEE and FPL do not expect these changes to have a significant impact on NEE’s or FPL’s financial statements. See Note 5.

Sales of Differential Membership Interests – Certain subsidiaries of NextEra Energy Resources sold Class B membership interests in entities that have ownership interests in wind and solar generation facilities, with generating capacity totaling approximately 11,226 MW and 1,894 MW, respectively, and battery storage capacity in operation or under construction totaling 220 MW at December 31, 2021, to third-party investors. NEE retains a controlling interest in the entities and therefore presents the Class B member interests as noncontrolling interests. Noncontrolling interests represents the portion of net assets in consolidated entities that are not owned by NEE and are reported as a component of equity in NEE’s consolidated balance sheet. The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to NEE. NEE has the right to call the third-party interests at specified amounts if and when the flip date occurs. NEE has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each wind and solar project but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interest reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the third-party investor, in hypothetical liquidation, would achieve its targeted return, NEE attributes the additional hypothetical proceeds to the Class B membership interests based on the call price. A loss attributable to noncontrolling interest on NEE’s consolidated statements of income represents earnings attributable to NEE.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable Noncontrolling Interests – Certain subsidiaries of NextEra Energy Resources sold Class B membership interests in entities that have ownership interests in wind generation as well as solar and solar plus battery storage facilities to third-party investors. As specified in the respective limited liability company agreements, if, subject to certain contingencies, certain events occur, including, among others, those that would delay completion or cancel any of the underlying projects, an investor has the option to require NEER to return all or part of its investment. As these potential redemptions were outside of NEER’s control, these balances were classified as redeemable noncontrolling interests on NEE's consolidated balance sheet as of December 31, 2021. These contingencies are expected to be resolved in 2022.

Variable Interest Entities (VIEs) – An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. NEE and FPL evaluate whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur. See Note 9.

Leases – NEE and FPL determine if an arrangement is a lease at inception. NEE and FPL recognize a right-of-use (ROU) asset and a lease liability for operating and finance leases by recognizing and measuring leases at the commencement date based on the present value of lease payments over the lease term. For sales-type leases, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on fixed payments under the contract and the residual value of the asset being leased. NEE and FPL have elected not to apply the recognition requirements to short-term leases and not to separate nonlease components from associated lease components for all classes of underlying assets except for purchased power agreements. ROU assets are included in noncurrent other assets, lease liabilities are included in current and noncurrent other liabilities and net investments in sales-type leases are included in current and noncurrent other assets on NEE’s and FPL's consolidated balance sheets. Operating lease expense is included in fuel, purchased power and interchange or O&M expenses, interest and amortization expenses associated with finance leases are included in interest expense and depreciation and amortization expense, respectively, and rental income associated with operating leases and interest income associated with sales-type leases are included in operating revenues in NEE’s and FPL’s consolidated statements of income. See Note 10.

Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests – In December 2021, subsidiaries of NextEra Energy Resources sold their 100% ownership interest, comprised of a 50% controlling ownership interest to a NEP subsidiary and a 50% noncontrolling ownership interest to a third party, in a portfolio of seven wind generation facilities and six solar generation facilities in geographically diverse locations throughout the U.S. representing a total generating capacity of 2,520 MW and 115 MW of battery storage capacity, three of which are currently under construction with expected in-service dates in the first half of 2022. Total cash proceeds for these two separate transactions totaled approximately $1.7 billion, subject to working capital and other adjustments. NEER will continue to consolidate the three projects currently under construction for accounting purposes. A NextEra Energy Resources affiliate will continue to operate the facilities included in the sales. In connection with the sales, a loss of approximately $53 million ($33 million after tax) is reflected in the gains on disposal of businesses/assets – net in NEE’s consolidated statements of income for the year ended December 31, 2021. In connection with the three facilities currently under construction, approximately $668 million of cash received was recorded as contract liabilities, which is included in current other liabilities on NEE’s consolidated balance sheet. The contract liabilities relate to sale proceeds from NEP and the third party of approximately $349 million and differential membership interests of approximately $319 million, of which $117 million is contingent on the enactment of a solar PTC by a specified date in 2022. The contract liabilities associated with the sale proceeds and the differential membership interests are also subject to the three facilities under construction achieving commercial operations by specified dates in the first half of 2022. The contract liabilities will be reversed and the sale recognized for accounting purposes if the contingencies are resolved in 2022. Otherwise, NextEra Energy Resources may be required to return proceeds related to differential membership interests and/or repurchase the facilities for up to $668 million. In addition, NextEra Energy Resources is responsible to pay for all construction costs related to the portfolio. At December 31, 2021, approximately $970 million is included in accounts payable on NEE's consolidated balance sheet and represents amounts owed by NextEra Energy Resources to NEP to reimburse NEP for construction costs.

In October 2021, subsidiaries of NextEra Energy Resources completed the sale to a NEP subsidiary of their 100% ownership interests in three wind generation facilities and one solar generation facility located in the West and Midwest regions of the U.S. with a total generating capacity of 467 MW and 33.3% of the noncontrolling ownership interests in four solar generation facilities and multiple distributed generation solar facilities located in geographically diverse locations throughout the U.S. representing a total net ownership interest in plant capacity (net generating capacity) of 122 MW for cash proceeds of approximately $563 million, plus working capital and other adjustments of $22 million. A NextEra Energy Resources affiliate will continue to operate the facilities included in the sale. In connection with the sale, a gain of approximately $94 million ($69 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2021, which is included in gains on disposal of businesses/assets, and noncontrolling interests of approximately $125 million and additional paid-in capital of approximately $60 million ($43 million after tax) were recorded on NEE's consolidated balance sheet at December 31, 2021.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2020, a subsidiary of NextEra Energy Resources sold a 90% noncontrolling ownership interest, comprised of a 50% ownership interest to a third party and a 40% ownership interest to a NEP subsidiary, in a portfolio of three wind generation facilities and four solar generation facilities in geographically diverse locations throughout the U.S. representing a total net generating capacity of 900 MW. In addition, in December 2020, a subsidiary of NextEra Energy Resources also sold its 100% ownership interest in a 100 MW solar generation facility and a 30 MW battery storage facility (solar-plus-storage facility) under construction in Arizona to a NEP subsidiary. Total cash proceeds for these two separate transactions totaled approximately $656 million. NEER continued to consolidate the projects until the sale was recognized for accounting purposes, see Note 9 – NEER. A NextEra Energy Resources affiliate will continue to operate the facilities included in the sale. In connection with the 90% sale, noncontrolling interests of approximately $689 million and a reduction to additional paid-in capital of approximately $188 million ($165 million after tax) were recorded on NEE's consolidated balance sheet at December 31, 2020. In connection with the solar-plus-storage facility transaction, approximately $155 million of cash received was recorded as a contract liability, which is included in current other liabilities on NEE's consolidated balance sheet at December 31, 2020. The solar-plus-storage facility achieved commercial operations in June 2021 and the contract liability was reversed and the sale was recognized for accounting purposes.

In 2020, a subsidiary of NextEra Energy Resources completed the sale of its ownership interest in two solar generation facilities located in Spain with a total generating capacity of 99.8 MW, which resulted in net cash proceeds of approximately €111 million (approximately $121 million). In connection with the sale, a gain of approximately $270 million (pretax and after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2020 and is included in gains on disposal of businesses/assets – net.

In 2019, subsidiaries of NextEra Energy Resources completed the sale of ownership interests in three wind generation facilities and three solar generation facilities, including noncontrolling interests in two of the solar facilities, located in the Midwest and West regions of the U.S. with a total net generating capacity of 611 MW to a NEP subsidiary for cash proceeds of approximately $1.0 billion, plus working capital of $12 million. A NextEra Energy Resources affiliate will continue to operate the facilities included in the sale. In connection with the sale, a gain of approximately $341 million ($259 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2019, which is included in gains on disposal of businesses/assets – net, and noncontrolling interests of approximately $118 million were recorded on NEE's consolidated balance sheet.

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

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. In 2021, 2020 and 2019, NEE’s revenue from contracts with customers was approximately $18.8 billion ($14.1 billion at FPL), $17.0 billion ($13.0 billion at FPL) and $17.5 billion ($13.6 billion at FPL), respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar. During 2021, NEER did not recognize approximately $180 million of revenue related to reimbursable expenses from a counterparty that are deemed not probable of collection. These reimbursable expenses arose from the impacts of the February 2021 weather event. These determinations were made based on assessments of the counterparty's creditworthiness and NEER's ability to collect.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s 2021 operating revenues, the majority of which are to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At December 31, 2021 and 2020, FPL's unbilled revenues amounted to approximately $583 million and $454 million, respectively, and are included in customer receivables on NEE’s and FPL’s consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of December 31, 2021, FPL expects to record approximately $400 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2022 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales associated with independent system operator annual auctions through 2025 and certain power purchase agreements with maturity dates through 2034. As of December 31, 2021, NEER expects to record approximately $735 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

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

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's consolidated balance sheets as either an asset or liability measured at fair value. At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the applicable fuel and purchased power cost recovery clause (fuel clause). For NEE's non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives' fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's consolidated statements of income. Settlement gains and losses are included within the line items in the consolidated statements of income to which they relate. Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the consolidated statements of income. For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Settlements related to derivative instruments are primarily recognized in net cash provided by operating activities in NEE's and FPL's consolidated statements of cash flows.

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's consolidated statements of income. In addition, for the years ended December 31, 2020 and 2019, NEE reclassified from AOCI approximately $26 million ($6 million after tax), of which $23 million was reclassified to gains on disposal of businesses/assets – net (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests) with the balance to interest expense, and $11 million ($8 million after tax) to

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest expense, respectively, because it became probable that related future transactions being hedged would not occur. At December 31, 2021, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $6 million of net losses included in AOCI at December 31, 2021 are expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

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

The tables below present NEE's and FPL's gross derivative positions at December 31, 2021 and December 31, 2020, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$1,896	$5,082	$1,401	$(6,622)	$1,757
Interest rate contracts	$—	$106	$—	$(30)	76
Foreign currency contracts	$—	$8	$—	$(17)	(9)
Total derivative assets					$1,824

FPL – commodity contracts	$—	$3	$13	$(3)	$13

Liabilities:
NEE:
Commodity contracts	$2,571	$4,990	$1,231	$(6,594)	$2,198
Interest rate contracts	$—	$739	$—	$(30)	709
Foreign currency contracts	$—	$86	$—	$(17)	69
Total derivative liabilities					$2,976

FPL – commodity contracts	$—	$8	$5	$(3)	$10

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$689
Noncurrent derivative assets(c)					1,135
Total derivative assets					$1,824
Current derivative liabilities(d)					$1,263
Noncurrent derivative liabilities(e)					1,713
Total derivative liabilities					$2,976

Net fair value by FPL balance sheet line item:
Current other assets					$13
Current other liabilities					$9
Noncurrent other liabilities					1
Total derivative liabilities					$10
______________________
(a)Includes the effect of the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral payments and receipts. NEE and FPL also have contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the consolidated balance sheets and are recorded in customer receivables – net and accounts payable, respectively.
(b)Reflects the netting of approximately $150 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $56 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $6 million in margin cash collateral paid to counterparties.
(e)Reflects the netting of approximately $172 million in margin cash collateral paid to counterparties.

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
______________________
(a)Includes the effect of the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral payments and receipts. NEE and FPL also have contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the consolidated balance sheets and are recorded in customer receivables – net and accounts payable, respectively.
(b)Reflects the netting of approximately $184 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $136 million in margin cash collateral paid to counterparties.

At December 31, 2021 and 2020, NEE had approximately $56 million and $6 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's consolidated balance sheets. Additionally, at December 31, 2021 and 2020, NEE had approximately $673 million and $315 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's consolidated balance sheets.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at December 31, 2021 are as follows:

Transaction Type	Fair Value at December 31, 2021		Valuation Technique(s)	Significant Unobservable Inputs	Range			Weighted-average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$433	$204	Discounted cash flow	Forward price (per MWh(b))	$(5)	—	$140	$37
Forward contracts – gas	191	31	Discounted cash flow	Forward price (per MMBtu(c))	$2	—	$15	$3
Forward contracts – congestion	29	8	Discounted cash flow	Forward price (per MWh(b))	$(10)	—	$45	$—
Options – power	52	(1)	Option models	Implied correlations	32%	—	86%	52%
				Implied volatilities	8%	—	368%	81%
Options – primarily gas	356	347	Option models	Implied correlations	32%	—	86%	52%
				Implied volatilities	17%	—	295%	36%
Full requirements and unit contingent contracts	200	566	Discounted cash flow	Forward price (per MWh(b))	$2	—	$308	$64
				Customer migration rate(d)	—%	—	19%	2%
Forward contracts – other	140	76
Total	$1,401	$1,231
______________________
(a)Unobservable inputs were weighted by volume.
(b)Megawatt-hours
(c)One million British thermal units
(d)Applies only to full requirements contracts.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2021		2020		2019
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$1,374	$(1)	$1,207	$(8)	$647	$(36)
Realized and unrealized gains (losses):
Included in earnings(a)	(1,488)	—	547	—	923	—
Included in other comprehensive income (loss)(b)	—	—	1	—	5	—
Included in regulatory assets and liabilities	8	8	2	2	1	1
Purchases	243	—	191	—	141	—
Sales(c)	—	—	114	—	—	—
Settlements	259	1	(562)	6	(356)	25
Issuances	(196)	—	(123)	—	(87)	—
Transfers in(d)	2	—	18	(1)	(5)	—
Transfers out(d)	(32)	—	(21)	—	(62)	2
Fair value of net derivatives based on significant unobservable inputs at December 31	$170	$8	$1,374	$(1)	$1,207	$(8)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(e)	$(924)	$—	$317	$—	$611	$—
______________________
(a)For the years ended December 31, 2021, 2020 and 2019, realized and unrealized gains (losses) of approximately $(1,488) million, $569 million and $956 million are included in the consolidated statements of income in operating revenues and the balance is included in interest expense.
(b)Included in net unrealized gains (losses) on foreign currency translation in the consolidated statements of comprehensive income.
(c)See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.
(d)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.
(e)For the years ended December 31, 2021, 2020 and 2019, unrealized gains (losses) of approximately $(924) million, $317 million and $638 million are included in the consolidated statements of income in operating revenues and the balance is included in interest expense.

Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's consolidated statements of income as follows:

	Years Ended December 31,
	2021	2020	2019
	(millions)
Commodity contracts(a) – operating revenues	$(2,710)	$352	$762
Foreign currency contracts – interest expense	(89)	8	(7)
Interest rate contracts – interest expense	264	(421)	(699)
Losses reclassified from AOCI:
Interest rate contracts(b)	(7)	(35)	(32)
Foreign currency contracts – interest expense	(3)	(3)	(4)
Total	$(2,545)	$(99)	$20
______________________
(a)For the years ended December 31, 2021, 2020 and 2019, FPL recorded gains of approximately $7 million, $6 million and $9 million, respectively, related to commodity contracts as regulatory liabilities on its consolidated balance sheets.
(b)For the year ended December 31, 2020, approximately $23 million was reclassified to gains on disposal of businesses/assets – net (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests); remaining balances were reclassified to interest expense on NEE's consolidated statements of income.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021				December 31, 2020
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(103)	MWh	—		(90)	MWh	—
Natural gas	(1,290)	MMBtu	91	MMBtu	(607)	MMBtu	87	MMBtu
Oil	(33)	barrels	—		(6)	barrels	—

At December 31, 2021 and 2020, NEE had interest rate contracts with a notional amount of approximately $11.2 billion and a net notional amount of approximately $10.5 billion, respectively, and foreign currency contracts with a notional amount of approximately $1.0 billion and $1.0 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At December 31, 2021 and 2020, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4.1 billion ($12 million for FPL) and $1.9 billion ($3 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $645 million (none at FPL) and $80 million (none at FPL) at December 31, 2021 and 2020, respectively. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.7 billion ($35 million at FPL) and $1.2 billion ($75 million at FPL) at December 31, 2021 and 2020, respectively. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1,040 million ($145 million at FPL) and $880 million ($75 million at FPL) at December 31, 2021 and 2020, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At December 31, 2021 and 2020, applicable NEE subsidiaries have posted approximately $84 million (none at FPL) and $2 million (none at FPL), respectively, in cash and $1,060 million (none at FPL) and $66 million (none at FPL), respectively, in the form of letters of credit each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2021
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$176	$—		$—	$176
FPL – equity securities	$58	$—		$—	$58
Special use funds:(b)
NEE:
Equity securities	$2,538	$2,973	(c)	$—	$5,511
U.S. Government and municipal bonds	$770	$75		$—	$845
Corporate debt securities	$7	$955		$—	$962
Mortgage-backed securities	$—	$431		$—	$431
Other debt securities	$2	$265		$—	$267
FPL:
Equity securities	$862	$2,690	(c)	$—	$3,552
U.S. Government and municipal bonds	$624	$44		$—	$668
Corporate debt securities	$6	$720		$—	$726
Mortgage-backed securities	$—	$313		$—	$313
Other debt securities	$2	$225		$—	$227
Other investments:(d)
NEE:
Equity securities	$70	$2		$—	$72
Debt securities	$111	$162		$12	$285
FPL – equity securities	$13	$—		$—	$13
______________________
(a)Includes restricted cash equivalents of approximately $56 million ($53 million for FPL) in current other assets on the consolidated balance sheets.
(b)Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.
(c)Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.
(d)Included in noncurrent other assets on NEE's and FPL's consolidated balance sheets.

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
______________________
(a)Includes restricted cash equivalents of approximately $111 million ($91 million for FPL) in current other assets and $42 million ($42 million for FPL) in noncurrent other assets on the consolidated balance sheets.
(b)Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.
(c)Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.
(d)Included in noncurrent other assets on NEE's and FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingent Consideration – At December 31, 2021, NEER had approximately $261 million of contingent consideration liabilities which are included in noncurrent other liabilities on NEE's consolidated balance sheet. The liabilities relate to contingent consideration for the completion of capital expenditures for future development projects in connection with the acquisition of GridLiance Holdco, LP and GridLiance GP, LLC (see Note 6 – GridLiance). NEECH guarantees the contingent consideration obligations under the GridLiance acquisition agreements. Significant inputs and assumptions used in the fair value measurement, some of which are Level 3 and require judgement, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates.

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2021			December 31, 2020
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$906	$907		$919	$920
Other investments(b)	$102	$102		$29	$29
Long-term debt, including current portion	$52,745	$57,290	(c)	$46,082	$51,525	(c)
FPL:
Special use funds(a)	$672	$672		$718	$719
Long-term debt, including current portion	$18,510	$21,379	(c)	$17,236	$21,178	(c)
______________________
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Included in noncurrent other assets on NEE's consolidated balance sheets.
(c)At December 31, 2021 and 2020, substantially all is Level 2 for NEE and FPL.

Special Use Funds – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $8,846 million and $7,703 million at December 31, 2021 and 2020, respectively, ($6,082 million and $5,271 million, respectively, for FPL) and FPL's storm fund assets of $76 million and $76 million at December 31, 2021 and 2020, respectively. The investments held in the special use funds consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $2,438 million and $2,009 million at December 31, 2021 and 2020, respectively ($1,877 million and $1,521 million, respectively, for FPL). Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2021 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at December 31, 2021 of approximately one year. The cost of securities sold is determined using the specific identification method.

Effective January 1, 2020, NEE and FPL adopted an accounting standards update that provides a modified version of the other-than-temporary impairment model for debt securities. The new available for sale debt security impairment model no longer allows consideration of the length of time during which the fair value has been less than its amortized cost basis when determining whether a credit loss exists. Credit losses are required to be presented as an allowance rather than as a write-down of securities not intended to be sold or required to be sold. NEE and FPL adopted this model prospectively. See Note 1 – Measurement of Credit Losses on Financial Instruments.

For FPL's special use funds, changes in fair value of debt and equity securities, including any estimated credit losses of debt securities, result in a corresponding adjustment to the related regulatory asset or liability accounts, consistent with regulatory treatment. For NEE's non-rate regulated operations, changes in fair value of debt securities result in a corresponding adjustment to OCI, except for estimated credit losses and unrealized losses on debt securities intended or required to be sold prior to recovery of the amortized cost basis, which are recognized in other – net in NEE's consolidated statements of income. Changes in fair value of equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE’s consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrealized gains (losses) recognized on equity securities held at December 31, 2021, 2020 and 2019 are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(millions)
Unrealized gains	$981	$627	$780	$652	$444	$510
Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(millions)
Realized gains	$78	$110	$68	$59	$83	$44
Realized losses	$73	$70	$48	$57	$56	$29
Proceeds from sale or maturity of securities	$1,831	$2,541	$3,005	$1,330	$2,162	$2,539

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	December 31,		December 31,
	2021	2020	2021	2020
		(millions)
Unrealized gains	$76	$134	$63	$104
Unrealized losses(a)	$19	$9	$15	$9
Fair value	$1,100	$201	$857	$150
______________________
(a)Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at December 31, 2021 and 2020 were not material to NEE or FPL.

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

Nonrecurring Fair Value Measurements – NEE tests its equity method investments for impairment whenever events or changes in circumstances indicate that the investment may be impaired. During the preparation of NEE's December 31, 2020 financial statements, it was determined that NextEra Energy Resources' investment in Mountain Valley Pipeline, LLC (Mountain Valley Pipeline) accounted for under the equity method of accounting was other-than-temporarily impaired. The impairment is the result of continued legal and regulatory challenges that have resulted in substantial delays in achieving commercial operation and increased costs to complete construction. More specifically at the end of 2020 and into early 2021, developments in the legal, regulatory and political environment caused NextEra Energy Resources to consider the investment impaired and the impairment to be other than temporary. The challenges included legal challenges to the various permits needed to complete construction and the regulatory approvals received, regulatory challenges related to alternative construction plans and the extended construction period, and the political and environmental challenges with the construction of an interstate pipeline. Accordingly, NextEra Energy Resources performed a fair value analysis based on the market approach to determine the amount of the impairment. The challenges to complete construction and the resulting economic outlook for the pipeline were considered in determining the magnitude of the other-than-temporary impairment. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $1.9 billion was written down to its estimated fair value of approximately $400 million as of December 31, 2020, resulting in an impairment charge of $1.5 billion (or $1.2 billion after tax), which is recorded in equity in

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earnings (losses) of equity method investees in NEE’s consolidated statements of income for the year ended December 31, 2020.

The fair value estimate was based on a probability-weighted earnings before interest, taxes, depreciation and amortization (EBITDA) multiple valuation technique using a market participant view of the potential different outcomes for the investment. As part of the valuation, NextEra Energy Resources used observable inputs where available, including the EBITDA multiples of recent pipeline transactions. Significant unobservable inputs (Level 3), including the probabilities assigned to the different potential outcomes, the forecasts of operating revenues and costs, and the projected capital expenditures to complete the project, were also used in the estimation of fair value. An increase in the revenue forecasts, a decrease in the projected operating or capital expenditures or an increase in the probability assigned to the full pipeline being completed would result in an increased fair market value. Changes in the opposite direction of those unobservable inputs would result in a decreased fair market value.

On February 2, 2022, the U.S. Court of Appeals for the Fourth Circuit (the 4th Circuit) vacated and remanded Mountain Valley Pipeline’s Biological Opinion issued by the U.S. Fish and Wildlife Service. While NextEra Energy Resources continues to evaluate options and next steps with its joint venture partners, this event along with the 4th Circuit vacatur and remand of the U.S. Forest Service right-of-way grant on January 25, 2022 caused NextEra Energy Resources to re-evaluate its investment in Mountain Valley Pipeline for further other-than-temporary impairment, which evaluation coincided with the preparation of NEE's December 31, 2021 financial statements. As a result of this evaluation, it was determined that the continued legal and regulatory challenges have resulted in a very low probability of pipeline completion. Accordingly, NextEra Energy Resources updated its fair value estimate using the same probability-weighted EBITDA multiple valuation technique using a market participant view of the potential different outcomes for the investment as discussed above. Based on this fair value analysis, NextEra Energy Resources recorded an impairment charge in the first quarter of 2022 of approximately $0.8 billion ($0.6 billion after tax). This impairment charge resulted in the complete write off of NextEra Energy Resources’ equity method investment carrying amount of approximately $0.6 billion, as well as the recording of a liability of approximately $0.2 billion which reflects NextEra Energy Resources’ share of estimated future ARO costs.

5. Income Taxes

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(millions)
Federal:
Current	$(26)	$105	$167	$85	$16	$390
Deferred	311	(148)	115	545	474	(41)
Total federal	285	(43)	282	630	490	349
State:
Current	(62)	18	23	1	32	50
Deferred	125	69	143	207	156	85
Total state	63	87	166	208	188	135
Total income taxes	$348	$44	$448	$838	$678	$484

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit(a)	1.6	2.8	3.4	4.1	4.2	3.5
Taxes attributable to noncontrolling interests	5.0	4.8	2.1	—	—	—
PTCs and ITCs – NEER	(10.3)	(11.8)	(7.2)	—	—	—
Amortization of deferred regulatory credit(b)	(4.4)	(7.2)	(6.2)	(3.5)	(4.9)	(8.0)
Foreign operations(c)	0.2	(2.4)	—	—	—	—
Other – net	(2.1)	(5.4)	(1.4)	(0.9)	(1.3)	(0.4)
Effective income tax rate	11.0%	1.8%	11.7%	20.7%	19.0%	16.1%
_________________________
(a)NEE's 2019 amount reflects a valuation allowance of approximately $48 million related to deferred state tax credits.
(b)2019 reflects an adjustment of approximately $83 million recorded by FPL to reduce income tax expense for the cumulative amortization of excess deferred income taxes from January 1, 2018 as a result of the FPSC's order in connection with its review of impacts associated with the Tax Cuts and Jobs Act. One of the provisions of the order requires FPL to amortize approximately $870 million of its excess deferred income taxes over a period not to exceed ten years.
(c)The 2020 gain on sale of the Spain solar projects was not taxable for federal and state income tax purposes (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests).

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2021	2020	2021	2020
	(millions)
Deferred tax liabilities:
Property-related	$10,018	$10,065	$7,831	$7,548
Pension	564	437	425	394
Investments in partnerships and joint ventures	2,783	2,238	3	3
Other	2,092	1,730	1,232	862
Total deferred tax liabilities	15,457	14,470	9,491	8,807
Deferred tax assets and valuation allowance:
Decommissioning reserves	296	290	296	290
Net operating loss carryforwards	330	299	2	3
Tax credit carryforwards	4,646	3,859	182	4
ARO and accrued asset removal costs	199	347	126	272
Regulatory liabilities	1,421	1,380	1,397	1,356
Other	733	755	351	363
Valuation allowance(a)	(282)	(289)	—	—
Net deferred tax assets	7,343	6,641	2,354	2,288
Net deferred income taxes	$8,114	$7,829	$7,137	$6,519
______________________
(a)Reflects valuation allowances related to deferred state tax credits and state operating loss carryforwards.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2021	2020	2021	2020
		(millions)
Noncurrent other assets	$196	$191	$—	$—
Deferred income taxes – noncurrent liabilities	(8,310)	(8,020)	(7,137)	(6,519)
Net deferred income taxes	$(8,114)	$(7,829)	$(7,137)	$(6,519)

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2021 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$51	(a)	2034 – 2038
State	264		2022 – 2041
Foreign	15		2022 – 2041
Net operating loss carryforwards	$330
Tax credit carryforwards:
Federal	$4,296		2030 – 2041
State	345	(b)	2022 – 2046
Foreign	5		2035 – 2041
Tax credit carryforwards	$4,646
______________________
(a)Includes $49 million of net operating loss carryforwards with an indefinite expiration period.
(b)Includes $191 million of ITC carryforwards with an indefinite expiration period.

6. Acquisitions

Gulf Power Company – On January 1, 2019, NEE acquired the outstanding common shares of Gulf Power Company, a rate-regulated electric utility under the jurisdiction of the FPSC, which served approximately 470,000 customers in eight counties throughout northwest Florida, had approximately 9,500 miles of transmission and distribution lines and owned approximately 2,300 MW of net generating capacity. The purchase price included approximately $4.44 billion in cash consideration and the assumption of approximately $1.3 billion of Gulf Power debt.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on January 1, 2019 based on their fair value. The approval by the FPSC of Gulf Power's rates, which were intended to allow Gulf Power to collect from retail customers total revenues equal to Gulf Power's costs of providing service, including a reasonable rate of return on invested capital, was considered a fundamental input in measuring the fair value of Gulf Power's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates were representative of their fair values. As a result, NEE acquired assets of approximately $5.2 billion, primarily relating to property, plant and equipment of $4.0 billion and regulatory assets of $494 million, and assumed liabilities of approximately $3.4 billion, including $1.3 billion of long-term debt, $635 million of regulatory liabilities and $562 million of deferred income taxes. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $2.7 billion of goodwill which had been recognized on NEE's consolidated balance sheet. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses and the indefinite life of Gulf Power's service area franchise.

Merger of FPL and Gulf Power Company – On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However, during 2021, FPL continued to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power. The FPL segment and Gulf Power continued to be separate operating segments of NEE, as well as FPL, through 2021. See Note 16. Effective January 1, 2022, FPL became regulated as one ratemaking entity with new unified rates and tariffs, and also became one operating segment of NEE. See Note 1 – Rate Regulation – Base Rates Effective January 2022 through December 2025. As a result of the merger, FPL acquired assets of approximately $6.7 billion, primarily relating to property, plant and equipment, net of approximately $4.9 billion and regulatory assets of $1.2 billion, and assumed liabilities of approximately $3.9 billion, including $1.8 billion of debt, primarily long-term debt, $729 million of deferred income taxes and $566 million of regulatory liabilities. Additionally, goodwill of approximately $2.7 billion and purchase accounting adjustments associated with the 2019 Gulf Power Company acquisition by NEE were transferred to FPL from Corporate and

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other at NEE. Goodwill associated with the Gulf Power Company acquisition is reflected within Corporate and Other at FPL and, for impairment testing, is included in the Gulf Power reporting unit. The assets acquired and liabilities assumed by FPL were at carrying amounts as the merger was between entities under common control.

Trans Bay Cable LLC – On July 16, 2019, a wholly owned subsidiary of NEET acquired the membership interests of Trans Bay Cable LLC (Trans Bay), which owns and operates a 53-mile, high-voltage direct current underwater transmission cable system in California extending from Pittsburg to San Francisco, with utility rates set by the FERC and revenues paid by the California Independent System Operator. The purchase price included approximately $670 million in cash consideration and the assumption of debt of approximately $422 million.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. The approval by the FERC of Trans Bay’s rates, which is intended to allow Trans Bay to collect total revenues equal to Trans Bay's costs for the development, financing, construction, operation and maintenance of Trans Bay, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of Trans Bay's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $703 million, primarily relating to property, plant and equipment, and assumed liabilities of approximately $643 million, primarily relating to long-term debt. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $610 million of goodwill which has been recognized on NEE's consolidated balance sheet, of which approximately $572 million is expected to be deductible for tax purposes. Goodwill associated with the Trans Bay acquisition is reflected within NEER and, for impairment testing, is included in the rate-regulated transmission reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses.

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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. The approval by the FERC of GridLiance's rates, which is intended to allow GridLiance to collect total revenues equal to GridLiance's costs for the development, financing, construction, operation and maintenance of GridLiance, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of GridLiance's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $384 million, primarily relating to property, plant and equipment, and assumed liabilities of approximately $210 million, primarily relating to long-term debt. The acquisition agreements are subject to earn-out provisions for additional payments, valued at approximately $264 million at March 31, 2021, to be made upon the completion of capital expenditures for future development projects (see Note 4 – Contingent Consideration). The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $592 million of goodwill which has been recognized on NEE's consolidated balance sheet at December 31, 2021, of which approximately $586 million is expected to be deductible for tax purposes. Goodwill associated with the GridLiance acquisition is reflected within NEER and, for impairment testing, is included in the rate-regulated transmission reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses. The valuation of the acquired net assets is subject to change as additional information related to the estimates is obtained during the measurement period.
7. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	NEE		FPL
	2021	2020	2021	2020
	(millions)
Electric plant in service and other property	$112,500	$105,860	$67,771	$62,963
Nuclear fuel	1,606	1,604	1,170	1,143
Construction work in progress	14,141	10,639	6,326	5,361
Property, plant and equipment, gross	128,247	118,103	75,267	69,467
Accumulated depreciation and amortization	(28,899)	(26,300)	(17,040)	(15,588)
Property, plant and equipment – net	$99,348	$91,803	$58,227	$53,879

FPL – At December 31, 2021, FPL's gross investment in electric plant in service and other property for the electric generation, transmission, distribution and general facilities of FPL represented approximately 46%, 13%, 35% and 6%, respectively; the

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respective amounts at December 31, 2020 were 47%, 12%, 35% and 6%. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The weighted annual composite depreciation and amortization rate for FPL's electric plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed in the following sentence, was approximately 3.8%, 3.8% and 3.9% for 2021, 2020 and 2019, respectively. In accordance with the 2016 rate agreement (see Note 1 – Rate Regulation – Base Rates Effective January 2017 through December 2021), FPL recorded reserve amortization (reversal) of approximately $429 million, $(1) million and $(357) million in 2021, 2020 and 2019, respectively. During each of 2021, 2020 and 2019, the FPL segment capitalized AFUDC at a rate of 6.22%, which amounted to approximately $124 million, $79 million and $80 million, respectively. During each of 2021, 2020 and 2019, Gulf Power capitalized AFUDC at a rate of 5.73%, which amounted to approximately $53 million, $38 million and $6 million, respectively.

NEER – At December 31, 2021, wind, solar and nuclear plants represented approximately 53%, 14% and 8%, respectively, of NEER's depreciable electric plant in service and other property; the respective amounts at December 31, 2020 were 55%, 13% and 8%. The estimated useful lives of NEER's plants range primarily from 30 to 35 years for wind plants, 30 to 35 years for solar plants and 23 to 47 years for nuclear plants. NEER's oil and gas production assets represented approximately 14% and 14% of NEER's depreciable electric plant in service and other property at December 31, 2021 and 2020, respectively. A number of NEER's generation, regulated transmission and pipeline facilities are encumbered by liens securing various financings. The net book value of NEER's assets serving as collateral was approximately $13.5 billion at December 31, 2021. Interest capitalized on construction projects amounted to approximately $139 million, $168 million and $135 million during 2021, 2020 and 2019, respectively.

Jointly-Owned Electric Plants – Certain NEE subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities. The subsidiaries are responsible for their share of the operating costs, as well as providing their own financing. Accordingly, each subsidiary's proportionate share of the facilities and related revenues and expenses is included in the appropriate balance sheet and statement of income captions. NEE's and FPL's respective shares of direct expenses for these facilities are included in fuel, purchased power and interchange expense, O&M expenses, depreciation and amortization expense and taxes other than income taxes and other – net in NEE's and FPL's consolidated statements of income.

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2021
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$2,284	$1,044	$90
Daniel Units Nos. 1 and 2(b)	50%	$759	$274	$16
Scherer Unit No. 3(c)	25%	$449	$204	$3
NEER:
Seabrook	88.23%	$1,330	$453	$58
Wyman Station Unit No. 4	91.19%	$30	$11	$—
Stanton	65%	$139	$19	$—
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$114	$8	$22
______________________
(a)Excludes nuclear fuel.
(b)FPL intends to retire its share of these units in 2024. Net book value is reflected in other property on NEE's and FPL's consolidated balance sheets.
(c)Together with its joint interest owner, FPL intends to retire this unit in 2028. Net book value is reflected in other property on NEE's and FPL's consolidated balance sheets.

8. Equity Method Investments

At December 31, 2021 and 2020, NEE's equity method investments totaled approximately $6,159 million and $5,728 million, respectively. The principal entities included in investment in equity method investees on NEE's consolidated balance sheets are NEP OpCo, Sabal Trail Transmission, LLC (Sabal Trail) (see Note 15 – Contracts), Mountain Valley Pipeline (see Note 15 – Contracts), and Silver State South Solar, LLC. NEE's interest in these entities range from approximately 32% to 55%, and these entities own or are constructing natural gas pipelines or own electric generation facilities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized combined information for these principal entities is as follows:

	2021	2020
	(millions)
Operating revenue	$1,469	$1,359
Operating income	$559	$538
Net income	$739	$516
Total assets	$29,537	$22,717
Total liabilities	$9,501	$6,612
Partners'/members' equity(a)	$20,036	$16,105

NEE's share of underlying equity in the principal entities	$4,352	$3,927
Difference between investment carrying amount and underlying equity in net assets(b)	1,133	1,312
NEE's investment carrying amount for the principal entities	$5,485	$5,239
______________________
(a)Reflects NEE's interest, as well as third-party interests, in NEP OpCo.
(b)Approximately $2.6 billion in 2021 and $2.8 billion in 2020 is associated with NEP OpCo, of which approximately 75% and 70%, respectively, relates to goodwill and is not being amortized and the remaining balance is being amortized primarily over a period of 17 to 25 years. The difference for both years is net of an approximately $1.5 billion impairment charge in 2020 related to NextEra Energy Resources' investment in Mountain Valley Pipeline. In the first quarter of 2022, NextEra Energy Resources recorded an additional impairment charge to completely write off its investment in Mountain Valley Pipeline. See Note 4 – Nonrecurring Fair Value Measurements for a discussion of the impairment charges.

NextEra Energy Resources provides operational, management and administrative services as well as transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At December 31, 2021 and 2020, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $57 million and $10 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $148 million, $120 million and $101 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in operating revenues in NEE's consolidated statements of income. Amounts due from NEP of approximately $113 million and $68 million are included in other receivables and $40 million and $32 million are included in noncurrent other assets at December 31, 2021 and 2020, respectively. See also Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests for amounts due to NEP for reimbursement of construction-related costs. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $3,778 million at December 31, 2021 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2022 to 2059, including certain project performance obligations, obligations under financing and interconnection agreements and obligations, primarily incurred and future construction payables, associated with the December 2021 sale of projects to NEP (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests). Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s consolidated balance sheets at fair value. At December 31, 2021, approximately $41 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's consolidated balance sheet.

9. Variable Interest Entities (VIEs)

NEER – At December 31, 2021, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Eight indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar facilities with the capability of producing a total of approximately 772 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $1,851 million and $1,258 million, respectively, at December 31, 2021. There were three of these consolidated VIEs at December 31, 2020, and the assets and liabilities of those VIEs at such date totaled approximately $751 million and $607 million, respectively. At December 31, 2021 and 2020, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE that is constructing an approximately 280-mile electricity transmission line. A NEET subsidiary is the primary beneficiary and controls the most significant activities during the construction period, including controlling the construction budget. NEET is entitled to receive 50% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $614 million and $64 million, respectively, at December 31, 2021, and $423 million and $68 million,

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, at December 31, 2020. At December 31, 2021 and 2020, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and accounts payable.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind generation facilities and solar facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,518 million and $79 million, respectively, at December 31, 2021, and $1,572 million and $393 million, respectively, at December 31, 2020. At December 31, 2021 and 2020, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and accounts payable.

The other 33 NextEra Energy Resources VIEs that are consolidated primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation as well as solar and solar plus battery storage facilities with the capability of producing a total of approximately 10,626 MW and 890 MW, respectively, and own wind generation as well as solar and solar plus battery storage facilities that, upon completion of construction, which is anticipated in the first half of 2022, are expected to have a total capacity of approximately 200 MW and 625 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $17,419 million and $1,480 million, respectively, at December 31, 2021, and $16,180 million and $1,741 million, respectively at December 31, 2020. At December 31, 2021 and 2020, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable. At December 31, 2021, subsidiaries of NEE had guarantees related to certain obligations of two of these consolidated VIEs.

Other – At December 31, 2021 and 2020, several NEE subsidiaries had investments totaling approximately $4,559 million ($3,799 million at FPL) and $3,704 million ($3,124 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo (see Note 8). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $4,214 million and $3,932 million at December 31, 2021 and 2020, respectively. At December 31, 2021, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $110 million in several of these entities. See further discussion of such guarantees and commitments in Note 15 – Commitments and – Contracts, respectively.

10. Leases

NEE has operating and finance leases primarily related to purchased power agreements, land use agreements that convey exclusive use of the land during the arrangement for certain of its renewable energy projects and substations, buildings and equipment. Operating and finance leases primarily have fixed payments with expected expiration dates ranging from 2022 to 2083, with the exception of operating leases related to three land use agreements with an expiration date of 2106, some of which include options to extend the leases up to 20 years and some have options to terminate at NEE's discretion. At December 31, 2021, NEE’s ROU assets and lease liabilities for operating leases totaled approximately $547 million and $555 million, respectively; the respective amounts at December 31, 2020 were $535 million and $541 million. At December 31, 2021, NEE’s ROU assets and lease liabilities for finance leases totaled approximately $205 million and $200 million, respectively; the respective amounts at December 31, 2020 were $128 million and $124 million. NEE’s lease liabilities at December 31, 2021 and 2020 were calculated using a weighted-average incremental borrowing rate at the lease inception of 3.57% and 3.81%, respectively, for operating leases and 3.52% and 3.50%, respectively, for finance leases, and a weighted-average remaining lease term of 39 years and 33 years, respectively, for operating leases and 31 years and 25 years, respectively, for finance leases. At December 31, 2021, expected lease payments over the remaining terms of the leases were approximately $1.4 billion with no one year being material. NEE's operating lease cost for the years ended December 31, 2021, 2020 and 2019 totaled approximately $92 million, $95 million and $91 million, respectively. During the year ended December 31, 2021, 2020 and 2019,

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's ROU assets obtained in exchange for operating lease obligations totaled approximately $92 million, $121 million and $450 million, respectively, and in 2019 primarily relate to leases acquired with the Gulf Power ($262 million at FPL) and Trans Bay acquisitions (see Note 6). Other operating and finance lease-related amounts were not material to NEE's consolidated statements of income for the periods presented.

NEE has operating and sales-type leases primarily related to a natural gas and oil electric generation facility and certain battery storage facilities that sell their electric output under power sales agreements to third parties which provide the customers the ability to dispatch the facilities. At December 31, 2021 and 2020, NEE recorded a net investment in sales-type leases of approximately $42 million and $47 million, respectively. At December 31, 2021, the power sales agreements have expiration dates from 2024 to 2043 and NEE expects to receive approximately $843 million of lease payments over the remaining terms of the power sales agreements with no one year being material. Operating and sales-type lease-related amounts were not material to NEE's consolidated statements of income for the periods presented.

11. Asset Retirement Obligations

NEE's AROs relate primarily to decommissioning obligations of FPL's and NEER's nuclear units and to obligations for the dismantlement of certain of NEER's wind and solar facilities. For NEE's rate-regulated operations, including FPL, the accounting provisions result in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the regulator allows for recovery in rates. See Note 1 – Rate Regulation and – Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs.

A rollforward of NEE's and FPL's AROs is as follows:

	NEE		FPL
	(millions)
Balances, December 31, 2019	$3,506		$2,410
Liabilities incurred	138		—
Accretion expense	169		103
Liabilities settled	(53)		(32)
Revision in estimated cash flows – net	(594)	(a)	(545)	(a)
Balances, December 31, 2020	3,166	(b)	1,936	(b)
Liabilities incurred	79		7
Accretion expense	141		78
Liabilities settled	(88)	(c)	(15)
Revision in estimated cash flows – net	(119)	(d)	101	(e)
Balances, December 31, 2021	$3,179	(b)	$2,107	(b)
______________________
(a)Primarily reflects the effect of revised cost estimates for decommissioning FPL's nuclear units consistent with the updated nuclear decommissioning studies filed with the FPSC in December 2020.
(b)Includes the current portion of AROs as of December 31, 2021 and 2020 of approximately $97 million ($58 million for FPL) and $109 million ($65 million for FPL), respectively, which are included in other current liabilities on NEE's and FPL's consolidated balance sheets.
(c)Includes approximately $35 million related to project sales to NEP as well as other sales of businesses and assets. See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.
(d)The increase at FPL discussed in (e) was offset primarily by the effect of revised cost estimates and useful lives of NEER's solar facilities.
(e)Primarily reflects the effect of pending license extension requests of St. Lucie Units Nos. 1 and 2 for an additional 20 years.

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are presented below (see Note 4 – Special Use Funds). Duane Arnold is being actively decommissioned and was granted an exemption from the NRC, which allows for use of the funds for certain other site restoration activities in addition to decommissioning obligations recorded as AROs.

	NEE	FPL
	(millions)
Balances, December 31, 2021	$8,846	$6,082
Balances, December 31, 2020	$7,703	$5,271

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Retirement Benefits

Employee Pension Plan and Other Benefits Plans – NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. NEE also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees, and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements. The total accrued benefit cost of the SERP and postretirement plans is approximately $300 million ($139 million for FPL) and $323 million ($156 million for FPL) at December 31, 2021 and 2020, respectively.

Pension Plan Assets, Benefit Obligations and Funded Status – The changes in assets, benefit obligations and the funded status of the pension plan are as follows:

	2021	2020
	(millions)
Change in pension plan assets:
Fair value of plan assets at January 1	$5,314	$4,800
Actual return on plan assets	627	723
Benefit payments	(253)	(209)
Fair value of plan assets at December 31	$5,688	$5,314
Change in pension benefit obligation:
Obligation at January 1	$3,607	$3,363
Service cost	90	85
Interest cost	64	92
Special termination benefit(a)	—	16
Plan amendments	—	1
Actuarial losses (gains) – net	(63)	259
Benefit payments	(253)	(209)
Obligation at December 31(b)	$3,445	$3,607
Funded status:
Prepaid pension benefit costs at NEE at December 31	$2,243	$1,707
Prepaid pension benefit costs at FPL at December 31(c)	$1,657	$1,550
_________________________
(a)Reflects enhanced early retirement benefit.
(b)NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, at December 31, 2021 and 2020 was approximately $3,352 million and $3,521 million, respectively.
(c)Reflects FPL's allocated benefits under NEE's pension plan.

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid pension benefit costs are as follows:

	2021	2020
	(millions)
Unrecognized prior service benefit (net of $1 tax expense and $1 tax expense, respectively)	$2	$2
Unrecognized gains (losses) (net of $7 tax expense and $24 tax benefit, respectively)	41	(60)
Total	$43	$(58)

NEE's unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid pension benefit costs are as follows:

	2021	2020
	(millions)
Unrecognized prior service benefit	$(1)	$(1)
Unrecognized losses (gains)	(80)	163
Total	$(81)	$162

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the assumptions used to determine the benefit obligation for the pension plan. These rates are used in determining net periodic pension income in the following year.

	2021	2020
Discount rate(a)	2.87%	2.53%
Salary increase	4.90%	4.40%
Weighted-average interest crediting rate	3.79%	3.82%
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

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2021(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$1,977	$29	$2	$2,008
Equity commingled vehicles(c)	—	889	—	889
U.S. Government and municipal bonds	131	6	—	137
Corporate debt securities(d)	—	351	—	351
Asset-backed securities	—	386	—	386
Debt security commingled vehicles(e)	—	219	—	219
Convertible securities(f)	91	489	—	580
Total investments in the fair value hierarchy	$2,199	$2,369	$2	4,570
Total investments measured at net asset value(g)				1,118
Total fair value of plan assets				$5,688
_____________________
(a)See Notes 3 and 4 for discussion of fair value measurement techniques and inputs.
(b)Includes foreign investments of $927 million.
(c)Includes foreign investments of $169 million.
(d)Includes foreign investments of $109 million.
(e)Includes foreign investments of $5 million.
(f)Includes foreign investments of $41 million.
(g)Includes foreign investments of $220 million.

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

Expected Cash Flows – The following table provides information about benefit payments expected to be paid by the pension plan for each of the following calendar years (in millions):

2022	$204
2023	$208
2024	$209
2025	$210
2026	$214
2027 – 2031	$1,033

Net Periodic Income – The components of net periodic income for the plans are as follows:

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
		(millions)
Service cost	$90	$85	$80	$2	$1	$1
Interest cost	64	92	114	4	8	9
Expected return on plan assets	(339)	(321)	(312)	—	—	—
Amortization of actuarial loss	24	18	—	5	3	—
Amortization of prior service benefit	(1)	(1)	(1)	(15)	(16)	(15)
Special termination benefits	—	16	19	—	—	—
Net periodic income at NEE	$(162)	$(111)	$(100)	$(4)	$(4)	$(5)
Net periodic income allocated to FPL	$(108)	$(84)	$(61)	$(4)	$(4)	$(4)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income – The components of net periodic income recognized in OCI for the pension plan are as follows:

	2021	2020	2019
	(millions)
Net gains (losses) (net of $29 tax expense, $13 tax expense and $10 tax benefit, respectively)	$95	$42	$(36)
Amortization of unrecognized losses (net of $2 tax expense and $1 tax expense, respectively)	6	5	—
Total	$101	$47	$(36)

Regulatory Assets (Liabilities) – The components of net periodic income recognized during the year in regulatory assets (liabilities) for the pension plan are as follows:

	2021	2020
	(millions)
Prior service cost (benefit)	$(1)	$1
Unrecognized gains	(226)	(89)
Amortization of prior service benefit	—	1
Amortization of unrecognized losses	(16)	(12)
Total	$(243)	$(99)

The assumptions used to determine net periodic pension income for the pension plan are as follows:

	2021	2020	2019
Discount rate	2.53%	3.22%	4.26%
Salary increase	4.40%	4.40%	4.40%
Expected long-term rate of return, net of investment management fees(a)	7.35%	7.35%	7.35%
Weighted-average interest crediting rate	3.82%	3.83%	3.88%
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

Employee Contribution Plan – NEE offers an employee retirement savings plan which allows eligible participants to contribute a percentage of qualified compensation through payroll deductions. NEE makes matching contributions to participants' accounts. Defined contribution expense pursuant to this plan was approximately $66 million, $64 million and $58 million for NEE ($42 million, $40 million and $40 million for FPL) for the years ended December 31, 2021, 2020 and 2019, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt

Long-term debt consists of the following:

	December 31,
	2021			2020
	Maturity Date	Balance	Weighted- Average Interest Rate	Balance		Weighted- Average Interest Rate
		(millions)		(millions)
FPL:
First mortgage bonds – fixed	2023 – 2051	$14,290	4.20%	$13,090		4.32%
Pollution control, solid waste disposal and industrial development revenue bonds – primarily variable(a)	2022 – 2050	1,407	0.15%	1,407		0.17%
Senior unsecured notes – primarily variable(b)(c)	2022 – 2071	2,697	1.37%	2,621		1.55%
Other long-term debt – variable(c)	2022 – 2046	307	0.82%	300		0.70%
Unamortized debt issuance costs and discount		(191)		(182)
Total long-term debt of FPL		18,510		17,236
Less current portion of long-term debt		536		354
Long-term debt of FPL, excluding current portion		17,974		16,882
NEER:
NextEra Energy Resources:
Senior secured limited-recourse long-term debt – variable(c)(d)	2024 – 2037	3,100	1.74%	2,621		1.99%
Senior secured limited-recourse long-term loans – fixed	2028 – 2049	2,475	3.30%	704		3.59%
Other long-term debt – primarily variable(c)(d)	2024 – 2048	785	2.50%	450		2.72%
NEET – long-term debt – primarily fixed(d)	2022 – 2049	1,151	2.69%	937		3.09%
Unamortized debt issuance costs and premium		(92)		(65)
Total long-term debt of NEER		7,419		4,647
Less current portion of long-term debt		664		239
Long-term debt of NEER, excluding current portion		6,755		4,408
NEECH:
Debentures – fixed	2023 – 2052	10,990	2.21%	11,540	(d)	2.86%
Debentures – variable(c)	2022 – 2023	3,850	0.56%	1,225		0.80%
Debentures, related to NEE's equity units – fixed	2024 – 2025	6,000	1.46%	6,000		1.46%
Junior subordinated debentures – primarily fixed(d)	2057 – 2082	3,723	4.54%	3,693		4.78%
Japanese yen denominated long-term debt – primarily variable(c)(d)(e)	2023 – 2030	582	1.49%	650		1.49%
Australian dollar denominated long-term debt – fixed(e)	2026	360	2.20%	385		2.20%
Other long-term debt – fixed	2022	186	0.92%	221		0.92%
Other long-term debt – variable(c)	2023 – 2024	1,245	0.64%	600		0.70%
Unamortized debt issuance costs, premium		(120)		(115)
Total long-term debt of NEECH		26,816		24,199
Less current portion of long-term debt		585		3,545
Long-term debt of NEECH, excluding current portion		26,231		20,654
Total long-term debt		$50,960		$41,944
______________________
(a)Includes variable rate tax exempt bonds that permit individual bondholders to tender the bonds for purchase at any time prior to maturity. In the event these variable rate tax exempt bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase these variable rate tax exempt bonds. At December 31, 2021, these variable rate tax exempt bonds totaled approximately $1,375 million. All variable rate tax exempt bonds tendered for purchase have been successfully remarketed. FPL's syndicated revolving credit facilities are available to support the purchase of the variable rate tax exempt bonds. Variable interest rate is established at various intervals by the remarketing agent.
(b)At December 31, 2021, includes approximately $882 million of floating rate notes that permit individual noteholders to require repayment at specified dates prior to maturity. FPL’s syndicated revolving credit facilities are available to support the purchase of the floating rate notes.
(c)Variable rate is based on an underlying index plus a specified margin.
(d)Interest rate contracts, primarily swaps, have been entered into with respect to certain of these debt issuances. See Note 3.
(e)Foreign currency contracts have been entered into with respect to these debt issuances. See Note 3.

As of December 31, 2021, minimum annual maturities of long-term debt for NEE are approximately $1,785 million, $8,394 million, $3,672 million, $6,536 million and $1,322 million for 2022, 2023, 2024, 2025 and 2026, respectively. The respective amounts for FPL are approximately $536 million, $1,548 million, $646 million, $1,700 million and $0.2 million.

At December 31, 2021 and 2020, short-term borrowings had a weighted-average interest rate of 0.39% (0.27% for FPL) and 0.35% (0.28% for FPL), respectively. Subsidiaries of NEE, including FPL, had credit facilities with available capacity at December 31, 2021 of approximately $12.1 billion ($4.6 billion for FPL), of which approximately $11.1 billion ($4.6 billion for FPL)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relate to revolving line of credit facilities and $1.0 billion (none for FPL) relate to letter of credit facilities. Certain of the revolving line of credit facilities provide for the issuance of letters of credit which at December 31, 2021 had available capacity of approximately $1.9 billion ($647 million for FPL). The issuance of letters of credit under certain revolving line of credit facilities is subject to the aggregate commitment of the relevant banks to issue letters of credit under the applicable facility.

NEE has guaranteed certain payment obligations of NEECH, including most of those under NEECH's debt, including all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications. NEECH has guaranteed certain debt and other obligations of subsidiaries within the NEER segment.

In August 2019, NEECH completed a remarketing of $1.5 billion aggregate principal amount of its Series I Debentures due September 1, 2021 (Series I Debentures) that were issued in August 2016 as components of equity units issued concurrently by NEE (August 2016 equity units). The Series I Debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the Series I Debentures, the interest rate on the Series I Debentures was reset to 2.403% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2019. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the August 2016 equity units, in the third quarter of 2019, NEE issued approximately 9.5 million shares of common stock (38.2 million shares after giving effect to the four-for-one stock split of NEE common stock effective October 26, 2020 (2020 stock split) in exchange for $1.5 billion.

As a result of the 2020 stock split (and adjustments related to the dividend rate), the fixed settlement rates of NEE’s three outstanding series of Corporate Units have been adjusted as described below. In addition, the Corporate Units provide that the applicable market value (as described below) for each series of Corporate Units will also be adjusted (when determined) to give effect to the 2020 stock split and certain other anti-dilution adjustments to determine the applicable settlement rate. However, for purposes of the presentation below, corresponding adjustments were instead made to the reference prices and the threshold appreciation prices for each series of Corporate Units to present the practical effect of the antidilution adjustments as of December 31, 2021.

In September 2019, NEE sold $1.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series J Debenture due September 1, 2024, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2022 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2021, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.8973 shares if the applicable market value of a share of NEE common stock is less than or equal to $55.72 (the adjusted reference price) to 0.7181 shares if the applicable market value of a share is equal to or greater than $69.66 (the adjusted threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2022. Total annual distributions on the equity units are at the rate of 4.872%, consisting of interest on the debentures (2.10% per year) and payments under the stock purchase contracts (2.772% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2022. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In February 2020, NEE sold $2.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series K Debenture due March 1, 2025, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than March 1, 2023 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2021, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.7104 shares if the applicable market value of a share of NEE common stock is less than or equal to $70.39 (the adjusted reference price) to 0.5681 shares if the applicable market value of a share is equal to or greater than $87.99 (the adjusted threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending February 24, 2023. Total annual distributions on the equity units are at the rate of 5.279%, consisting of interest on the debentures (1.84% per year) and payments under the stock purchase contracts (3.439% per year). The interest rate on the debentures is expected to be reset on or after September 1, 2022. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In September 2020, NEE sold $2.0 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series L Debenture due September 1, 2025, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2023 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2021, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.6776 shares if the applicable market value of a share of NEE common stock is less than or equal to $73.79 (the adjusted reference price) to 0.5421 shares if the applicable market value of a share is equal to or greater than $92.24 (the adjusted threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2023. Total annual distributions on the equity units are at the rate of 6.219%, consisting of interest on the debentures (0.509% per year) and payments under the stock purchase contracts (5.710% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2023. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

In January 2022, FPL sold $1.5 billion principal amount of its First Mortgage Bonds, 2.45% Series due February 3, 2032 and sold $1.0 billion principal amount of its Floating Rate Notes, Series due January 12, 2024.

14. Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Years Ended December 31,
	2021	2020	2019
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$3,573	$2,919	$3,769

Denominator:
Weighted-average number of common shares outstanding – basic	1,962.5	1,959.0	1,927.9
Equity units, stock options, performance share awards and restricted stock(a)	9.7	9.8	14.0
Weighted-average number of common shares outstanding – assuming dilution	1,972.2	1,968.8	1,941.9
Earnings per share attributable to NEE:
Basic	$1.82	$1.49	$1.95
Assuming dilution	$1.81	$1.48	$1.94
______________________
(a)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 30.5 million, 27.1 million and 3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

On September 14, 2020, NEE's board of directors approved a four-for-one split of NEE common stock effective October 26, 2020. NEE's authorized common stock increased from 800 million to 3.2 billion shares. All share and share-based data included in NEE's consolidated financial statements reflect the effect of the 2020 stock split.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Potentially Dilutive Securities at NEP – NEP senior unsecured convertible notes, when outstanding, are potentially dilutive securities to NEE. In June 2021 and December 2020, NEP issued $500 million and $600 million, respectively, principal amount of new senior unsecured convertible notes. Holders of these notes may convert all or a portion of the notes in accordance with the related indenture. Upon conversion, NEP will pay cash up to the principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the principal amount of the notes being converted.

Common Stock Dividend Restrictions – NEE's charter does not limit the dividends that may be paid on its common stock. FPL's mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends and other distributions to NEE. These restrictions do not currently limit FPL's ability to pay dividends to NEE.

Stock-Based Compensation – Net income for the years ended December 31, 2021, 2020 and 2019 includes approximately $119 million, $107 million and $100 million, respectively, of compensation costs and $19 million, $21 million and $17 million, respectively, of income tax benefits related to stock-based compensation arrangements. Compensation cost capitalized for the years ended December 31, 2021, 2020 and 2019 was not material. At December 31, 2021, there were approximately $148 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 2.8 years.

At December 31, 2021, approximately 84 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) 2021 Long Term Incentive Plan, (b) 2017 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans. NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market. NEE satisfies stock option exercises by issuing new shares of its common stock. NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

Restricted Stock and Performance Share Awards – Restricted stock typically vests within three years after the date of grant and is subject to, among other things, restrictions on transferability prior to vesting. The fair value of restricted stock is measured based upon the closing market price of NEE common stock as of the date of grant. Performance share awards are typically payable at the end of a three-year performance period if the specified performance criteria are met. The fair value for the majority of performance share awards is estimated based upon the closing market price of NEE common stock as of the date of grant less the present value of expected dividends, multiplied by an estimated performance multiple which is subsequently trued up based on actual performance.

The activity in restricted stock and performance share awards for the year ended December 31, 2021 was as follows:

	Shares/Units	Weighted- Average Grant Date Fair Value Per Share/Units
Restricted Stock:
Nonvested balance, January 1, 2021	1,674,242	$50.26
Granted	1,013,039	$82.69
Vested	(835,919)	$48.06
Forfeited	(33,630)	$69.63
Nonvested balance, December 31, 2021	1,817,732	$68.09
Performance Share Awards:
Nonvested balance, January 1, 2021	1,938,608	$47.46
Granted	1,297,680	$54.82
Vested	(1,738,904)	$37.53
Forfeited	(85,235)	$64.84
Nonvested balance, December 31, 2021	1,412,149	$61.22

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2020 and 2019 was $68.25 and $46.64 respectively. The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2020 and 2019 was $46.09 and $34.75, respectively.

The total fair value of restricted stock and performance share awards vested was $186 million, $177 million and $125 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options – Options typically vest within three years after the date of grant and have a maximum term of ten years. The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant. The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2021	2020	2019
Expected volatility(a)	17.32 – 17.75%	14.63 – 16.31%	14.20 – 14.31%
Expected dividends	2.30 – 2.44%	2.50 – 2.72%	2.85 – 2.93%
Expected term (years)(b)	7.0	7.0	7.0
Risk-free rate	0.80 – 1.27%	0.49 – 1.52%	2.24 – 2.54%
______________________
(a)Based on historical experience.
(b)Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2021 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2021	9,618,204	$38.32
Granted	1,220,265	$83.33
Exercised	(738,516)	$20.08
Forfeited	(86,641)	$71.19
Balance, December 31, 2021	10,013,312	$44.87	6.0	$486

Exercisable, December 31, 2021	7,235,572	$35.35	5.0	$420

The weighted-average grant date fair value of options granted was $9.82, $7.08 and $5.01 per share for the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of stock options exercised was approximately $49 million, $71 million and $81 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Cash received from option exercises was approximately $15 million, $30 million and $34 million for the years ended December 31, 2021, 2020 and 2019, respectively. The tax benefits realized from options exercised were approximately $11 million, $17 million and $19 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Preferred Stock – NEE's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value, none of which are outstanding. FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value, 5 million shares of subordinated preferred stock, no par value, and 5 million shares of preferred stock, no par value, none of which are outstanding.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation		Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Balances, December 31, 2018	$(55)		$(7)		$(65)		$(63)		$2	$(188)
Other comprehensive income (loss) before reclassifications	—		20		(46)		22		1	(3)
Amounts reclassified from AOCI	29	(a)	(2)	(b)	(3)	(c)	—		—	24
Net other comprehensive income (loss)	29		18		(49)		22		1	21
Less other comprehensive income attributable to noncontrolling interests	—		—		—		1		—	1
Acquisition of Gulf Power (see Note 6)	(1)		—		—		—		—	(1)
Balances, December 31, 2019	(27)		11		(114)		(42)		3	(169)
Other comprehensive income before reclassifications	—		12		37		13		1	63
Amounts reclassified from AOCI	12	(a)	(3)	(b)	2	(c)	—		—	11
Net other comprehensive income	12		9		39		13		1	74
Less other comprehensive income attributable to noncontrolling interests	—		—		—		7		—	7
Impact of disposal of a business	23	(d)	—		—		(13)	(d)	—	10
Balances, December 31, 2020	8		20		(75)		(49)		4	(92)
Other comprehensive income (loss) before reclassifications	—		(11)		95		(1)		1	84
Amounts reclassified from AOCI	6	(a)	(4)	(b)	5	(c)	—		—	7
Net other comprehensive income (loss)	6		(15)		100		(1)		1	91
Less other comprehensive loss attributable to noncontrolling interests	—		—		—		(1)		—	(1)
Balances, December 31, 2021	$14		$5		$25		$(49)		$5	$—
Attributable to noncontrolling interests	$—		$—		$—		$6		$—	$6
______________________
(a)Reclassified to interest expense in NEE's consolidated statements of income. See Note 3 – Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property – net in NEE's consolidated statements of income.
(c)Reclassified to other net periodic benefit income in NEE's consolidated statements of income.
(d)Reclassified to gains on disposal of businesses/assets – net and interest expense in NEE's consolidated statements of income. See Note 3 – Income Statement Impact of Derivative Instruments and Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies

Commitments – NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL include, among other things, the cost for construction of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects, the procurement of nuclear fuel and the cost to maintain existing rate-regulated transmission facilities, as well as equity contributions to a joint venture for the development and construction of a rate-regulated transmission facility. Also see Note 4 – Contingent Consideration.

At December 31, 2021, estimated capital expenditures for 2022 through 2026 were as follows:

	2022	2023	2024	2025	2026	Total
	(millions)
FPL:
Generation:(a)
New(b)	$1,825	$1,670	$1,635	$1,210	$995	$7,335
Existing	1,605	1,465	1,220	685	750	5,725
Transmission and distribution(c)	4,035	3,760	3,870	4,760	5,075	21,500
Nuclear fuel	155	110	145	145	120	675
General and other	875	625	715	740	665	3,620
Total	$8,495	$7,630	$7,585	$7,540	$7,605	$38,855
NEER:(d)
Wind(e)	$2,630	$240	$50	$35	$30	$2,985
Solar(f)	3,445	1,010	170	25	10	4,660
Battery storage	270	120	—	—	5	395
Nuclear, including nuclear fuel	200	150	200	210	210	970
Rate-regulated transmission	220	85	55	30	30	420
Other	440	85	95	60	70	750
Total	$7,205	$1,690	$570	$360	$355	$10,180
______________________
(a)Includes AFUDC of approximately $75 million, $85 million, $60 million, $50 million and $40 million for 2022 through 2026, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $50 million, $45 million, $40 million, $15 million and $0 million for 2022 through 2026, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 2,852 MW.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) and related transmission totaling approximately 5,946 MW.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 8 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $484 million at December 31, 2021. These obligations primarily related to guaranteeing the residual value of certain financing leases. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At December 31, 2021, NEER has entered into contracts with expiration dates through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of a rate-regulated transmission facility. Approximately $4.3 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2040.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The required capacity and/or minimum payments under contracts, including those discussed above at December 31, 2021, were estimated as follows:

	2022	2023	2024	2025	2026	Thereafter
	(millions)
FPL(a)	$1,025	$980	$955	$900	$825	$8,570
NEER(b)(c)(d)	$4,400	$365	$185	$85	$65	$570
_______________________
(a)Includes approximately $415 million, $410 million, $410 million, $405 million, $400 million and $5,960 million in 2022 through 2026 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection, LLC. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $419 million, $386 million and $316 million for the years ended December 31, 2021, 2020 and 2019, respectively, of which $105 million, $108 million and $108 million, respectively, were eliminated in consolidation at NEE.
(b)Excludes commitments related to equity contributions and a 20-year natural gas transportation agreement (approximately $70 million per year) with a joint venture, in which NEER has a 31.9% equity investment, that is constructing a natural gas pipeline. These commitments are subject to the completion of construction of the pipeline which has a very low probability of completion. See Note 4 – Nonrecurring Fair Value Measurements.
(c)Includes approximately $370 million of commitments to invest in technology and other investments through 2031. See Note 9 – Other.
(d)Includes approximately $610 million, $20 million, $5 million, $5 million, $0 million and $5 million for 2022 through 2026 and thereafter, respectively, of joint obligations of NEECH and NEER.

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

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets. If FPL's future storm restoration costs exceed the storm and property insurance reserve, such storm restoration costs may be recovered, subject to prudence review by the FPSC, through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law. See Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by NEE and FPL and could have a material adverse effect on NEE's and FPL's financial condition, results of operations and liquidity.

16. Segment Information

The tables below present information for NEE's and FPL's reportable segments. NEE's segments include its reportable segments, the FPL segment, a rate-regulated utility business, and NEER, which is comprised of competitive energy and rate-regulated transmission businesses, as well as an operating segment of NEE, Gulf Power, a rate-regulated utility business. FPL's reportable segments include the FPL segment and Gulf Power. See Note 6 – Merger of FPL and Gulf Power Company. Corporate and Other for each of NEE and FPL represents other business activities, such as purchase accounting adjustments for Gulf Power Company, includes eliminating entries, and may include the net effect of rounding. See Note 2 for information regarding NEE's and FPL's operating revenues.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's segment information is as follows:

	2021
	FPL Segment	Gulf Power	NEER(a)	Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$12,600	$1,503	$3,053	$(87)	$17,069
Operating expenses – net	$8,418	$1,170	$4,434	$211	$14,233
Gains (losses) on disposal of businesses/assets – net	$1	$—	$78	$(2)	$77
Interest expense	$588	$28	$367	$287	$1,270
Depreciation and amortization	$1,968	$297	$1,576	$83	$3,924
Equity in earnings of equity method investees	$—	$—	$666	$—	$666
Income tax expense (benefit)(b)	$767	$71	$(395)	$(95)	$348
Net income (loss)	$2,935	$271	$(147)	$(232)	$2,827
Net income (loss) attributable to NEE	$2,935	$271	$599	$(232)	$3,573
Capital expenditures, independent power and other investments and nuclear fuel purchases	$6,785	$782	$8,363	$147	$16,077
Property, plant and equipment – net	$52,728	$5,499	$40,900	$221	$99,348
Total assets	$68,197	$7,209	$62,113	$3,393	$140,912
Investment in equity method investees	$—	$—	$6,150	$9	$6,159

	2020
	FPL Segment	Gulf Power	NEER(a)	Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$11,662	$1,398	$5,046	$(109)	$17,997
Operating expenses – net	$7,862	$1,081	$4,125	$166	$13,234
Gains (losses) on disposal of businesses/assets – net	$—	$—	$363	$(10)	$353
Interest expense	$600	$41	$659	$650	$1,950
Depreciation and amortization	$2,246	$281	$1,460	$65	$4,052
Equity in losses of equity method investees	$—	$—	$(1,351)	$—	$(1,351)
Income tax expense (benefit)(b)	$610	$67	$(416)	$(217)	$44
Net income (loss)	$2,650	$238	$(19)	$(500)	$2,369
Net income (loss) attributable to NEE	$2,650	$238	$531	$(500)	$2,919
Capital expenditures, independent power and other investments and nuclear fuel purchases	$6,680	$1,012	$6,893	$25	$14,610
Property, plant and equipment – net	$48,933	$4,946	$37,842	$82	$91,803
Total assets	$61,610	$6,725	$55,633	$3,716	$127,684
Investment in equity method investees	$—	$—	$5,713	$15	$5,728
_________________________
(a)Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)NEER includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 – Income Taxes.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2019
	FPL Segment	Gulf Power	NEER(a)	Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$12,192	$1,487	$5,639	$(114)	$19,204
Operating expenses – net	$8,895	$1,216	$4,037	$109	$14,257
Gains (losses) on disposal of businesses/assets – net	$5	$—	$402	$(1)	$406
Interest expense	$594	$55	$873	$727	$2,249
Depreciation and amortization	$2,524	$247	$1,387	$58	$4,216
Equity in earnings (losses) of equity method investees	$—	$—	$67	$(1)	$66
Income tax expense (benefit)(b)	$441	$42	$162	$(197)	$448
Net income (loss)	$2,334	$180	$1,426	$(552)	$3,388
Net income (loss) attributable to NEE	$2,334	$180	$1,807	$(552)	$3,769
Capital expenditures, independent power and other investments and nuclear fuel purchases	$5,755	$729	$6,505	$4,473	$17,462
Property, plant and equipment – net	$45,074	$4,763	$32,042	$131	$82,010
Total assets	$57,188	$5,855	$51,516	$3,132	$117,691
Investment in equity method investees	$—	$—	$7,453	$—	$7,453
_________________________
(a)Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)NEER includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 – Income Taxes.

FPL's segment information is as follows:

	2021				2020				2019
	FPL Segment	Gulf Power	Corp. and Other	FPL Consoli- dated	FPL Segment	Gulf Power	Corp. and Other	FPL Consoli-dated	FPL Segment	Gulf Power	Corp. and Other	FPL Consoli-dated
	(millions)
Operating revenues	$12,600	$1,503	$(1)	$14,102	$11,662	$1,398	$—	$13,060	$12,192	$1,487	$1	$13,680
Operating expenses – net (a)	$8,418	$1,170	$(2)	$9,586	$7,862	$1,081	$(3)	$8,940	$8,895	$1,216	$(10)	$10,101
Interest expense	$588	$28	$(1)	$615	$600	$41	$—	$641	$594	$55	$—	$649
Depreciation and amortization	$1,968	$297	$1	$2,266	$2,246	$281	$(1)	$2,526	$2,524	$247	$—	$2,771
Income tax expense	$767	$71	$—	$838	$610	$67	$1	$678	$441	$42	$1	$484
Net income	$2,935	$271	$—	$3,206	$2,650	$238	$2	$2,890	$2,334	$180	$5	$2,519
Capital expenditures, independent power and other investments and nuclear fuel purchases	$6,785	$782	$3	$7,570	$6,680	$1,012	$(13)	$7,679	$5,755	$729	$1	$6,485
Property, plant and equipment – net	$52,728	$5,499	$—	$58,227	$48,933	$4,946	$—	$53,879	$45,074	$4,763	$—	$49,837
Total assets	$68,197	$7,209	$2,661	$78,067	$61,610	$6,725	$2,666	$71,001	$57,188	$5,855	$2,647	$65,690
_________________________
(a)FPL's income statement line for total operating expenses – net includes gains (losses) on disposal of businesses/assets – net.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2021, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2021.

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

Item 9B.  Other Information

None

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy and Management" and "Corporate Governance and Board Matters" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2022 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business – Information About Our Executive Officers.

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

Securities Authorized For Issuance Under Equity Compensation Plans(a)

NEE's equity compensation plan information at December 31, 2021 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,231,663	(a)	$44.87	(b)	66,846,051	(c)
Equity compensation plans not approved by security holders	—		—		—
Total	15,231,663		$44.87		66,846,051
______________________
(a)Includes an aggregate of 10,013,312 outstanding options, 3,451,310 unvested performance share awards (at maximum payout), 1,016,262 deferred fully vested performance shares, 344,760 deferred stock awards and 359,843 unvested restricted stock units (including future reinvested dividends) under the NextEra Energy, Inc. 2021 Long Term Incentive Plan and former LTIPs, and 46,176 fully vested shares deferred by directors under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, and its predecessors the FPL Group, Inc. 2007 Non-Employee Directors Stock Plan and the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan.
(b)Relates to outstanding options only.
(c)Includes 65,008,350 shares under the NextEra Energy, Inc. 2021 Long Term Incentive Plan and 1,837,701 shares under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item, to the extent applicable, will be included in NEE's Proxy Statement under the heading "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

NEE – The information required by this item will be included in NEE's Proxy Statement under the heading "Audit-Related Matters" and is incorporated herein by reference.

FPL – The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2021 and 2020. The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2021	2020(a)
Audit fees(b)	$3,834,000	$3,613,000
Audit-related fees(c)	752,000	1,150,000
Tax fees(d)	404,000	486,000
All other fees(e)	57,000	6,000
Total	$5,047,000	$5,255,000
______________________
(a)Amounts have been retrospectively adjusted to include fees paid by Gulf Power Company.
(b)Audit fees consist of fees billed for professional services rendered for the audit of FPL's and NEE's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL's and NEE's Quarterly Reports on Form 10-Q during the fiscal year and the audit of the effectiveness of internal control over financial reporting, comfort letters, and consents.
(c)Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and NEE's consolidated financial statements and are not reported under audit fees. These fees primarily relate to audits of subsidiary financial statements and attestation services.
(d)Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These fees primarily relate to research and development tax credit advice and planning services.
(e)All other fees consist of fees for products and services other than the services reported under the other named categories. In 2021 and 2020, these fees relate to training, and in 2021 also relate to advisory services for development of a request for proposal on financial systems implementation services.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Permitted services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified permitted services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any permitted service for which the fee is expected to exceed $500,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2021 and 2020, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits and Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	56
		Attestation Report of Independent Registered Public Accounting Firm	57
		Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	58
		NEE:
		Consolidated Statements of Income	60
		Consolidated Statements of Comprehensive Income	61
		Consolidated Balance Sheets	62
		Consolidated Statements of Cash Flows	63
		Consolidated Statements of Equity	64
		FPL:
		Consolidated Statements of Income	65
		Consolidated Balance Sheets	66
		Consolidated Statements of Cash Flows	67
		Consolidated Statements of Common Shareholder's Equity	68
		Notes to Consolidated Financial Statements	69 – 111

	2.	Financial Statement Schedules – Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)
		Certain exhibits listed below refer to "FPL Group" and "FPL Group Capital," and were effective prior to the change of the name FPL Group, Inc. to NextEra Energy, Inc., and of the name FPL Group Capital Inc to NextEra Energy Capital Holdings, Inc., during 2010.

Exhibit Number	Description	NEE	FPL
*2(a)	Agreement and Plan of Merger, dated as of December 18, 2020, between Gulf Power Company and Florida Power & Light Company (filed as Exhibit 2 to Form 8-K dated December 18, 2020, File No. 2-27612)		x
*3(i)a	Restated Articles of Incorporation of NextEra Energy, Inc. (filed as Exhibit 3(i) to Form 8-K dated October 26, 2020, File No. 1-8841)	x
*3(i)b	Restated Articles of Incorporation of Florida Power & Light Company (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 2010, File No. 2-27612)		x
*3(i)c	Articles of Merger of Florida Power & Light Company and Gulf Power Company (filed as Exhibit 3(i)(c) to Form 10-K for the year ended December 31, 2020, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of NextEra Energy, Inc., effective October 14, 2016 (filed as Exhibit 3(ii)(b) to Form 8-K dated October 14, 2016, File No. 1-8841)	x
*3(ii)b	Amended and Restated Bylaws of Florida Power & Light Company, as amended through October 17, 2008 (filed as Exhibit 3(ii)b to Form 10-Q for the quarter ended September 30, 2008, File No. 2-27612)		x

Exhibit Number	Description	NEE	FPL
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, as amended, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 1996, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated September 10, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated November 19, 2015, File No. 2-27612; Exhibit 4(b) to Form 10-K for the year ended December 31, 2017, File No. 2-27612; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2018, File No. 2-27612; Exhibit 4(j), File Nos. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(k), File Nos. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2019, File No. 2-27612; Exhibit 4(f) to Form 10-Q for the quarter ended September 30, 2019, File No. 2-27612; Exhibit 4(e) to Form 10-Q for the quarter ended March 31, 2020, File No. 2-27612; and Exhibit 4(b) to Form 10-K for the year ended December 31, 2020, File No. 2-27612)
		x	x
4(b)	One Hundred Thirty-Third Supplemental Indenture dated as of November 1, 2021 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
4(c)	One Hundred Thirty-Fourth Supplemental Indenture dated as of January 1, 2022 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
*4(d)
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
		x	x

Exhibit Number	Description	NEE	FPL
*4(f)
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
*4(j)
Officer's Certificate of Florida Power & Light Company, dated March 1, 2021, creating the Floating Rate Notes, Series due March 1, 2071 (filed as Exhibit 4 to Form 8-K dated March 1, 2021, File No. 2-27612)
		x	x
*4(k)
Officer's Certificate of Florida Power & Light Company, dated May 10, 2021, creating the Floating Rate Notes, Series due May 10, 2023 (filed as Exhibit 4 to Form 8-K dated May 10, 2021, File No. 2-27612)
		x	x
4(l)	Officer's Certificate of Florida Power & Light Company, dated January 14, 2022, creating the Floating Rate Notes, Series due January 12, 2024	x	x
*4(m)
Indenture (For Unsecured Debt Securities), dated as of June 1, 1999, between FPL Group Capital Inc and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)
x
*4(n)
First Supplemental Indenture to Indenture (For Unsecured Debt Securities) dated as of June 1, 1999, dated as of September 21, 2012, between NextEra Energy Capital Holdings, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2012, File No. 1-8841)
x
*4(o)
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
x
*4(s)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 9, 2019, creating the Series J Debentures due September 1, 2024 (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2019, File No. 1-8841)
x
*4(t)
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
*4(y)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 17, 2021, creating the 0.65% Debentures, Series due March 1, 2023 (filed as Exhibit 4(ak), File Nos. 333-254632, 333-254632-01 and 333-254632-02)
x
*4(z)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 17, 2021, creating the Floating Rate Debentures, Series due March 1, 2023 (filed as Exhibit 4(al), File Nos. 333-254632, 333-254632-01 and 333-254632-02)
x
*4(aa)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 8, 2021, creating the 1.90% Debentures, Series due June 15, 2028 (filed as Exhibit 4 to Form 8-K dated June 8, 2021, File No. 1-8841)
x
*4(bb)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated November 3, 2021, creating the Floating Rate Debentures, Series due November 3, 2023 (filed as Exhibit 4 to Form 8-K dated November 3, 2021, File No. 1-8841)
x
*4(cc)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated December 13, 2021, creating the 1.875% Debentures, Series due January 15, 2027 (filed as Exhibit 4(a) to Form 8-K dated December 13, 2021, File No. 1-8841)
x
*4(dd)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated December 13, 2021, creating the 2.440% Debentures, Series due January 15, 2032 (filed as Exhibit 4(b) to Form 8-K dated December 13, 2021, File No. 1-8841)
x
*4(ee)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated December 13, 2021, creating the 3.000% Debentures, Series due January 15, 2052 (filed as Exhibit 4(c) to Form 8-K dated December 13, 2021, File No. 1-8841)
x
*4(ff)
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
x
*4(kk)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated September 19, 2006, by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(cc) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)
x
*4(ll)
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
x

Exhibit Number	Description	NEE	FPL
*4(oo)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated September 29, 2017, creating the Series L Junior Subordinated Debentures due September 29, 2057 (filed as Exhibit 4(c) to Form 8-K dated September 29, 2017, File No. 1-8841)
x
*4(pp)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated November 2, 2017, creating the Series M Junior Subordinated Debentures due December 1, 2077 (filed as Exhibit 4(a) to Form 8-K dated November 2, 2017, File No. 1-8841)
x
*4(qq)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated March 15, 2019, creating the Series N Junior Subordinated Debentures due March 1, 2079 (filed as Exhibit 4 to Form 8-K dated March 15, 2019, File No. 1-8841)
x
*4(rr)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated April 4, 2019, creating the Series O Junior Subordinated Debentures due May 1, 2079 (filed as Exhibit 4(e) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(ss)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated December 14, 2021, creating the Series P Junior Subordinated Debentures due March 15, 2082 (filed as Exhibit 4 to Form 8-K dated December 14, 2021, File No. 1-8841)
x
*4(tt)
Purchase Contract Agreement, dated as of September 1, 2019, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(c) to Form 10-Q for the quarter ended September 30, 2019, File No. 1-8841)
x
*4(uu)
Pledge Agreement, dated as of September 1, 2019, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(d) to Form 10-Q for the quarter ended September 30, 2019, File No. 1-8841)
x
*4(vv)
Purchase Contract Agreement, dated as of February 1, 2020, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2020, File No. 1-8841)
x
*4(ww)
Pledge Agreement, dated as of February 1, 2020, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2020, File No. 1-8841)
x
*4(xx)
Purchase Contract Agreement, dated as of September 1, 2020, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(c) to Form 10-Q for the quarter ended September 30, 2020, File No. 1-8841)
x
*4(yy)
Pledge Agreement, dated as of September 1, 2020, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(d) to Form 10-Q for the quarter ended September 30, 2020, File No. 1-8841)
x
*4(zz)
Senior Note Indenture dated as of January 1, 1998, between Florida Power & Light Company (as successor to Gulf Power Company) and Computershare Trust Company, N.A., as Successor Trustee, and certain indentures supplemental thereto (filed as Exhibit 4.1 to Form 8-K dated June 17, 1998, File No. 0-2429; Exhibit 4.2 to Form 8-K dated September 9, 2010, File No. 1-31737; Exhibit 4.2 to Form 8-K dated May 15, 2012, File No. 1-31737; Exhibit 4.2 to Form 8-K dated June 10, 2013, File No. 1-31737; Exhibit 4.2 to Form 8-K dated September 16, 2014, File No. 1-31737; Exhibit 4.2 to Form 8-K dated May 15, 2017, File No. 1-31737; and Exhibit 4(ddd) to Form 10-K for the year ended December 31, 2020, File No. 2-27612)
		x	x
4(aaa)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	x
*10(a)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (SERP) (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(b)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005 (Restated SERP) (filed as Exhibit 10(b) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x

Exhibit Number	Description	NEE	FPL
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
*10(j)
Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2018, File No. 1-8841)
		x	x
*10(k)
Form of Restricted Stock Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2021, File No. 1-8841)
		x	x
*10(l)
Form of Restricted Stock Unit Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2021, File No. 1-8841)
		x	x
*10(m)
Form of Restricted Stock Unit Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2021, File No. 1-8841)
		x	x
*10(n)
Form of Restricted Stock Unit Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2021, File No. 1-8841)
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
*10(r)
Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(e) to Form 10-Q for the quarter ended March 31, 2021, File No. 1-8841)
		x	x
*10(s)
Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(f) to Form 10-Q for the quarter ended March 31, 2021, File No. 1-8841)
		x	x
*10(t)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(g) to Form 10-Q for the quarter ended March 31, 2021, File No. 1-8841)
		x	x
*10(u)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(h) to Form 10-Q for the quarter ended March 31, 2021, File No. 1-8841)
		x	x
*10(v)	NextEra Energy, Inc. 2021 Long Term Incentive Plan (filed as Exhibit 10 to Form 8-K dated May 20, 2021, File No. 1-8841)	x	x

Exhibit Number	Description	NEE	FPL
*10(w)
Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(b) to Form 10‑Q for the quarter ended June 30, 2021, File No. 1-8841)
		x	x
*10(x)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(c) to Form 10-Q for the quarter ended June 30, 2021, File No. 1-8841)
		x	x
*10(y)
Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 2021, File No. 1-8841)
		x	x
*10(z)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Amended and Restated Deferred Stock Award Agreement effective February 12, 2010 between FPL Group, Inc. and James L. Robo (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(aa)	Form of Deferred Stock Award Agreement under NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(bb)	NextEra Energy, Inc. 2013 Executive Annual Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 11, 2012, File No. 1-8841)	x	x
*10(cc)
NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005 as amended and restated through February 11, 2016 (filed as Exhibit 10(h) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(dd)	FPL Group, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(ee)	FPL Group, Inc. Executive Long-Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(ff)
FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)
x
*10(gg)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(hh)	NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, as amended and restated as of May 18, 2017 (filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2017, File No. 1-8841)	x
*10(ii)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2021 (filed as Exhibit 10(bb) to Form 10-K for the year ended December 31, 2020, File No. 1-8841)	x
10(jj)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2022	x
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
*10(pp)
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
*10(ss)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Robert P. Coffey dated as of June 14, 2021 (filed as Exhibit 10(e) to Form 10-Q for the quarter ended June 30, 2021, File No. 1-8841)
		x	x
*10(tt)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(uu)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
*10(vv)	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8-K dated July 1, 2014, File No. 1-36518)	x
*10(ww)	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.17 to Form 10-K for the year ended December 31, 2017, File No. 1-36518)	x
21	Subsidiaries of NextEra Energy, Inc.	x
22	Guaranteed Securities	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: February 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 17, 2022:

REBECCA J. KUJAWA	JAMES M. MAY
Rebecca J. Kujawa Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

SHERRY S. BARRAT	DAVID L. PORGES
Sherry S. Barrat	David L. Porges
JAMES L. CAMAREN	RUDY E. SCHUPP
James L. Camaren	Rudy E. Schupp
KENNETH B. DUNN	JOHN L. SKOLDS
Kenneth B. Dunn	John L. Skolds
NAREN K. GURSAHANEY	LYNN M. UTTER
Naren K. Gursahaney	Lynn M. Utter
KIRK S. HACHIGIAN	DARRYL L. WILSON
Kirk S. Hachigian	Darryl L. Wilson
AMY B. LANE
Amy B. Lane

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

Date: February 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 17, 2022:

REBECCA J. KUJAWA	KEITH FERGUSON
Rebecca J. Kujawa Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Keith Ferguson Controller (Principal Accounting Officer)

Director:

JAMES L. ROBO
James L. Robo

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.