Form 10-Q
period 2022-03-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2022-04-22
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at March 31, 2022: 1,964,499,706

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at March 31, 2022, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC – equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
CSCS agreement	amended and restated cash sweep and credit support agreement
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NextEra Energy Resources subsidiary
FPL	the legal entity, Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ISO	independent system operator
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP, a subsidiary of NEP
net generation	net ownership interest in plant(s) generation
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income (loss)
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PTC	production tax credit
regulatory ROE	return on common equity as determined for regulatory purposes
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources' subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America

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
•Any reductions or modifications to, or the elimination of, governmental incentives or policies that support utility scale renewable energy, including, but not limited to, tax laws, policies and incentives, renewable portfolio standards and feed-in tariffs, or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.
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
•Widespread public health crises and epidemics or pandemics may have material adverse impacts on NEE’s and FPL's business, financial condition, liquidity and results of operations.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K) and Part II, Item 1A. Risk Factors in this Form 10-Q, and investors should refer to those sections of the 2021 Form 10-K and this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING REVENUES	$2,890	$3,726
OPERATING EXPENSES
Fuel, purchased power and interchange	1,366	906
Other operations and maintenance	959	989
Depreciation and amortization	885	749
Taxes other than income taxes and other – net	478	427
Total operating expenses – net	3,688	3,071
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	23	14
OPERATING INCOME (LOSS)	(775)	669
OTHER INCOME (DEDUCTIONS)
Interest expense	142	421
Equity in earnings (losses) of equity method investees	(453)	440
Allowance for equity funds used during construction	37	29
Gains on disposal of investments and other property – net	18	29
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	(136)	58
Other net periodic benefit income	70	64
Other – net	45	38
Total other income (deductions) – net	(277)	1,079
INCOME (LOSS) BEFORE INCOME TAXES	(1,052)	1,748
INCOME TAX EXPENSE (BENEFIT)	(359)	250
NET INCOME (LOSS)	(693)	1,498
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	242	168
NET INCOME (LOSS) ATTRIBUTABLE TO NEE	$(451)	$1,666
Earnings (loss) per share attributable to NEE:
Basic	$(0.23)	$0.85
Assuming dilution	$(0.23)	$0.84

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
NET INCOME (LOSS)	$(693)	$1,498
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (loss) (net of $1 tax benefit and $1 tax benefit, respectively)	4	2
Net unrealized gains (losses) on available for sale securities:
Net unrealized losses on securities still held (net of $11 tax benefit and $3 tax benefit, respectively)	(30)	(8)
Reclassification from accumulated other comprehensive income (loss) to net income (loss) (net of $0 tax expense and $1 tax expense, respectively)	—	(3)
Defined benefit pension and other benefits plans:
Reclassification from accumulated other comprehensive income (loss) to net income (loss) (net of $0 tax expense and $0 tax benefit, respectively)	—	1
Net unrealized gains on foreign currency translation	12	6
Total other comprehensive loss, net of tax	(14)	(2)
COMPREHENSIVE INCOME (LOSS)	(707)	1,496
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	236	166
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEE	$(471)	$1,662

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,477	$639
Customer receivables, net of allowances of $29 and $35, respectively	3,298	3,378
Other receivables	993	730
Materials, supplies and fuel inventory	1,586	1,561
Regulatory assets	998	1,125
Derivatives	1,392	689
Other	1,244	1,166
Total current assets	10,988	9,288
Other assets:
Property, plant and equipment – net ($20,144 and $20,521 related to VIEs, respectively)	101,935	99,348
Special use funds	8,492	8,922
Investment in equity method investees	5,752	6,159
Prepaid benefit costs	2,293	2,243
Regulatory assets	4,655	4,578
Derivatives	1,559	1,135
Goodwill	4,844	4,844
Other	4,427	4,395
Total other assets	133,957	131,624
TOTAL ASSETS	$144,945	$140,912
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$1,755	$1,382
Other short-term debt	1,400	700
Current portion of long-term debt ($62 and $58 related to VIEs, respectively)	5,564	1,785
Accounts payable ($495 and $752 related to VIEs, respectively)	5,894	6,935
Customer deposits	485	485
Accrued interest and taxes	762	525
Derivatives	2,856	1,263
Accrued construction-related expenditures	1,572	1,378
Regulatory liabilities	303	289
Other	1,832	2,695
Total current liabilities	22,423	17,437
Other liabilities and deferred credits:
Long-term debt ($1,101 and $1,125 related to VIEs, respectively)	50,974	50,960
Asset retirement obligations	3,143	3,082
Deferred income taxes	8,217	8,310
Regulatory liabilities	10,926	11,273
Derivatives	2,429	1,713
Other	2,581	2,468
Total other liabilities and deferred credits	78,270	77,806
TOTAL LIABILITIES	100,693	95,243
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIE	203	245
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 1,964 and 1,963, respectively)	20	20
Additional paid-in capital	11,262	11,271
Retained earnings	24,625	25,911
Accumulated other comprehensive loss	(20)	—
Total common shareholders' equity	35,887	37,202
Noncontrolling interests ($8,154 and $8,217 related to VIEs, respectively)	8,162	8,222
TOTAL EQUITY	44,049	45,424
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$144,945	$140,912

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(693)	$1,498
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	885	749
Nuclear fuel and other amortization	75	74
Unrealized losses (gains) on marked to market derivative contracts – net	1,634	(320)
Foreign currency transaction gains	(20)	(51)
Deferred income taxes	(14)	297
Cost recovery clauses and franchise fees	(12)	(86)
Equity in losses (earnings) of equity method investees	453	(440)
Distributions of earnings from equity method investees	120	121
Gains on disposal of businesses, assets and investments – net	(41)	(43)
Other – net	54	(239)
Changes in operating assets and liabilities:
Current assets	(183)	(445)
Noncurrent assets	(23)	(128)
Current liabilities	(302)	247
Noncurrent liabilities	29	58
Net cash provided by operating activities	1,962	1,292
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,167)	(1,520)
Independent power and other investments of NEER	(2,593)	(2,999)
Nuclear fuel purchases	(20)	(57)
Other capital expenditures	(113)	1
Proceeds from sale or maturity of securities in special use funds and other investments	1,084	1,377
Purchases of securities in special use funds and other investments	(1,212)	(1,460)
Other – net	328	238
Net cash used in investing activities	(4,693)	(4,420)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	4,309	4,616
Retirements of long-term debt	(493)	(432)
Net change in commercial paper	373	458
Proceeds from other short-term debt	700	—
Repayments of other short-term debt	—	(200)
Payments from related parties under a cash sweep and credit support agreement – net	78	74
Issuances of common stock/equity units – net	1	4
Dividends on common stock	(836)	(755)
Other – net	21	(22)
Net cash provided by financing activities	4,153	3,743
Effects of currency translation on cash, cash equivalents and restricted cash	—	4
Net increase in cash, cash equivalents and restricted cash	1,422	619
Cash, cash equivalents and restricted cash at beginning of period	1,316	1,546
Cash, cash equivalents and restricted cash at end of period	$2,738	$2,165
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$4,954	$3,825
Decrease in construction work in progress and contract liability (See Note 11)	$551	$—

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended March 31, 2022	Shares	Aggregate Par Value
Balances, December 31, 2021	1,963	$20	$11,271	$—	$25,911	$37,202	$8,222	$45,424	$245
Net income (loss)	—	—	—	—	(451)	(451)	(247)		5
Share-based payment activity	1	—	(6)	—	—	(6)	—		—
Dividends on common stock(a)	—	—	—	—	(836)	(836)	—		—
Other comprehensive income (loss)	—	—	—	(20)	—	(20)	6		—
Other differential membership interests activity	—	—	(1)	—	—	(1)	159		(46)
Other	—	—	(2)	—	1	(1)	22		(1)
Balances, March 31, 2022	1,964	$20	$11,262	$(20)	$24,625	$35,887	$8,162	$44,049	$203
———————————————
(a)Dividends per share were $0.425 for the three months ended March 31, 2022.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
Three Months Ended March 31, 2021	Shares	Aggregate Par Value
Balances, December 31, 2020	1,960	$20	$11,222	$(92)	$25,363	$36,513	$8,416	$44,929
Net income (loss)	—	—	—	—	1,666	1,666	(168)
Share-based payment activity	2	—	(24)	—	—	(24)	—
Dividends on common stock(a)	—	—	—	—	(755)	(755)	—
Other comprehensive income (loss)	—	—	—	(5)	—	(5)	2
Other differential membership interests activity	—	—	—	—	—	—	65
Other	(1)	—	(15)	(1)	(1)	(17)	37
Balances, March 31, 2021	1,961	$20	$11,183	$(98)	$26,273	$37,378	$8,352	$45,730
_______________________
(a)Dividends per share were $0.385 for the three months ended March 31, 2021.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING REVENUES	$3,712	$2,970
OPERATING EXPENSES
Fuel, purchased power and interchange	1,200	772
Other operations and maintenance	396	385
Depreciation and amortization	463	339
Taxes other than income taxes and other – net	410	360
Total operating expenses – net	2,469	1,856
OPERATING INCOME	1,243	1,114
OTHER INCOME (DEDUCTIONS)
Interest expense	(173)	(155)
Allowance for equity funds used during construction	34	27
Total other deductions – net	(139)	(128)
INCOME BEFORE INCOME TAXES	1,104	986
INCOME TAXES	229	209
NET INCOME(a)	$875	$777
_______________________
(a)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$52	$55
Customer receivables, net of allowances of $7 and $11, respectively	1,363	1,297
Other receivables	352	350
Materials, supplies and fuel inventory	981	963
Regulatory assets	982	1,111
Other	175	142
Total current assets	3,905	3,918
Other assets:
Electric utility plant and other property – net	59,548	58,227
Special use funds	5,878	6,158
Prepaid benefit costs	1,690	1,657
Regulatory assets	4,418	4,343
Goodwill	2,989	2,989
Other	662	775
Total other assets	75,185	74,149
TOTAL ASSETS	$79,090	$78,067
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$1,580	$1,382
Other short-term debt	200	200
Current portion of long-term debt	552	536
Accounts payable	1,103	1,318
Customer deposits	478	478
Accrued interest and taxes	555	322
Accrued construction-related expenditures	451	601
Regulatory liabilities	294	278
Other	493	643
Total current liabilities	5,706	5,758
Other liabilities and deferred credits:
Long-term debt	20,441	17,974
Asset retirement obligations	2,069	2,049
Deferred income taxes	7,258	7,137
Regulatory liabilities	10,703	11,053
Other	444	502
Total other liabilities and deferred credits	40,915	38,715
TOTAL LIABILITIES	46,621	44,473
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	19,936	19,936
Retained earnings	11,160	12,285
TOTAL EQUITY	32,469	33,594
TOTAL LIABILITIES AND EQUITY	$79,090	$78,067

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$875	$777
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	463	339
Nuclear fuel and other amortization	45	43
Deferred income taxes	191	175
Cost recovery clauses and franchise fees	(12)	(86)
Other – net	(7)	(101)
Changes in operating assets and liabilities:
Current assets	(54)	132
Noncurrent assets	(26)	(11)
Current liabilities	11	16
Noncurrent liabilities	45	(10)
Net cash provided by operating activities	1,531	1,274
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,167)	(1,520)
Nuclear fuel purchases	(5)	(25)
Proceeds from sale or maturity of securities in special use funds	693	1,001
Purchases of securities in special use funds	(722)	(1,032)
Other – net	(15)	1
Net cash used in investing activities	(2,216)	(1,575)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including discounts	2,498	184
Net change in commercial paper	198	(932)
Capital contributions from NEE	—	1,035
Dividends to NEE	(2,000)	—
Other – net	(22)	(8)
Net cash provided by financing activities	674	279
Net decrease in cash, cash equivalents and restricted cash	(11)	(22)
Cash, cash equivalents and restricted cash at beginning of period	108	160
Cash, cash equivalents and restricted cash at end of period	$97	$138
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$802	$826

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended March 31, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2021	$1,373	$19,936	$12,285	$33,594
Net income	—	—	875
Dividends to NEE	—	—	(2,000)
Balances, March 31, 2022	$1,373	$19,936	$11,160	$32,469

Three Months Ended March 31, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2020	$1,373	$18,236	$9,619	$29,228
Net income	—	—	777
Capital contributions from NEE	—	1,035	—
Balances, March 31, 2021	$1,373	$19,271	$10,396	$31,040

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2021 Form 10-K. In the opinion of NEE and FPL management, all adjustments considered necessary for fair financial statement presentation have been made. All adjustments are normal and recurring unless otherwise noted. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 2) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $5.0 billion ($3.7 billion at FPL) and $4.0 billion ($3.0 billion at FPL) for the three months ended March 31, 2022 and 2021, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar. During the three months ended March 31, 2021, NEER did not recognize approximately $180 million of revenue related to reimbursable expenses from a counterparty that were deemed not probable of collection. These reimbursable expenses arose from the impacts of severe prolonged winter weather in Texas in February 2021 (February 2021 weather event). These determinations were made based on assessments of the counterparty's creditworthiness and NEER's ability to collect.
FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL's retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At March 31, 2022 and December 31, 2021, FPL's unbilled revenues amounted to approximately $573 million and $583 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of March 31, 2022, FPL expects to record approximately $385 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2022 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales associated with ISO annual auctions through 2026, certain power purchase agreements with maturity dates through 2034 and capacity sales associated with natural gas transportation through 2062. At March 31, 2022, NEER expects to record approximately $1.3 billion of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

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

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value. At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause. For NEE's non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives' fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income (loss). Settlement gains and losses are included within the line items in the condensed consolidated statements of income (loss) to which they relate. Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income (loss). For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Settlements related to derivative instruments are recognized in net cash provided by operating activities in NEE's and FPL's condensed consolidated statements of cash flows.

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income (loss). At March 31, 2022, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $3 million of net losses included in AOCI at March 31, 2022 are expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at March 31, 2022 and December 31, 2021, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2022
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$4,327	$9,170	$1,968	$(12,708)	$2,757
Interest rate contracts	$—	$243	$—	$(33)	210
Foreign currency contracts	$—	$21	$—	$(37)	(16)
Total derivative assets					$2,951

FPL – commodity contracts	$—	$8	$7	$(9)	$6

Liabilities:
NEE:
Commodity contracts	$5,926	$9,042	$3,040	$(13,133)	$4,875
Interest rate contracts	$—	$387	$—	$(33)	354
Foreign currency contracts	$—	$93	$—	$(37)	56
Total derivative liabilities					$5,285

FPL – commodity contracts	$—	$6	$17	$(9)	$14

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$1,392
Noncurrent derivative assets(c)					1,559
Total derivative assets					$2,951
Current derivative liabilities(d)					$2,856
Noncurrent derivative liabilities(e)					2,429
Total derivative liabilities					$5,285

Net fair value by FPL balance sheet line item:
Current other assets					$6
Current other liabilities					$14
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
(b)Reflects the netting of approximately $573 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $74 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $87 million in margin cash collateral paid to counterparties.
(e)Reflects the netting of approximately $985 million in margin cash collateral paid to counterparties.

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
(e)Reflects the netting of approximately $172 million in margin cash collateral paid to counterparties

At March 31, 2022 and December 31, 2021, NEE had approximately $47 million and $56 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at March 31, 2022 and December 31, 2021, NEE had approximately $633 million and $673 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at March 31, 2022 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	March 31, 2022		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$294	$(450)	Discounted cash flow	Forward price (per MWh)	$(4)	—	$223	$43
Forward contracts – gas	206	(180)	Discounted cash flow	Forward price (per MMBtu)	$2	—	$23	$4
Forward contracts – congestion	23	(8)	Discounted cash flow	Forward price (per MWh)	$(12)	—	$21	$—
Options – power	88	(11)	Option models	Implied correlations	37%	—	87%	53%
				Implied volatilities	18%	—	242%	61%
Options – primarily gas	1,076	(966)	Option models	Implied correlations	37%	—	87%	53%
				Implied volatilities	18%	—	242%	43%
Full requirements and unit contingent contracts	35	(1,285)	Discounted cash flow	Forward price (per MWh)	$3	—	$386	$78
				Customer migration rate(b)	—%	—	56%	2%
Forward contracts – other	246	(140)
Total	$1,968	$(3,040)
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2022		2021
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$170	$8	$1,374	$(1)
Realized and unrealized gains (losses):
Included in operating revenues	(1,535)	—	(130)	—
Included in regulatory assets and liabilities	(19)	(19)	(2)	(2)
Purchases	183	—	38	—
Settlements	250	1	(89)	1
Issuances	(98)	—	(21)	—
Transfers out(a)	(23)	—	(13)	—
Fair value of net derivatives based on significant unobservable inputs at March 31	$(1,072)	$(10)	$1,157	$(2)
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$(1,405)	$—	$(125)	$—
———————————————
(a)Transfers from Level 3 to Level 2 were a result of increased observability of market data.

Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income (loss) as follows:

	Three Months Ended March 31,
	2022	2021
	(millions)
Commodity contracts(a) – operating revenues	$(2,389)	$(488)
Foreign currency contracts – interest expense	1	(40)
Interest rate contracts – interest expense	471	747
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(5)	(1)
Foreign currency contracts	(1)	(1)
Total	$(1,923)	$217
———————————————
(a)For the three months ended March 31, 2022 and 2021, FPL recorded losses of approximately $12 million and $7 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

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

	March 31, 2022				December 31, 2021
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(97)	MWh	—		(103)	MWh	—
Natural gas	(1,180)	MMBtu	298	MMBtu	(1,290)	MMBtu	91	MMBtu
Oil	(34)	barrels	—		(33)	barrels	—

At March 31, 2022 and December 31, 2021, NEE had interest rate contracts with a notional amount of approximately $11.2 billion and $11.2 billion, respectively, and foreign currency contracts with a notional amount of approximately $1.0 billion and $1.0 billion, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At March 31, 2022 and December 31, 2021, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $7.5 billion ($17 million for FPL) and $4.1 billion ($12 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $1,240 million (none at FPL) at March 31, 2022 and $645 million (none at FPL) at December 31, 2021. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $3.9 billion ($20 million at FPL) at March 31, 2022 and $2.7 billion ($35 million at FPL) at December 31, 2021. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.1 billion ($135 million at FPL) at March 31, 2022 and $1.0 billion ($145 million at FPL) at December 31, 2021.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At March 31, 2022 and December 31, 2021, applicable NEE subsidiaries have posted approximately $99 million (none at FPL) and $84 million (none at FPL), respectively, in cash, and $1.2 billion (none at FPL) and $1.1 billion (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2022
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$548	$—		$—	$548
FPL – equity securities	$46	$—		$—	$46
Special use funds:(b)
NEE:
Equity securities	$2,414	$2,870	(c)	$—	$5,284
U.S. Government and municipal bonds	$728	$56		$—	$784
Corporate debt securities	$1	$857		$—	$858
Asset-backed securities	$—	$635		$—	$635
Other debt securities	$2	$35		$—	$37
FPL:
Equity securities	$833	$2,602	(c)	$—	$3,435
U.S. Government and municipal bonds	$597	$29		$—	$626
Corporate debt securities	$—	$634		$—	$634
Asset-backed securities	$—	$499		$—	$499
Other debt securities	$2	$24		$—	$26
Other investments:(d)
NEE:
Equity securities	$67	$2		$—	$69
Debt securities	$105	$186		$37	$328
FPL – equity securities	$14	$—		$—	$14

———————————————
(a)Includes restricted cash equivalents of approximately $52 million ($44 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2021
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$176	$—		$—	$176
FPL – equity securities	$58	$—		$—	$58
Special use funds:(b)
NEE:
Equity securities	$2,538	$2,973	(c)	$—	$5,511
U.S. Government and municipal bonds	$770	$75		$—	$845
Corporate debt securities	$7	$955		$—	$962
Asset-backed securities	$—	$663		$—	$663
Other debt securities	$2	$33		$—	$35
FPL:
Equity securities	$862	$2,690	(c)	$—	$3,552
U.S. Government and municipal bonds	$624	$44		$—	$668
Corporate debt securities	$6	$720		$—	$726
Asset-backed securities	$—	$515		$—	$515
Other debt securities	$2	$23		$—	$25
Other investments:(d)
NEE:
Equity securities	$70	$2		$—	$72
Debt securities	$111	$162		$12	$285
FPL – equity securities	$13	$—		$—	$13
———————————————
(a)Includes restricted cash equivalents of approximately $56 million ($53 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Contingent Consideration – At March 31, 2022, NEER had approximately $245 million of contingent consideration liabilities which are included in noncurrent other liabilities on NEE's condensed consolidated balance sheet. The liabilities relate to contingent consideration for the completion of capital expenditures for future development projects in connection with the acquisition of GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance) (see Note 5 – GridLiance). NEECH guarantees the contingent consideration obligations under the GridLiance acquisition agreements. Significant inputs and assumptions used in the fair value measurement, some of which are Level 3 and require judgement, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates.

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2022			December 31, 2021
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$894	$894		$906	$907
Other investments(b)	$180	$180		$102	$102
Long-term debt, including current portion	$56,538	$57,304	(c)	$52,745	$57,290	(c)
FPL:
Special use funds(a)	$658	$659		$672	$672
Long-term debt, including current portion	$20,993	$22,061	(c)	$18,510	$21,379	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Included in noncurrent other assets on NEE's condensed consolidated balance sheets.
(c)At March 31, 2022 and December 31, 2021, substantially all is Level 2 for NEE and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Special Use Funds and Other Investments – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $8,417 million ($5,803 million for FPL) and $8,846 million ($6,082 million for FPL) at March 31, 2022 and December 31, 2021, respectively, and FPL's storm fund assets of $75 million and $76 million at March 31, 2022 and December 31, 2021, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $2,695 million ($1,840 million for FPL) and $2,438 million ($1,877 million for FPL) at March 31, 2022 and December 31, 2021, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2022 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at March 31, 2022 of approximately two years. Other investments consist of debt securities with a weighted-average maturity at March 31, 2022 of approximately four years. The cost of securities sold is determined using the specific identification method.

For FPL's special use funds, changes in fair value of debt and equity securities, including any estimated credit losses of debt securities, result in a corresponding adjustment to the related regulatory asset or liability accounts, consistent with regulatory treatment. For NEE's non-rate regulated operations, changes in fair value of debt securities result in a corresponding adjustment to OCI, except for estimated credit losses and unrealized losses on debt securities intended or required to be sold prior to recovery of the amortized cost basis, which are recognized in other – net in NEE's condensed consolidated statements of income (loss). Changes in fair value of equity securities are primarily recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE’s condensed consolidated statements of income (loss).

Unrealized gains (losses) recognized on equity securities held at March 31, 2022 and 2021 are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(millions)
Unrealized gains (losses)	$(299)	$247	$(190)	$161

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(millions)
Realized gains	$8	$18	$7	$12
Realized losses	$27	$14	$19	$13
Proceeds from sale or maturity of securities	$721	$548	$418	$390

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(millions)
Unrealized gains	$16	$76	$13	$63
Unrealized losses(a)	$115	$19	$78	$15
Fair value	$2,039	$1,100	$1,394	$857
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at March 31, 2022 and December 31, 2021 were not material to NEE or FPL.

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

Nonrecurring Fair Value Measurements – NEE tests its equity method investments for impairment whenever events or changes in circumstances indicate that the investment may be impaired. On February 2, 2022, the U.S. Court of Appeals for the Fourth Circuit (the 4th Circuit) vacated and remanded Mountain Valley Pipeline, LLC’s (Mountain Valley Pipeline) Biological Opinion issued by the U.S. Fish and Wildlife Service. While NextEra Energy Resources continues to evaluate options and next steps with its joint venture partners, this event along with the 4th Circuit vacatur and remand of the U.S. Forest Service right-of-way grant on January 25, 2022 caused NextEra Energy Resources to re-evaluate its investment in Mountain Valley Pipeline for further other-than-temporary impairment, which evaluation coincided with the preparation of NEE's December 31, 2021 financial statements. As a result of this evaluation, it was determined that the continued legal and regulatory challenges have resulted in a very low probability of pipeline completion. Accordingly, NextEra Energy Resources performed a fair value analysis based on the market approach to determine the amount of the impairment. The challenges to complete construction and the resulting economic outlook for the pipeline were considered in determining the magnitude of the other-than-temporary impairment. Based on this fair value analysis, NextEra Energy Resources recorded an impairment charge of approximately $0.8 billion ($0.6 billion after tax), which is recorded in equity in earnings (losses) of equity method investees in NEE’s condensed consolidated statements of income (loss) for the three months ended March 31, 2022. This impairment charge resulted in the complete write off of NextEra Energy Resources’ equity method investment carrying amount of approximately $0.6 billion, as well as the recording of a liability of approximately $0.2 billion which reflects NextEra Energy Resources’ share of estimated future dismantlement costs.

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

4.  Income Taxes

NEE's effective income tax rate for the three months ended March 31, 2022 and 2021 was approximately 34.1% and 14.3%, respectively. NEE's effective income tax rate is based on the composition of pretax income or loss, and, for the three months ended March 31, 2022, primarily reflects the impact of unfavorable changes in the fair value of commodity and equity securities held in NEER's nuclear decommissioning funds, as well as the impairment charge related to the investment in Mountain Valley Pipeline (see Note 3 – Nonrecurring Fair Value Measurements). State income taxes for the three months ended March 31, 2021 reflect state tax benefits associated with the financial impacts from the February 2021 weather event.

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	5.7	0.8	4.3	4.4
Taxes attributable to noncontrolling interests	(4.7)	2.0	—	—
PTCs and ITCs – NEER	6.2	(5.0)	—	—
Amortization of deferred regulatory credit	4.7	(1.9)	(4.0)	(3.4)
Other – net	1.2	(2.6)	(0.6)	(0.8)
Effective income tax rate	34.1%	14.3%	20.7%	21.2%

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NEE recognizes PTCs as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year. NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the expected value of most wind projects and a fundamental component of such wind projects' results of operations. PTCs, as well as ITCs, can significantly affect NEE's effective income tax rate depending on the amount of pretax income or loss. The amount of PTCs recognized can be significantly affected by wind generation and by the roll off of PTCs after ten years of production.

5. Acquisitions

Merger of FPL and Gulf Power Company – On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. As a result of the merger, FPL acquired assets of approximately $6.7 billion, primarily relating to property, plant and equipment, net of approximately $4.9 billion and regulatory assets of $1.2 billion, and assumed liabilities of approximately $3.9 billion, including $1.8 billion of debt, primarily long-term debt, $729 million of deferred income taxes and $566 million of regulatory liabilities. Additionally, goodwill of approximately $2.7 billion and purchase accounting adjustments associated with the 2019 Gulf Power Company acquisition by NEE were transferred to FPL from Corporate and Other and, for impairment testing, the goodwill is included in the FPL reporting unit. The assets acquired and liabilities assumed by FPL were at carrying amounts as the merger was between entities under common control.

GridLiance – On March 31, 2021, a wholly owned subsidiary of NEET acquired GridLiance, which owns and operates three FERC-regulated transmission utilities with approximately 700 miles of high-voltage transmission lines across six states, five in the Midwest and Nevada. The purchase price included approximately $502 million in cash consideration, and the assumption of approximately $175 million of debt, excluding post-closing adjustments.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. The approval by the FERC of GridLiance’s rates, which is intended to allow GridLiance to collect total revenues equal to GridLiance's costs for the development, financing, construction, operation and maintenance of GridLiance, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of GridLiance's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $384 million, primarily relating to property, plant and equipment, and assumed liabilities of approximately $210 million, primarily relating to long-term debt. The acquisition agreements are subject to earn-out provisions for additional payments, valued at approximately $264 million at March 31, 2021, to be made upon the completion of capital expenditures for future development projects (see Note 3 – Contingent Consideration). The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $592 million of goodwill which has been recognized on NEE's condensed consolidated balance sheets, of which approximately $586 million is expected to be deductible for tax purposes. Goodwill associated with the GridLiance acquisition is reflected within NEER and, for impairment testing, is included in the rate-regulated transmission reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses.

6.  NEP

NextEra Energy Resources provides operational, management and administrative services as well as transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a CSCS agreement with a subsidiary of NEP. At March 31, 2022 and December 31, 2021, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $135 million and $57 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $41 million and $33 million for the three months ended March 31, 2022 and 2021, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income (loss). Amounts due from NEP of approximately $78 million and $113 million are included in other receivables and $39 million and $40 million are included in noncurrent other assets at March 31, 2022 and December 31, 2021, respectively. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $3,382 million at March 31, 2022 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2022 to 2059, including certain project performance obligations, obligations under financing and interconnection agreements and obligations, primarily incurred and future construction payables, associated with the December 2021 sale of projects to NEP (see Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests). Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At March 31, 2022, approximately $43 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
7.  Variable Interest Entities (VIEs)

NEER – At March 31, 2022, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Eight indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar facilities with the capability of producing a total of approximately 772 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $1,848 million and $1,202 million, respectively, at March 31, 2022, and $1,851 million and $1,258 million, respectively, at December 31, 2021. At March 31, 2022 and December 31, 2021, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE that constructed an approximately 280-mile electric transmission line that went into service during the first quarter of 2022. A NEET subsidiary is the primary beneficiary and controls the most significant activities of the VIE. NEET is entitled to receive 50% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $649 million and $61 million, respectively, at March 31, 2022, and $614 million and $64 million, respectively, at December 31, 2021. At March 31, 2022 and December 31, 2021, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and accounts payable.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind generation facilities and solar facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,513 million and $77 million, respectively, at March 31, 2022, and $1,518 million and $79 million, respectively, at December 31, 2021. At March 31, 2022 and December 31, 2021, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and accounts payable.

NextEra Energy Resources consolidates 33 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation as well as solar and solar plus battery storage facilities with the capability of producing a total of approximately 10,626 MW and 1,069 MW, respectively, and own wind generation as well as solar and solar plus battery storage facilities that, upon completion of construction, which is anticipated in the second quarter of 2022, are expected to have a total capacity of approximately 200 MW and 50 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $17,054 million and $1,257 million, respectively, at March 31, 2022 and $17,419 million and $1,480 million, respectively, at December 31, 2021. At March 31, 2022 and December 31, 2021, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable. At March 31, 2022, subsidiaries of NEE had guarantees related to certain obligations of one of these consolidated VIEs.

Other – At March 31, 2022 and December 31, 2021, several NEE subsidiaries had investments totaling approximately $4,368 million ($3,641 million at FPL) and $4,559 million ($3,799 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo (see Note 6). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $4,438 million and $4,214 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
an additional approximately $80 million and $110 million, respectively, in several of these entities. See further discussion of such guarantees and commitments in Note 12 – Commitments and – Contracts, respectively.

8.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic cost (income) for the plans are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(millions)
Service cost	$22	$22	$—	$1
Interest cost	19	16	1	1
Expected return on plan assets	(91)	(85)	—	—
Amortization of actuarial loss	—	6	1	1
Amortization of prior service benefit	—	—	(1)	(4)
Net periodic cost (income) at NEE	$(50)	$(41)	$1	$(1)
Net periodic cost (income) allocated to FPL	$(34)	$(27)	$1	$(1)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9.  Debt

Significant long-term debt issuances and borrowings during the three months ended March 31, 2022 were as follows:

	Principal Amount	Interest Rate				Maturity Date
	(millions)
FPL:
First mortgage bonds	$1,500	2.45%				2032
Senior unsecured notes	$1,000	Variable			(a)	2024
NEECH:
Debentures	$1,375	2.94%	–	4.30%		2024	–	2062
Debentures	$400	Variable			(a)	2024
———————————————
(a)Variable rate is based on an underlying index plus a specified margin

10. Equity

Earnings (Loss) Per Share – The reconciliation of NEE's basic and diluted earnings (loss) per share attributable to NEE is as follows:

	Three Months Ended March 31,
	2022	2021
	(millions, except per share amounts)
Numerator – net income (loss) attributable to NEE	$(451)	$1,666
Denominator:
Weighted-average number of common shares outstanding – basic	1,964.7	1,961.6
Equity units, stock options, performance share awards and restricted stock(a)	8.9	11.4
Weighted-average number of common shares outstanding – assuming dilution	1,973.6	1,973.0
Earnings (loss) per share attributable to NEE:
Basic	$(0.23)	$0.85
Assuming dilution	$(0.23)	$0.84
———————————————
(a)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 58.5 million and 58.4 million for the three months ended March 31, 2022 and 2021, respectively.

Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three months ended March 31, 2022
Balances, December 31, 2021	$14		$5	$25	$(49)	$5	$—
Other comprehensive income (loss) before reclassifications	—		(30)	—	12	—	(18)
Amounts reclassified from AOCI	4	(a)	—	—	—	—	4
Net other comprehensive income (loss)	4		(30)	—	12	—	(14)
Less other comprehensive income attributable to noncontrolling interests	—		—	—	6	—	6
Balances, March 31, 2022	$18		$(25)	$25	$(43)	$5	$(20)
Attributable to noncontrolling interests	$—		$—	$—	$12	$—	$12
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income (loss). See Note 2 – Income Statement Impact of Derivative Instruments.

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
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income (loss). See Note 2 – Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income (loss).
(c)Reclassified to other net periodic benefit income in NEE's condensed consolidated statements of income (loss).

11.  Summary of Significant Accounting and Reporting Policies

Restricted Cash – At March 31, 2022 and December 31, 2021, NEE had approximately $1,261 million ($45 million for FPL) and $677 million ($53 million for FPL), respectively, of restricted cash, which is included in current other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $402 million is netted against derivative assets and $985 million is netted against derivative liabilities at March 31, 2022 and $121 million is netted against derivative assets and $172 million is netted against derivative liabilities at December 31, 2021. See Note 2.

Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests – In December 2021, subsidiaries of NextEra Energy Resources sold their 100% ownership interest, comprised of a 50% controlling ownership interest to a NEP subsidiary and a 50% noncontrolling ownership interest to a third party, in a portfolio of seven wind generation facilities and six solar generation facilities representing a total generating capacity of 2,520 MW and 115 MW of battery storage capacity, three of which facilities were under construction. In connection with the three facilities that were under construction, approximately $668 million of cash received, which was subject to post-closing adjustments, was recorded as contract liabilities, which was included in current other liabilities on NEE’s condensed consolidated balance sheet at December 31, 2021. During the three months ended March 31, 2022, upon the three facilities achieving commercial operations, approximately $551 million of contract liabilities were reversed and the sale was recognized for accounting purposes. The remaining contract liability balance primarily relates to differential membership interests proceeds and is contingent on the enactment of a solar PTC by October 31, 2022 and is included in current other liabilities on NEE’s condensed consolidated balance sheet at March 31, 2022. If there is an enactment of a solar PTC by October 31, 2022, the contract liability will be reversed and the additional sales proceeds recognized for accounting purposes. Otherwise, NextEra Energy Resources may be required to return proceeds related to differential membership interests of approximately $117 million to NEP. In addition, NextEra Energy Resources is responsible to pay for all construction costs related to the portfolio. At March 31, 2022 and December 31, 2021, approximately $545 million and $970 million, respectively, is included in accounts payable on NEE's condensed consolidated balance sheets and represents amounts owed by NextEra Energy Resources to NEP to reimburse NEP for construction costs.

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

For the three months ended March 31, 2022 and 2021, NEE recorded approximately $37 million and $152 million of bad debt expense, including credit losses, respectively, which are included in O&M expenses in NEE’s condensed consolidated statements of income (loss). The amounts primarily relate to credit losses at NEER driven by the operational and energy market impacts of the February 2021 weather event. The estimate for credit losses related to the impacts of the February 2021 weather

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
event was developed based on NEE’s assessment of the ultimate collectability of these receivables under potential workout scenarios. At March 31, 2022 and December 31, 2021, approximately $159 million and $127 million of allowances, respectively, are included in noncurrent other assets on NEE's condensed consolidated balance sheets related to the February 2021 weather event.

Property Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(millions)
Electric plant in service and other property	$115,172	$112,500	$69,119	$67,771
Nuclear fuel	1,561	1,606	1,124	1,170
Construction work in progress	14,721	14,141	6,543	6,326
Property, plant and equipment, gross	131,454	128,247	76,786	75,267
Accumulated depreciation and amortization	(29,519)	(28,899)	(17,238)	(17,040)
Property, plant and equipment – net	$101,935	$99,348	$59,548	$58,227

12.  Commitments and Contingencies

Commitments – NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL include, among other things, the cost for construction of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for development, construction and maintenance of its competitive energy businesses. Also see Note 3 – Contingent Consideration.

At March 31, 2022, estimated capital expenditures, on an accrual basis, for the remainder of 2022 through 2026 were as follows:

	Remainder of 2022	2023	2024	2025	2026	Total
	(millions)
FPL:
Generation:(a)
New(b)	$1,665	$1,670	$1,700	$935	$1,065	$7,035
Existing	1,275	1,405	1,170	1,170	1,220	6,240
Transmission and distribution(c)	2,990	3,965	4,325	5,065	5,010	21,355
Nuclear fuel	135	110	145	145	120	655
General and other	590	620	525	650	640	3,025
Total	$6,655	$7,770	$7,865	$7,965	$8,055	$38,310
NEER:(d)
Wind(e)	$2,630	$300	$30	$20	$20	$3,000
Solar(f)	3,130	1,570	235	—	—	4,935
Battery storage	210	80	—	—	5	295
Nuclear, including nuclear fuel	180	150	200	205	210	945
Rate-regulated transmission	135	120	40	25	10	330
Other	1,180	130	150	140	95	1,695
Total	$7,465	$2,350	$655	$390	$340	$11,200
———————————————
(a)Includes AFUDC of approximately $50 million, $75 million, $45 million, $25 million and $25 million for the remainder of 2022 through 2026, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $35 million, $45 million, $50 million, $30 million and $60 million for the remainder of 2022 through 2026, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 3,464 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 5,594 MW and related transmission.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates. For example, the timing and ultimate cost associated with solar and battery storage capital expenditures may vary due to the U.S. Department of Commerce's investigation into an antidumping and countervailing duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand and Cambodia.

In addition to guarantees noted in Note 6 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $484 million at March 31, 2022. These obligations primarily related to guaranteeing the residual value of certain financing leases. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At March 31, 2022, NEER has entered into contracts with expiration dates through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel. Approximately $5.0 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2040.
The required capacity and/or minimum payments under contracts, including those discussed above, at March 31, 2022 were estimated as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter
	(millions)
FPL(a)	$780	$1,005	$980	$910	$840	$8,570
NEER(b)(c)(d)	$4,795	$565	$175	$80	$65	$525
———————————————
(a)Includes approximately $310 million, $410 million, $410 million, $405 million, $400 million and $5,960 million for the remainder of 2022 through 2026 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $102 million and $103 million for the three months ended March 31, 2022 and 2021, respectively, of which $26 million and $26 million, respectively, were eliminated in consolidation at NEE.
(b)Excludes commitments related to equity contributions and a 20-year natural gas transportation agreement (approximately $70 million per year) with a joint venture, in which NEER has a 31.9% equity investment, that is constructing a natural gas pipeline. These commitments are subject to the completion of construction of the pipeline which has a very low probability of completion. See Note 3 – Nonrecurring Fair Value Measurements.
(c)Includes approximately $310 million of commitments to invest in technology and other investments through 2031. See Note 7 – Other.
(d)Includes approximately $1,040 million, $225 million, $5 million, $5 million, $0 million and $5 million for the remainder of 2022 through 2026 and thereafter, respectively, of joint obligations of NEECH and NEER.

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

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils, except for Duane Arnold which has a limit of $50 million for property damage, decontamination risks and non-nuclear perils. NEE participates in co-insurance of 10% of the first $400 million of losses per site per occurrence, except at Duane Arnold. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $158 million ($101 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $2 million and $4 million, plus any applicable taxes, respectively.

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

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by NEE and FPL, and could have a material adverse effect on NEE's and FPL's financial condition, results of operations and liquidity.

13.  Segment Information

The tables below present information for NEE's two reportable segments, FPL, a rate-regulated utility business, and NEER, which is comprised of competitive energy and rate-regulated transmission businesses. Corporate and Other represents other business activities, includes eliminating entries, and may include the net effect of rounding. Effective January 1, 2022, FPL became regulated as one ratemaking entity with new unified rates and tariffs, and became one reportable segment at NEE. As a result, the previous segments known as the FPL segment and Gulf Power are no longer separate reportable segments. Prior year period amounts for FPL and Corporate and Other were retrospectively adjusted to reflect this segment change.

NEE's segment information is as follows:

	Three Months Ended March 31,
	2022					2021
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$3,712	$(800)		$(22)	$2,890	$2,970	$781		$(25)	$3,726
Operating expenses – net	$2,469	$1,168		$51	$3,688	$1,856	$1,172		$43	$3,071
Gains (losses) on disposal of businesses/assets – net	$—	$25		$(2)	$23	$—	$18		$(4)	$14
Net loss attributable to noncontrolling interests	$—	$242		$—	$242	$—	$168		$—	$168
Net income (loss) attributable to NEE	$875	$(1,499)	(b)	$173	$(451)	$777	$491	(b)	$398	$1,666
———————————————
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)See Note 4 for a discussion of NEER's tax benefits related to PTCs.

	March 31, 2022				December 31, 2021
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$79,090	$64,033	$1,822	$144,945	$78,067	$62,113	$732	$140,912

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than 5.7 million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2021 MWh produced on a net generation basis. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER. Corporate and Other is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries, and may include the net effect of rounding. See Note 13 for additional segment information, including a discussion of a change in segment reporting. The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2021 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(millions)
FPL(a)	$875	$777	$0.44	$0.39
NEER(b)	(1,499)	491	(0.76)	0.25
Corporate and Other(a)	173	398	0.09	0.20
NEE	$(451)	$1,666	$(0.23)	$0.84
———————————————
(a)    FPL's and Corporate and Other's results for 2021 were retrospectively adjusted to reflect a segment change. See Note 13.
(b)    NEER’s results reflect an allocation of interest expense from NEECH to NextEra Energy Resources' subsidiaries based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries.

Adjusted Earnings

NEE prepares its financial statements under GAAP. However, management uses earnings adjusted for certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, analysis of performance, reporting of results to the Board of Directors and as an input in determining performance-based compensation under NEE’s employee incentive compensation plans. NEE also uses adjusted earnings when communicating its financial results and earnings outlook to analysts and investors. NEE’s management believes that adjusted earnings provide a more meaningful representation of NEE's fundamental earnings power. Although these amounts are properly reflected in the determination of net income (loss) under GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing. Adjusted earnings do not represent a substitute for net income (loss), as prepared under GAAP.

The following table provides details of the after-tax adjustments to net income (loss) considered in computing NEE's adjusted earnings (loss) discussed above.

	Three Months Ended March 31,
	2022	2021
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$(1,131)	$367
Differential membership interests-related – NEER	$(21)	$(23)
NEP investment gains, net – NEER	$(51)	$(51)
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net – NEER	$(96)	$43
Impairment charge related to investment in Mountain Valley Pipeline – NEER(b)	$(607)	$—
———————————————
(a)    For the three months ended March 31, 2022 and 2021, $1,352 million and $76 million of losses, respectively, are included in NEER's net income (loss); the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)    See Note 3 – Nonrecurring Fair Value Measurements for a discussion of the impairment charge related to the investment in Mountain Valley Pipeline.

NEE segregates into two categories unrealized mark-to-market gains and losses and timing impacts related to derivative transactions. The first category, referred to as non-qualifying hedges, represents certain energy derivative, interest rate derivative and foreign currency transactions entered into as economic hedges, which do not meet the requirements for hedge accounting or for which hedge accounting treatment is not elected or has been discontinued. Changes in the fair value of those transactions are marked to market and reported in the condensed consolidated statements of income (loss), resulting in earnings volatility because the economic offset to certain of the positions are generally not marked to market. As a consequence, NEE's net income (loss) reflects only the movement in one part of economically-linked transactions. For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE's management views results expressed excluding the impact of the non-qualifying hedges as a meaningful measure of current period performance. The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities. At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause. See Note 2.

RESULTS OF OPERATIONS

Summary

Net income (loss) attributable to NEE decreased by $2,117 million for the three months ended March 31, 2022 reflecting lower results at NEER and Corporate and Other, partly offset by higher results at FPL.

FPL's increase in net income for the three months ended March 31, 2022 was primarily driven by continued investments in plant in service and other property.

NEER's results decreased for the three months ended March 31, 2022 primarily reflecting unfavorable non-qualifying hedge activity compared to 2021, an impairment charge on the Mountain Valley Pipeline investment and unfavorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds.

Corporate and Other's results decreased for the three months ended March 31, 2022 primarily due to less favorable non-qualifying hedge activity.

NEE's effective income tax rates for the three months ended March 31, 2022 and 2021 were approximately 34% and 14%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

NEE, including FPL, is monitoring the U.S. Department of Commerce's investigation into an antidumping and countervailing duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand and Cambodia. While the investigation is expected to disrupt the solar panel supply chain in the near-term, NEE, including FPL, is taking steps intended to mitigate potential risks to their solar project development and construction activities, including working with their suppliers and/or customers to assess the potential impacts of the investigation. Additionally, certain suppliers could be blocked from importing solar panels to the U.S. under the Uyghur Forced Labor Prevention Act (UFLPA). UFLPA seeks to block the import of products made with forced labor in certain areas of China. An inter-agency task force was established to produce a report by June 21, 2022 which, among other things, will include a list of entities that are believed to be using or benefiting from forced labor. NEE, including FPL, is monitoring whether UFLPA will affect any of its solar module suppliers. To date, there has been no material impact on NEE's or FPL's operations or financial performance as a result of these activities; however, the ultimate severity or duration of the expected solar panel supply chain disruption or its effects on NEE's and FPL's solar project development and construction activities is uncertain.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average retail rate base for the three months ended March 31, 2022 by approximately $4.1 billion, when compared to the same period in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization for the three months ended March 31, 2022 is permitted by a December 2021 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2021 rate agreement) and, for the prior year period, a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in a prior base rate proceeding (2016 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 and 2016 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. During the three months ended March 31, 2022 and 2021, FPL recorded total reserve amortization of approximately $238 million, including a one-time reserve amortization adjustment of $114 million discussed below, and reserve amortization of $316 million, respectively. During both 2022 and 2021, FPL earned an approximately 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of March 31, 2022 and March 31, 2021.

Operating Revenues
During the three months ended March 31, 2022, operating revenues increased $742 million. The increase for the three months ended March 31, 2022 primarily reflects higher fuel revenues of approximately $385 million, primarily related to higher fuel and energy prices. Retail base revenues increased $194 million during the three months ended March 31, 2022 as compared to the prior year period. The increase in retail base revenues reflects additional revenues of approximately $132 million related to new retail base rates under the 2021 rate agreement. Retail base revenues during the three months ended March 31, 2022 were also impacted by an increase of 1.0% in the average usage per retail customer, primarily related to favorable weather when compared to the prior year period, and an increase of 1.6% in the average number of customer accounts. The increase in operating revenues for the three months ended March 31, 2022 also reflects higher other revenues of approximately $163 million, primarily related to increases in storm protection plan and environmental cost recovery clause revenues.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense increased $428 million for the three months ended March 31, 2022, primarily reflecting higher fuel and energy prices.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $124 million during the three months ended March 31, 2022 primarily reflecting higher plant in service balances, as well as the impact of reserve amortization. During the three months ended March 31, 2022 and 2021, FPL recorded reserve amortization of approximately $124 million and $316 million, respectively. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 and 2016 rate agreements in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on the condensed consolidated balance sheets. FPL is limited to the amortization of $200 million of depreciation reserve surplus during the first year of the 2021 rate agreement. At March 31, 2022, approximately $76 million of reserve amortization remains relative to the $200 million cap for 2022 and approximately $1,326 million overall for the term of the 2021 rate agreement. In addition, during the three months ended March 31, 2022, FPL recorded a one-time reserve amortization adjustment of $114 million as required under the 2021 rate agreement, 50% of which was used to reduce the capital recovery regulatory asset balance and the other 50% to increase the storm reserve regulatory liability.

NEER: Results of Operations

NEER’s net income (loss) less net loss attributable to noncontrolling interests decreased $1,990 million for the three months ended March 31, 2022. The primary drivers, on an after-tax basis, of the changes are in the following table.

Increase (Decrease) From Prior Year Period
Three Months Ended March 31, 2022
(millions)
Existing generation and storage assets(a)	$106
Gas infrastructure(a)	(40)
Customer supply and proprietary power and gas trading(b)	(38)
NEET(b)	25
Other	(21)
Change in non-qualifying hedge activity(c)	(1,276)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	(139)
Impairment charge related to investment in Mountain Valley Pipeline(c)(d)	(607)
Change in net income (loss) less net loss attributable to noncontrolling interests	$(1,990)
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
(c)    See Overview – Adjusted Earnings for additional information.
(d)    See Note 3 – Nonrecurring Fair Value Measurements for a discussion of the impairment charge in 2022 related to the investment in Mountain Valley Pipeline.

Existing Generation and Storage Assets
Results from existing generation and storage assets for the three months ended March 31, 2022 increased primarily due to the absence of the unfavorable results driven by the operational and energy market impacts of the February 2021 weather event.

Other Factors
Supplemental to the primary drivers of the changes in NEER's net income (loss) less net loss attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income (loss) as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2022 decreased $1,581 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $2,150 million of losses for the three months ended March 31, 2022 compared to $571 million of losses for the comparable period in 2021), and
•net decreases in revenues of $190 million from the customer supply, proprietary power and gas trading, and gas infrastructure businesses primarily due to the absence of revenues related to the February 2021 weather event, partly offset by,
•higher revenues from existing generation and storage assets of $140 million primarily due to higher wind revenues as compared to the prior year period which was impacted by the February 2021 weather event, and
•other increases in revenues of approximately $48 million primarily related to NEET's acquisition of GridLiance.

Operating Expenses – net
Operating expenses – net for the three months ended March 31, 2022 decreased $4 million primarily due to a decrease of $51 million in O&M expenses primarily related to lower bad debt expense associated with the February 2021 weather event (see Note 11 – Credit Losses), partly offset by higher corporate operating expenses. Additionally, fuel expense increased approximately $35 million and depreciation expense increased $9 million.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $453 million of equity in losses of equity method investees for the three months ended March 31, 2022 compared to $440 million of equity in earnings of equity method investees for the prior year period. The change for the three months ended March 31, 2022 primarily reflects an impairment charge related to the investment in Mountain Valley Pipeline of approximately $0.8 billion (see Note 3 – Nonrecurring Fair Value Measurements) and a decrease in equity in earnings of NEP recorded in 2022 primarily due to less favorable impacts related to changes in the fair value of interest rate derivative instruments.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds – net
For the three months ended March 31, 2022, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to unfavorable market conditions in 2022 compared to favorable market conditions in 2021.

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

GridLiance Acquisition
On March 31, 2021, a wholly owned subsidiary of NEET acquired GridLiance, which owns and operates three FERC-regulated transmission utilities with high-voltage transmission lines across six states, five in the Midwest and Nevada. See Note 5 – GridLiance.

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

Corporate and Other's results decreased $225 million during the three months ended March 31, 2022. The decrease for the three months ended March 31, 2022 primarily reflects less favorable after-tax impacts of approximately $222 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments.

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

Cash Flows

NEE's sources and uses of cash for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(millions)
Sources of cash:
Cash flows from operating activities	$1,962	$1,292
Issuances of long-term debt, including premiums and discounts	4,309	4,616
Payments from related parties under the CSCS agreement – net	78	74
Issuances of common stock – net	1	4
Net increase in commercial paper and other short-term debt	1,073	258
Other sources – net	349	238
Total sources of cash	7,772	6,482
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(4,893)	(4,575)
Retirements of long-term debt	(493)	(432)
Dividends	(836)	(755)
Other uses – net	(128)	(105)
Total uses of cash	(6,350)	(5,867)
Effects of currency translation on cash, cash equivalents and restricted cash	—	4
Net increase in cash, cash equivalents and restricted cash	$1,422	$619

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2022 through 2026.

The following table provides a summary of capital investments for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(millions)
FPL:
Generation:
New	$290	$200
Existing	390	295
Transmission and distribution	1,095	1,065
Nuclear fuel	5	30
General and other	80	115
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	312	(160)
Total	2,172	1,545
NEER:
Wind	1,046	1,572
Solar (includes solar plus battery storage projects)	642	659
Battery storage	204	64
Nuclear, including nuclear fuel	48	66
Natural gas pipelines	62	20
Other gas infrastructure	356	64
Rate-regulated transmission (2021 includes the acquisition of GridLiance, see Note 5 – GridLiance)	108	560
Other	142	26
Total	2,608	3,031
Corporate and Other	113	(1)
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$4,893	$4,575

Liquidity

At March 31, 2022, NEE's total net available liquidity was approximately $10.3 billion. The table below provides the components of FPL's and NEECH's net available liquidity at March 31, 2022.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,798	$5,257	$9,055	2022 – 2027	2022 – 2027
Issued letters of credit	(3)	(1,345)	(1,348)
	3,795	3,912	7,707

Bilateral revolving credit facilities(b)	780	3,125	3,905	2022 – 2024	2022 – 2023
Borrowings	—	—	—
	780	3,125	3,905

Letter of credit facilities(c)	—	2,300	2,300		2022 – 2024
Issued letters of credit	—	(1,815)	(1,815)
	—	485	485

Subtotal	4,575	7,522	12,097

Cash and cash equivalents	52	1,423	1,475
Commercial paper and other short-term borrowings outstanding	(1,780)	(1,375)	(3,155)
Amounts due to related parties under the CSCS agreement (see Note 6)	—	(135)	(135)
Net available liquidity	$2,847	$7,435	$10,282
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,275 million ($650 million for FPL and $2,625 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,375 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $882 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. Approximately $3,130 million of FPL's and $3,844 million of NEECH's syndicated revolving credit facilities expire in 2027.
(b)    Approximately $150 million of NEECH's bilateral revolving credit facilities is available for costs incurred in connection with the development, construction and operations of wind and solar power generation facilities.
(c)    Only available for the issuance of letters of credit.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 6 regarding guarantees of obligations on behalf of NEP subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At March 31, 2022, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and equity contributions associated with a natural gas pipeline project under construction and a related natural gas transportation agreement. Commitments associated with these activities are included and/or disclosed in the contracts table in Note 12.

In addition, at March 31, 2022, NEE subsidiaries had approximately $5.2 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations (see Note 3 – Contingent Consideration and Note 12 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At March 31, 2022, these guarantees totaled approximately $561 million and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At March 31, 2022, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at

March 31, 2022) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $3.7 billion.

At March 31, 2022, subsidiaries of NEE also had approximately $4.1 billion of standby letters of credit and approximately $918 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

In addition, as part of contract negotiations in the normal course of business, certain subsidiaries of NEE have agreed and in the future may agree to make payments to compensate or indemnify other parties, including those associated with asset divestitures, for possible unfavorable financial consequences resulting from specified events. The specified events may include, but are not limited to, an adverse judgment in a lawsuit, or the imposition of additional taxes due to a change in tax law or interpretations of the tax law. NEE is unable to estimate the maximum potential amount of future payments by its subsidiaries under some of these contracts because events that would obligate them to make payments have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence.

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

Summarized financial information of NEE and NEECH is as follows:

	Three Months Ended March 31, 2022			Year Ended December 31, 2021
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(6)	$(778)	$2,890	$(1)	$3,139	$17,069
Operating income (loss)	$(88)	$(1,942)	$(775)	$(352)	$(1,317)	$2,913
Net income (loss)	$166	$(1,574)	$(693)	$(275)	$(395)	$2,827
Net income (loss) attributable to NEE/NEECH	$166	$(1,332)	$(451)	$(275)	$351	$3,573

	March 31, 2022			December 31, 2021
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$850	$7,221	$10,988	$48	$5,662	$9,288
Total noncurrent assets	$2,506	$58,828	$133,957	$2,308	$57,620	$131,624
Total current liabilities	$6,550	$16,448	$22,423	$1,553	$11,560	$17,437
Total noncurrent liabilities	$25,283	$38,750	$78,270	$27,956	$40,289	$77,806
Redeemable noncontrolling interests	$—	$203	$203	$—	$245	$245
Noncontrolling interests	$—	$8,162	$8,162	$—	$8,222	$8,222

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2022 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended March 31, 2022
Fair value of contracts outstanding at December 31, 2021	$978	$(1,392)	$1	$(413)
Reclassification to realized at settlement of contracts	(41)	224	2	185
Value of contracts acquired	1	2	—	3
Net option premium purchases (issuances)	75	8	—	83
Changes in fair value excluding reclassification to realized	(4)	(2,386)	(11)	(2,401)
Fair value of contracts outstanding at March 31, 2022	1,009	(3,544)	(8)	(2,543)
Net margin cash collateral paid (received)				425
Total mark-to-market energy contract net assets (liabilities) at March 31, 2022	$1,009	$(3,544)	$(8)	$(2,118)

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2022 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2022
(millions)
Current derivative assets	$1,386
Noncurrent derivative assets	1,371
Current derivative liabilities	(2,824)
Noncurrent derivative liabilities	(2,051)
NEE's total mark-to-market energy contract net liabilities	$(2,118)

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2022 were as follows:

	Maturity
	2022	2023	2024	2025	2026	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(155)	$(485)	$(367)	$(263)	$(170)	$(7)	$(1,447)
Significant other observable inputs	875	1,039	497	402	288	254	3,355
Significant unobservable inputs	(505)	(380)	(40)	(5)	3	28	(899)
Total	215	174	90	134	121	275	1,009
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(64)	(62)	(10)	(6)	(10)	—	(152)
Significant other observable inputs	(730)	(842)	(544)	(377)	(270)	(466)	(3,229)
Significant unobservable inputs	16	1	4	11	11	(206)	(163)
Total	(778)	(903)	(550)	(372)	(269)	(672)	(3,544)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	2	—	—	—	—	—	2
Significant unobservable inputs	(7)	(3)	—	—	—	—	(10)
Total	(5)	(3)	—	—	—	—	(8)
Total sources of fair value	$(568)	$(732)	$(460)	$(238)	$(148)	$(397)	$(2,543)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2021	$—	$17	$17	$1	$148	$148	$1	$149	$149
March 31, 2022	$—	$12	$12	$2	$267	$268	$2	$252	$256
Average for the three months ended March 31, 2022	$—	$11	$11	$1	$194	$195	$1	$187	$189
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $5 million and $9 million at March 31, 2022 and December 31, 2021, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,314	$2,314	$2,505	$2,505
Other investments, primarily debt securities	$508	$508	$311	$311
Long-term debt, including current portion	$56,538	$57,304	$52,745	$57,290
Interest rate contracts – net unrealized losses	$(144)	$(144)	$(633)	$(633)
FPL:
Fixed income securities – special use funds	$1,785	$1,785	$1,934	$1,934
Long-term debt, including current portion	$20,993	$22,061	$18,510	$21,379
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

At March 31, 2022, NEE had interest rate contracts with a notional amount of approximately $11.2 billion to manage exposure to the variability of cash flows associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE's net liabilities would increase by approximately $1,624 million ($735 million for FPL) at March 31, 2022.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $5,284 million and $5,511 million ($3,435 million and $3,552 million for FPL) at March 31, 2022 and December 31, 2021, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At March 31, 2022, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $488 million ($317 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income (loss).

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At March 31, 2022, NEE's credit risk exposure associated with its energy marketing and trading counterparties, taking into account collateral and contractual netting rights, totaled $2.8 billion ($60 million for FPL), of which approximately 62% (100% for FPL) was with companies that have investment grade credit ratings. With regard to credit risk exposure to counterparties with below investment grade credit ratings, NEE has first lien security positions with respect to approximately 70% of such exposure. For the remaining unsecured positions with counterparties that have below investment grade credit ratings, no one counterparty makes up more than 4% of NEE’s total exposure to below investment grade counterparties. See Notes 1, 2 and 11 – Credit Losses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2022.

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

On April 1, 2022, ESI Energy, LLC, (ESI Energy), a subsidiary of NextEra Energy Resources, voluntarily entered into an agreement with the U.S. Department of Justice (DOJ) related to the accidental fatalities of eagles at certain wind facilities operated by NextEra Energy Resources. Terms of the agreement include a plea by ESI Energy to three misdemeanors of the Migratory Bird Treaty Act associated with accidental eagle fatalities at two wind facilities in Wyoming and one wind facility in New Mexico, payment of approximately $6 million in fines and restitution, five years’ probation, implementation by ESI Energy of an eagle management plan and pursuit of applications for eagle “take” permits under the Bald and Golden Eagle Protection Act for 50 existing or in development wind facilities which NextEra Energy Resources operates or will operate. Under the agreement, the DOJ will not prosecute NextEra Energy Resources or its affiliates for any eagle fatalities that have previously occurred, or may occur, at wind facilities operated by NextEra Energy Resources nationwide prior to the earlier of the date such facility obtains a permit or the date that is up to ten years following court approval of the agreement, provided that ESI Energy remains in compliance with its commitments under the agreement. The agreement has been filed with, and approved by, the U.S. District Court of the District of Wyoming. NextEra Energy Resources voluntarily undertakes adaptive management practices designed to avoid and minimize eagle impacts and, notwithstanding the agreement, continues to believe that the criminal liability provisions of these laws were intended only to apply to hunting, poaching and other intentional activities, and do not apply to accidental collisions with wind turbines or other manufactured items, such as airplanes, locomotives, automobiles and buildings. NEE does not believe ESI Energy’s compliance with the agreement will have a material adverse impact on NEE’s business, financial condition, results of operations or prospects.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2021 Form 10-K except as updated in the following:

Any reductions or modifications to, or the elimination of, governmental incentives or policies that support utility scale renewable energy, including, but not limited to, tax laws, policies and incentives, renewable portfolio standards (RPS) and feed-in-tariffs, or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEER depends heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER operates or plans to develop and operate renewable energy facilities. The federal government, a majority of state governments in the U.S. and portions of Canada provide incentives, such as tax incentives, RPS or feed-in-tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. At the same time, the U.S. government generally has not taken action to materially burden the international supply chain that has been important to the development of renewable energy facilities at acceptable prices. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support, or do not overly burden, the development and operation of renewable energy facilities and, instead, consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, such as antidumping and countervailing duty rates that could be put in place as a result of the U.S. Department of Commerce's investigation into an antidumping and countervailing duties circumvention claim on solar cells and panels supplied from Malaysia, Vietnam, Thailand and Cambodia, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE and FPL are subject to numerous environmental laws, regulations and other standards that may result in capital expenditures, increased operating costs and various liabilities, and may require NEE and FPL to limit or eliminate certain operations.

NEE and FPL are subject to domestic environmental laws, regulations and other standards, including, but not limited to, extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, soil quality, climate change, emissions of greenhouse gases, waste management, hazardous wastes, marine, avian and other wildlife mortality and habitat protection, historical artifact preservation, natural resources, health (including, but not limited to, electric and magnetic fields from power lines and substations), safety and RPS, that could, among other things, prevent or delay the development of power generation, power or natural gas transmission, or other infrastructure projects, restrict or enjoin the output of some existing facilities, limit the availability and use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs, increase capital expenditures and limit or eliminate certain operations. Certain subsidiaries of NEE are also subject to foreign environmental laws, regulations and other standards and, as such, are subject to similar risks.

There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new requirements and stricter or more expansive application of existing environmental laws and regulations.

Violations of current or future laws, rules, regulations or other standards could expose NEE and FPL to regulatory and legal proceedings, disputes with, and legal challenges by, governmental entities and third parties, and potentially significant civil fines, criminal penalties and other sanctions, such as restrictions on how NextEra Energy Resources develops, sites and operates wind facilities. These violations could result in, without limitation, litigation regarding property damage, personal injury, common law nuisance and enforcement by citizens or governmental authorities of environmental requirements. For example, one of NextEra Energy Resources' subsidiaries is currently on probation as a result of accidental collisions of eagles into wind turbines at a number of NextEra Energy Resources' wind facilities. If NextEra Energy Resources' subsidiary violates the terms of the probation, or fails to obtain eagle “take” permits under the Bald and Golden Eagle Protection Act for certain of its wind facilities and additional eagles perish in collisions with facility turbines, NextEra Energy Resources or its subsidiaries may face criminal prosecution under these laws.

The factors discussed in Part I, Item 1A. Risk Factors in the 2021 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described above and in the 2021 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2022 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/22 – 1/31/22	—	—	—	180,000,000
2/1/22 – 2/28/22	222,996	$75.38	—	180,000,000
3/1/22 – 3/31/22	1,618	$81.22	—	180,000,000
Total	224,614	$75.42	—
————————————
(a)Includes: (1) in February 2022, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in March 2022, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.
(b)In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock (180 million shares after giving effect to the 2020 stock split) over an unspecified period.

Item 5.  Other Information

(c)    In late February 2022, the NRC reversed a previous decision in FPL’s Turkey Point subsequent license renewal (SLR) case and concluded that its generic environmental impact statement (EIS) for license renewal does not apply to SLR applications. While the NRC left Turkey Point’s renewed operating licenses in effect, it directed the NRC staff to amend those licenses by removing the 20-year term of licensed operation added by the SLR, thereby restoring the previous operating license expiration dates of 2032 and 2033 for Turkey Point Units Nos. 3 and 4, respectively. This decision, together with an associated decision by the NRC that applies to all SLR applications nationwide, including St. Lucie and Point Beach nuclear power plants, provide that SLR applicants, instead of using an existing generic EIS, may satisfy the environmental review requirements of the National Environmental Policy Act only by requesting the NRC staff to proceed with an entirely site-specific EIS or by using a new generic EIS to be issued by the NRC that will apply specifically to SLR applications, which the NRC has directed the NRC staff to initiate. The ultimate resolution of this matter is not expected to have a material effect on NEE's and FPL's operations or financial statements.

Item 6.  Exhibits
`

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 21, 2022, creating the 2.94% Debentures, Series due March 21, 2024 (filed as Exhibit 4(a) to Form 8-K dated March 21, 2022, File No. 1-8841)
x
*4(b)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 21, 2022, creating the Floating Rate Debentures, Series due March 21, 2024 (filed as Exhibit 4(b) to Form 8-K dated March 21, 2022, File No. 1-8841)
x
*4(c)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 24, 2022, creating the 4.30% Debentures, Series due 2062 (filed as Exhibit 4 to Form 8-K dated March 24, 2022, File No. 1-8841)
x
*10(a)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2022 (filed as Exhibit 10(jj) to Form 10-K for the year ended December 31, 2021, File No. 1-8841)	x
10(b)	Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers	x	x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: April 22, 2022

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller (Principal Accounting Officer)