Form 10-Q
period 2022-06-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2022-07-27
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at June 30, 2022: 1,964,779,183

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at June 30, 2022, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K) and Part II, Item 1A. Risk Factors in NEE's and FPL's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (March 2022 Form 10-Q), and investors should refer to those sections of the 2021 Form 10-K and the March 2022 Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OPERATING REVENUES	$5,183	$3,927	$8,073	$7,653
OPERATING EXPENSES
Fuel, purchased power and interchange	1,589	1,103	2,955	2,009
Other operations and maintenance	977	866	1,936	1,854
Depreciation and amortization	1,159	981	2,043	1,730
Taxes other than income taxes and other – net	511	460	991	888
Total operating expenses – net	4,236	3,410	7,925	6,481
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	1	(7)	25	7
OPERATING INCOME	948	510	173	1,179
OTHER INCOME (DEDUCTIONS)
Interest expense	217	(757)	359	(336)
Equity in earnings (losses) of equity method investees	436	(84)	(16)	356
Allowance for equity funds used during construction	30	34	67	63
Gains on disposal of investments and other property – net	15	22	33	52
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	(292)	105	(428)	162
Other net periodic benefit income	19	64	89	128
Other – net	34	38	78	77
Total other income (deductions) – net	459	(578)	182	502
INCOME (LOSS) BEFORE INCOME TAXES	1,407	(68)	355	1,681
INCOME TAX EXPENSE (BENEFIT)	294	(140)	(65)	111
NET INCOME	1,113	72	420	1,570
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	267	184	509	352
NET INCOME ATTRIBUTABLE TO NEE	$1,380	$256	$929	$1,922
Earnings per share attributable to NEE:
Basic	$0.70	$0.13	$0.47	$0.98
Assuming dilution	$0.70	$0.13	$0.47	$0.98

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME	$1,113	$72	$420	$1,570
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $0 tax benefit, $1 tax benefit, $2 tax benefit and $1 tax benefit, respectively)	1	2	5	4
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $12 tax benefit, $0 tax benefit, $23 tax benefit and $3 tax benefit, respectively)	(30)	1	(60)	(7)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $0 tax benefit, $0 tax benefit, $0 tax benefit and $1 tax expense, respectively)	2	1	2	(2)
Defined benefit pension and other benefits plans:
Reclassification from accumulated other comprehensive income (loss) to net income (net of $0 tax expense, $0 tax benefit, $0 tax expense and $1 tax benefit, respectively)	—	1	—	2
Net unrealized gains (losses) on foreign currency translation	(21)	11	(9)	15
Total other comprehensive income (loss), net of tax	(48)	16	(62)	12
COMPREHENSIVE INCOME	1,065	88	358	1,582
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	276	181	512	347
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$1,341	$269	$870	$1,929

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,861	$639
Customer receivables, net of allowances of $58 and $35, respectively	4,461	3,378
Other receivables	670	730
Materials, supplies and fuel inventory	1,642	1,561
Regulatory assets	1,165	1,125
Derivatives	1,757	689
Other	1,776	1,166
Total current assets	14,332	9,288
Other assets:
Property, plant and equipment – net ($20,545 and $20,521 related to VIEs, respectively)	105,393	99,348
Special use funds	7,525	8,922
Investment in equity method investees	6,064	6,159
Prepaid benefit costs	2,291	2,243
Regulatory assets	4,841	4,578
Derivatives	1,844	1,135
Goodwill	4,843	4,844
Other	4,637	4,395
Total other assets	137,438	131,624
TOTAL ASSETS	$151,770	$140,912
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$1,011	$1,382
Other short-term debt	1,940	700
Current portion of long-term debt ($62 and $58 related to VIEs, respectively)	7,250	1,785
Accounts payable ($488 and $752 related to VIEs, respectively)	7,592	6,935
Customer deposits	497	485
Accrued interest and taxes	935	525
Derivatives	3,380	1,263
Accrued construction-related expenditures	1,674	1,378
Regulatory liabilities	467	289
Other	2,075	2,695
Total current liabilities	26,821	17,437
Other liabilities and deferred credits:
Long-term debt ($1,098 and $1,125 related to VIEs, respectively)	53,382	50,960
Asset retirement obligations	3,159	3,082
Deferred income taxes	8,196	8,310
Regulatory liabilities	10,187	11,273
Derivatives	2,924	1,713
Other	2,494	2,468
Total other liabilities and deferred credits	80,342	77,806
TOTAL LIABILITIES	107,163	95,243
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIEs	53	245
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 1,965 and 1,963, respectively)	20	20
Additional paid-in capital	11,309	11,271
Retained earnings	25,169	25,911
Accumulated other comprehensive loss	(59)	—
Total common shareholders' equity	36,439	37,202
Noncontrolling interests ($8,106 and $8,217 related to VIEs, respectively)	8,115	8,222
TOTAL EQUITY	44,554	45,424
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$151,770	$140,912

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$420	$1,570
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,043	1,730
Nuclear fuel and other amortization	144	134
Unrealized losses on marked to market derivative contracts – net	1,897	1,023
Unrealized losses (gains) on equity securities held in NEER's nuclear decommissioning funds – net	428	(162)
Foreign currency transaction gains	(104)	(55)
Deferred income taxes	(97)	194
Cost recovery clauses and franchise fees	(476)	(88)
Equity in losses (earnings) of equity method investees	16	(356)
Distributions of earnings from equity method investees	271	248
Gains on disposal of businesses, assets and investments – net	(58)	(59)
Recoverable storm-related costs	(3)	(135)
Other – net	(88)	(87)
Changes in operating assets and liabilities:
Current assets	(1,198)	(543)
Noncurrent assets	(9)	(273)
Current liabilities	1,557	284
Noncurrent liabilities	50	70
Net cash provided by operating activities	4,793	3,495
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(4,007)	(3,269)
Independent power and other investments of NEER	(4,939)	(4,873)
Nuclear fuel purchases	(67)	(173)
Other capital expenditures	(451)	—
Proceeds from sale or maturity of securities in special use funds and other investments	2,039	2,523
Purchases of securities in special use funds and other investments	(2,239)	(2,617)
Other – net	356	248
Net cash used in investing activities	(9,308)	(8,161)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	9,615	7,359
Retirements of long-term debt	(1,544)	(1,023)
Net change in commercial paper	(371)	(992)
Proceeds from other short-term debt	1,725	—
Repayments of other short-term debt	(525)	(258)
Payments from related parties under a cash sweep and credit support agreement – net	499	1,085
Issuances of common stock/equity units – net	1	5
Dividends on common stock	(1,671)	(1,511)
Other – net	(34)	(116)
Net cash provided by financing activities	7,695	4,549
Effects of currency translation on cash, cash equivalents and restricted cash	(3)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	3,177	(113)
Cash, cash equivalents and restricted cash at beginning of period	1,316	1,546
Cash, cash equivalents and restricted cash at end of period	$4,493	$1,433
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$5,443	$4,037
Decrease in property, plant and equipment – net and contract liabilities (2022 activity, see Note 11)	$551	$155

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended June 30, 2022	Shares	Aggregate Par Value
Balances, March 31, 2022	1,964	$20	$11,262	$(20)	$24,625	$35,887	$8,162	$44,049	$203
Net income (loss)	—	—	—	—	1,380	1,380	(268)		1
Share-based payment activity	1	—	48	—	—	48	—		—
Dividends on common stock(a)	—	—	—	—	(835)	(835)	—		—
Other comprehensive loss	—	—	—	(39)	—	(39)	(9)		—
Other differential membership interests activity	—	—	(1)	—	—	(1)	131		(151)
Other	—	—	—	—	(1)	(1)	99		—
Balances, June 30, 2022	1,965	$20	$11,309	$(59)	$25,169	$36,439	$8,115	$44,554	$53
———————————————
(a)Dividends per share were $0.425 for the three months ended June 30, 2022.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Six Months Ended June 30, 2022	Shares	Aggregate Par Value
Balances, December 31, 2021	1,963	$20	$11,271	$—	$25,911	$37,202	$8,222	$45,424	$245
Net income (loss)	—	—	—	—	929	929	(515)		6
Share-based payment activity	2	—	42	—	—	42	—		—
Dividends on common stock(a)	—	—	—	—	(1,671)	(1,671)	—		—
Other comprehensive loss	—	—	—	(59)	—	(59)	(3)		—
Other differential membership interests activity	—	—	(2)	—	—	(2)	290		(197)
Other	—	—	(2)	—	—	(2)	121		(1)
Balances, June 30, 2022	1,965	$20	$11,309	$(59)	$25,169	$36,439	$8,115	$44,554	$53
———————————————
(a)Dividends per share were $0.425 for each of the three months ended June 30, 2022 and March 31, 2022.

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
_______________________
(a)Dividends per share were $0.385 for each of the three months ended June 30, 2021 and March 31, 2021.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OPERATING REVENUES	$4,425	$3,569	$8,137	$6,539
OPERATING EXPENSES
Fuel, purchased power and interchange	1,431	963	2,631	1,735
Other operations and maintenance	441	410	838	795
Depreciation and amortization	715	571	1,177	910
Taxes other than income taxes and other – net	436	395	846	755
Total operating expenses – net	3,023	2,339	5,492	4,195
OPERATING INCOME	1,402	1,230	2,645	2,344
OTHER INCOME (DEDUCTIONS)
Interest expense	(181)	(154)	(354)	(309)
Allowance for equity funds used during construction	28	31	62	58
Other – net	—	3	—	4
Total other deductions – net	(153)	(120)	(292)	(247)
INCOME BEFORE INCOME TAXES	1,249	1,110	2,353	2,097
INCOME TAXES	260	228	489	437
NET INCOME(a)	$989	$882	$1,864	$1,660
_______________________
(a)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$67	$55
Customer receivables, net of allowances of $5 and $11, respectively	1,830	1,297
Other receivables	388	350
Materials, supplies and fuel inventory	1,034	963
Regulatory assets	1,151	1,111
Other	290	142
Total current assets	4,760	3,918
Other assets:
Electric utility plant and other property – net	60,786	58,227
Special use funds	5,261	6,158
Prepaid benefit costs	1,683	1,657
Regulatory assets	4,595	4,343
Goodwill	2,989	2,989
Other	684	775
Total other assets	75,998	74,149
TOTAL ASSETS	$80,758	$78,067
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$—	$1,382
Other short-term debt	200	200
Current portion of long-term debt	1,886	536
Accounts payable	1,498	1,318
Customer deposits	490	478
Accrued interest and taxes	723	322
Accrued construction-related expenditures	501	601
Regulatory liabilities	456	278
Other	561	643
Total current liabilities	6,315	5,758
Other liabilities and deferred credits:
Long-term debt	19,449	17,974
Asset retirement obligations	2,089	2,049
Deferred income taxes	7,550	7,137
Regulatory liabilities	9,961	11,053
Other	436	502
Total other liabilities and deferred credits	39,485	38,715
TOTAL LIABILITIES	45,800	44,473
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	21,436	19,936
Retained earnings	12,149	12,285
TOTAL EQUITY	34,958	33,594
TOTAL LIABILITIES AND EQUITY	$80,758	$78,067

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,864	$1,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,177	910
Nuclear fuel and other amortization	91	84
Deferred income taxes	406	285
Cost recovery clauses and franchise fees	(476)	(88)
Recoverable storm-related costs	(3)	(135)
Other – net	(3)	(5)
Changes in operating assets and liabilities:
Current assets	(534)	(136)
Noncurrent assets	(2)	(44)
Current liabilities	638	199
Noncurrent liabilities	44	(3)
Net cash provided by operating activities	3,202	2,727
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,007)	(3,269)
Nuclear fuel purchases	(44)	(88)
Proceeds from sale or maturity of securities in special use funds	1,183	1,813
Purchases of securities in special use funds	(1,245)	(1,871)
Other – net	(18)	(2)
Net cash used in investing activities	(4,131)	(3,417)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	2,942	1,388
Retirements of long-term debt	(100)	(54)
Net change in commercial paper	(1,382)	(1,267)
Capital contributions from NEE	1,500	1,035
Dividends to NEE	(2,000)	(435)
Other – net	(33)	(16)
Net cash provided by financing activities	927	651
Net decrease in cash, cash equivalents and restricted cash	(2)	(39)
Cash, cash equivalents and restricted cash at beginning of period	108	160
Cash, cash equivalents and restricted cash at end of period	$106	$121
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$849	$755

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended June 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, March 31, 2022	$1,373	$19,936	$11,160	$32,469
Net income	—	—	989
Capital contributions from NEE	—	1,500	—
Balances, June 30, 2022	$1,373	$21,436	$12,149	$34,958

Six Months Ended June 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2021	$1,373	$19,936	$12,285	$33,594
Net income	—	—	1,864
Capital contributions from NEE	—	1,500	—
Dividends to NEE	—	—	(2,000)
Balances, June 30, 2022	$1,373	$21,436	$12,149	$34,958

Three Months Ended June 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, March 31, 2021	$1,373	$19,271	$10,396	$31,040
Net income	—	—	882
Dividends to NEE	—	—	(435)
Other	—	1	—
Balances, June 30, 2021	$1,373	$19,272	$10,843	$31,488

Six Months Ended June 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2020	$1,373	$18,236	$9,619	$29,228
Net income	—	—	1,660
Capital contributions from NEE	—	1,035	—
Dividends to NEE	—	—	(435)
Other	—	1	(1)
Balances, June 30, 2021	$1,373	$19,272	$10,843	$31,488

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

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 2) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $5.9 billion ($4.4 billion at FPL) and $4.7 billion ($3.6 billion at FPL) for the three months ended June 30, 2022 and 2021, respectively, and $11.0 billion ($8.1 billion at FPL) and $8.7 billion ($6.5 billion at FPL) for the six months ended June 30, 2022 and 2021, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar. During the six months ended June 30, 2021, NEER did not recognize approximately $180 million of revenue related to reimbursable expenses from a counterparty that were deemed not probable of collection. These reimbursable expenses arose from the impacts of severe prolonged winter weather in Texas in February 2021 (February 2021 weather event). These determinations were made based on assessments of the counterparty's creditworthiness and NEER's ability to collect.
FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL's retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At June 30, 2022 and December 31, 2021, FPL's unbilled revenues amounted to approximately $766 million and $583 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of June 30, 2022, FPL expects to record approximately $380 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2022 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales associated with ISO annual auctions through 2026, certain power purchase agreements with maturity dates through 2034 and capacity sales associated with natural gas transportation through 2062. At June 30, 2022, NEER expects to record approximately $1.2 billion of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. At June 30, 2022, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $3 million of net losses included in AOCI at June 30, 2022 are expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at June 30, 2022 and December 31, 2021, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	June 30, 2022
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$5,476	$12,424	$2,287	$(17,088)	$3,099
Interest rate contracts	$—	$505	$—	$(3)	502
Foreign currency contracts	$—	$—	$—	$—	—
Total derivative assets					$3,601

FPL – commodity contracts	$—	$24	$99	$(12)	$111

Liabilities:
NEE:
Commodity contracts	$7,367	$12,138	$3,881	$(17,256)	$6,130
Interest rate contracts	$—	$20	$—	$(3)	17
Foreign currency contracts	$—	$157	$—	$—	157
Total derivative liabilities					$6,304

FPL – commodity contracts	$—	$9	$16	$(12)	$13

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$1,757
Noncurrent derivative assets(c)					1,844
Total derivative assets					$3,601
Current derivative liabilities(d)					$3,380
Noncurrent derivative liabilities(e)					2,924
Total derivative liabilities					$6,304

Net fair value by FPL balance sheet line item:
Current other assets					$109
Noncurrent other assets					2
Total derivative assets					$111
Current other liabilities					$13
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
(b)Reflects the netting of approximately $942 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $292 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $64 million in margin cash collateral paid to counterparties.
(e)Reflects the netting of approximately $1,338 million in margin cash collateral paid to counterparties.

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

At June 30, 2022 and December 31, 2021, NEE had approximately $122 million and $56 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at June 30, 2022 and December 31, 2021, NEE had approximately $1,027 million ($10 million at FPL) and $673 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at June 30, 2022 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	June 30, 2022		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$294	$(591)	Discounted cash flow	Forward price (per MWh)	$(3)	—	$266	$48
Forward contracts – gas	352	(216)	Discounted cash flow	Forward price (per MMBtu)	$2	—	$26	$5
Forward contracts – congestion	36	(12)	Discounted cash flow	Forward price (per MWh)	$(37)	—	$23	$—
Options – power	134	(28)	Option models	Implied correlations	37%	—	88%	53%
				Implied volatilities	20%	—	345%	90%
Options – primarily gas	1,148	(1,022)	Option models	Implied correlations	37%	—	88%	53%
				Implied volatilities	20%	—	215%	48%
Full requirements and unit contingent contracts	102	(1,603)	Discounted cash flow	Forward price (per MWh)	$10	—	$605	$92
				Customer migration rate(b)	—%	—	15%	2%
Forward contracts – other	221	(409)
Total	$2,287	$(3,881)
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2022		2021
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at March 31	$(1,072)	$(10)	$1,157	$(2)
Realized and unrealized gains (losses):
Included in operating revenues	(986)	—	(527)	—
Included in regulatory assets and liabilities	88	88	3	3
Purchases	197	—	53	—
Settlements	311	5	(45)	(1)
Issuances	(134)	—	(43)	—
Transfers in(a)	—	—	1	—
Transfers out(a)	2	—	(15)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$(1,594)	$83	$584	$—
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$(817)	$—	$(511)	$—
———————————————
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

	Six Months Ended June 30,
	2022		2021
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$170	$8	$1,374	$(1)
Realized and unrealized gains (losses):
Included in operating revenues	(2,520)	—	(657)	—
Included in regulatory assets and liabilities	69	69	1	1
Purchases	379	—	91	—
Settlements	561	6	(134)	—
Issuances	(232)	—	(64)	—
Transfers in(a)	—	—	1	—
Transfers out(a)	(21)	—	(28)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$(1,594)	$83	$584	$—
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$(2,065)	$—	$(632)	$—
———————————————
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions)
Commodity contracts(a) – operating revenues (including $805 unrealized losses, $925 unrealized losses, $2,932 unrealized losses and $1,327 unrealized losses, respectively)	$(977)	$(929)	$(3,366)	$(1,420)
Foreign currency contracts – interest expense (including $85 unrealized losses, $15 unrealized losses, $81 unrealized losses and $54 unrealized losses, respectively)	(86)	(15)	(86)	(55)
Interest rate contracts – interest expense (including $626 unrealized gains, $403 unrealized losses, $1,116 unrealized gains and $358 unrealized gains, respectively)	614	(412)	1,086	335
Losses reclassified from AOCI to interest expense:
Interest rate contracts	—	(1)	(5)	(3)
Foreign currency contracts	(1)	(1)	(2)	(2)
Total	$(450)	$(1,358)	$(2,373)	$(1,145)
———————————————
(a)For the three and six months ended June 30, 2022, FPL recorded losses of approximately $8 million and $21 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets. For the three and six months ended June 30, 2021, FPL recorded gains of approximately $11 million and $4 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets.

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

	June 30, 2022				December 31, 2021
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(415)	MWh	—		(103)	MWh	—
Natural gas	(1,203)	MMBtu	198	MMBtu	(1,290)	MMBtu	91	MMBtu
Oil	(41)	barrels	—		(33)	barrels	—

At June 30, 2022 and December 31, 2021, NEE had interest rate contracts with a notional amount of approximately $10.9 billion and $11.2 billion, respectively, and foreign currency contracts with a notional amount of approximately $1.0 billion and $1.0 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At June 30, 2022 and December 31, 2021, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $9.6 billion ($21 million for FPL) and $4.1 billion ($12 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $2,815 million ($10 million at FPL) at June 30, 2022 and $645 million (none at FPL) at December 31, 2021. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $6.3 billion ($100 million at FPL) at June 30, 2022 and $2.7 billion ($35 million at FPL) at December 31, 2021. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.1 billion ($270 million at FPL) at June 30, 2022 and $1.0 billion ($145 million at FPL) at December 31, 2021.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At June 30, 2022 and December 31, 2021, applicable NEE subsidiaries have posted approximately $148 million (none at FPL) and $84 million (none at FPL), respectively, in cash, and $2.6 billion (none at FPL) and $1.1 billion (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2022
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$1,751	$—		$—	$1,751
FPL – equity securities	$56	$—		$—	$56
Special use funds:(b)
NEE:
Equity securities	$2,056	$2,369	(c)	$—	$4,425
U.S. Government and municipal bonds	$699	$68		$—	$767
Corporate debt securities	$1	$774		$—	$775
Asset-backed securities	$—	$626		$—	$626
Other debt securities	$1	$26		$—	$27
FPL:
Equity securities	$745	$2,154	(c)	$—	$2,899
U.S. Government and municipal bonds	$565	$36		$—	$601
Corporate debt securities	$—	$580		$—	$580
Asset-backed securities	$—	$491		$—	$491
Other debt securities	$1	$17		$—	$18
Other investments:(d)
NEE:
Equity securities	$34	$1		$—	$35
Debt securities	$123	$184		$120	$427
FPL – equity securities	$13	$—		$—	$13

———————————————
(a)Includes restricted cash equivalents of approximately $55 million ($38 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Contingent Consideration – At June 30, 2022, NEER had approximately $240 million of contingent consideration liabilities which are included in noncurrent other liabilities on NEE's condensed consolidated balance sheet. The liabilities relate to contingent consideration for the completion of capital expenditures for future development projects in connection with the acquisition of GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance) (see Note 5 – GridLiance). NEECH guarantees the contingent consideration obligations under the GridLiance acquisition agreements. Significant inputs and assumptions used in the fair value measurement, some of which are Level 3 and require judgement, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates.

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2022			December 31, 2021
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$905	$906		$906	$907
Other investments(b)	$247	$247		$102	$102
Long-term debt, including current portion	$60,632	$57,473	(c)	$52,745	$57,290	(c)
FPL:
Special use funds(a)	$672	$673		$672	$672
Long-term debt, including current portion	$21,335	$20,688	(c)	$18,510	$21,379	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Included in noncurrent other assets on NEE's condensed consolidated balance sheets.
(c)At June 30, 2022 and December 31, 2021, substantially all is Level 2 for NEE and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Special Use Funds and Other Investments – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $7,450 million ($5,186 million for FPL) and $8,846 million ($6,082 million for FPL) at June 30, 2022 and December 31, 2021, respectively, and FPL's storm fund assets of $75 million and $76 million at June 30, 2022 and December 31, 2021, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $2,701 million ($1,845 million for FPL) and $2,438 million ($1,877 million for FPL) at June 30, 2022 and December 31, 2021, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2022 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at June 30, 2022 of approximately two years. Other investments consist of debt securities with a weighted-average maturity at June 30, 2022 of approximately four years. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains (losses) recognized on equity securities held at June 30, 2022 and 2021 are as follows:

	NEE				FPL
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(millions)
Unrealized gains (losses)	$(796)	$354	$(1,096)	$605	$(527)	$233	$(718)	$396

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE				FPL
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(millions)
Realized gains	$10	$26	$18	$44	$7	$20	$14	$32
Realized losses	$33	$30	$59	$44	$24	$23	$43	$36
Proceeds from sale or maturity of securities	$498	$511	$1,220	$1,059	$259	$407	$677	$797

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(millions)
Unrealized gains	$4	$76	$2	$63
Unrealized losses(a)	$231	$19	$161	$15
Fair value	$2,252	$1,100	$1,547	$857
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at June 30, 2022 and December 31, 2021 were not material to NEE or FPL.

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

Nonrecurring Fair Value Measurements – NEE tests its equity method investments for impairment whenever events or changes in circumstances indicate that the investment may be impaired. On February 2, 2022, the U.S. Court of Appeals for the Fourth Circuit (the 4th Circuit) vacated and remanded Mountain Valley Pipeline, LLC’s (Mountain Valley Pipeline) Biological Opinion issued by the U.S. Fish and Wildlife Service. While NextEra Energy Resources continues to evaluate options and next steps with its joint venture partners, this event along with the 4th Circuit vacatur and remand of the U.S. Forest Service right-of-way grant on January 25, 2022 caused NextEra Energy Resources to re-evaluate its investment in Mountain Valley Pipeline for further other-than-temporary impairment, which evaluation coincided with the preparation of NEE's December 31, 2021 financial statements. As a result of this evaluation, it was determined that the continued legal and regulatory challenges have resulted in a very low probability of pipeline completion. Accordingly, NextEra Energy Resources performed a fair value analysis based on the market approach to determine the amount of the impairment. The challenges to complete construction and the resulting economic outlook for the pipeline were considered in determining the magnitude of the other-than-temporary impairment. Based on this fair value analysis, NextEra Energy Resources recorded an impairment charge of approximately $0.8 billion ($0.6 billion after tax) during the first quarter of 2022, which is reflected in equity in earnings (losses) of equity method investees in NEE’s condensed consolidated statements of income for the six months ended June 30, 2022. This impairment charge resulted in the complete write off of NextEra Energy Resources’ equity method investment carrying amount of approximately $0.6 billion, as well as the recording of a liability of approximately $0.2 billion which reflects NextEra Energy Resources’ share of estimated future dismantlement costs.

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

4.  Income Taxes

NEE's effective income tax rate for the three months ended June 30, 2022 and 2021 was approximately 20.9% and 205.9%, respectively, and for the six months ended June 30, 2022 and 2021 was approximately (18.3)% and 6.6%, respectively. NEE's effective income tax rate is based on the composition of pretax income or loss, and, for the six months ended June 30, 2022, primarily reflects the impact of favorable changes in the fair value of interest rate derivative instruments, unfavorable changes in the fair value of commodity derivatives and equity securities held in NEER's nuclear decommissioning funds, as well as the first quarter of 2022 impairment charge related to the investment in Mountain Valley Pipeline (see Note 3 – Nonrecurring Fair Value Measurements). NEE's effective income tax rate reflects the impact of unfavorable changes in the fair value of interest rate derivative instruments for the three months ended June 30, 2021 and commodity derivatives for the three and six months ended June 30, 2021. State income taxes for the six months ended June 30, 2021 reflect state tax benefits associated with the financial impacts from the February 2021 weather event.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	4.1	14.7	4.4	4.0	(0.4)	0.2	4.4	4.2
Taxes attributable to noncontrolling interests	4.0	(83.1)	—	—	30.0	5.4	—	—
PTCs and ITCs – NEER	(3.2)	169.4	—	—	(31.0)	(11.9)	—	—
Amortization of deferred regulatory credit	(3.5)	72.7	(3.9)	(3.7)	(27.8)	(4.9)	(4.0)	(3.5)
Other – net	(1.5)	11.2	(0.7)	(0.8)	(10.1)	(3.2)	(0.6)	(0.9)
Effective income tax rate	20.9%	205.9%	20.8%	20.5%	(18.3)%	6.6%	20.8%	20.8%

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6.  NEP

NextEra Energy Resources provides operational, management and administrative services as well as transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a CSCS agreement with a subsidiary of NEP. At June 30, 2022 and December 31, 2021, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $556 million and $57 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $43 million and $37 million for the three months ended June 30, 2022 and 2021, respectively, and $84 million and $70 million for the six months ended June 30, 2022 and 2021, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $76 million and $113 million are included in other receivables and $38 million and $40 million are included in noncurrent other assets at June 30, 2022 and December 31, 2021, respectively. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $2,730 million at June 30, 2022 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2022 to 2059, including certain project performance obligations, obligations under financing and interconnection agreements and obligations, primarily incurred and future construction payables, associated with the December 2021 sale of projects to NEP (see Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests). Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At June 30, 2022, approximately $44 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

See also Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests for sales to NEP.

7.  Variable Interest Entities (VIEs)

NEER – At June 30, 2022, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Eight indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar facilities with the capability of producing a total of approximately 772 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $1,871 million and $1,177 million, respectively, at June 30, 2022, and $1,851 million and $1,258 million, respectively, at December 31, 2021. At June 30, 2022 and December 31, 2021, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE that constructed an approximately 280-mile electric transmission line that went into service during the first quarter of 2022. A NEET subsidiary is the primary beneficiary and controls the most significant activities of the VIE. NEET is entitled to receive 50% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $731 million and $111 million, respectively, at June 30, 2022, and $614 million and $64 million, respectively, at December 31, 2021. At June 30, 2022 and December 31, 2021, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind generation facilities and solar facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,518 million and $91 million, respectively, at June 30, 2022, and $1,518 million and $79 million, respectively, at December 31, 2021. At June 30, 2022 and December 31, 2021, the assets of this VIE consisted primarily of property, plant and equipment.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NextEra Energy Resources consolidates 34 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation as well as solar and solar plus battery storage facilities with the capability of producing a total of approximately 10,902 MW and 1,118 MW, respectively, and own a battery storage facility that, upon completion of construction, which is anticipated in the third quarter of 2022, is expected to have a total capacity of 230 MW. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $17,413 million and $1,375 million, respectively, at June 30, 2022. There were 33 of these consolidated VIEs at December 31, 2021, and the assets and liabilities of those VIEs at such date totaled approximately $17,419 million and $1,480 million, respectively. At June 30, 2022 and December 31, 2021, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable. At June 30, 2022, subsidiaries of NEE had guarantees related to certain obligations of one of these consolidated VIEs.

Other – At June 30, 2022 and December 31, 2021, several NEE subsidiaries had investments totaling approximately $3,886 million ($3,218 million at FPL) and $4,559 million ($3,799 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo (see Note 6). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $4,783 million and $4,214 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $180 million and $110 million, respectively, in several of these entities. See further discussion of such guarantees and commitments in Note 12 – Commitments and – Contracts, respectively.

8.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic cost (income) for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(millions)
Service cost	$21	$22	$1	$—	$43	$45	$1	$1
Interest cost	20	16	1	1	39	32	2	2
Expected return on plan assets	(90)	(85)	—	—	(181)	(170)	—	—
Amortization of actuarial loss	—	6	—	2	—	12	1	3
Amortization of prior service benefit	(1)	—	(1)	(4)	(1)	—	(2)	(8)
Special termination benefits(a)	52	—	—	—	52	—	—	—
Net periodic cost (income) at NEE	$2	$(41)	$1	$(1)	$(48)	$(81)	$2	$(2)
Net periodic cost (income) allocated to FPL	$7	$(27)	$1	$(1)	$(27)	$(54)	$2	$(2)
———————————————
(a)    Reflects enhanced early retirement benefit.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9.  Debt

Significant long-term debt issuances and borrowings during the six months ended June 30, 2022 were as follows:

	Principal Amount		Interest Rate				Maturity Date
	(millions)
FPL:
First mortgage bonds	$1,500		2.45%				2032
Senior unsecured notes	$1,444		Variable			(a)	2024 – 2072
NEECH:
Debentures	$5,375		2.94%	–	5.00%		2024	–	2062
Debentures	$400		Variable			(a)	2024
Revolving credit facilities	$850	(b)	Variable			(a)	2023
———————————————
(a)Variable rate is based on an underlying index plus or minus a specified margin.
(b)The borrowings occurred and were repaid during June 2022.

Subsidiaries of NEE, including FPL, had credit facilities with total capacity at June 30, 2022 of approximately $20.9 billion ($6.0 billion for FPL) which provide for the funding of loans and/or issuance of letters of credit. At June 30, 2022, letters of credit outstanding under these credit facilities totaled approximately $4.6 billion ($3.0 million for FPL). There were no borrowings outstanding under these credit facilities at June 30, 2022.

10. Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$1,380	$256	$929	$1,922
Denominator:
Weighted-average number of common shares outstanding – basic	1,965.2	1,962.4	1,964.9	1,962.0
Equity units, stock options, performance share awards and restricted stock(a)	7.7	7.9	8.3	8.6
Weighted-average number of common shares outstanding – assuming dilution	1,972.9	1,970.3	1,973.2	1,970.6
Earnings per share attributable to NEE:
Basic	$0.70	$0.13	$0.47	$0.98
Assuming dilution	$0.70	$0.13	$0.47	$0.98
———————————————
(a)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 61.3 million and 61.5 million for the three months ended June 30, 2022 and 2021, respectively, and 59.9 million and 60.0 million for the six months ended June 30, 2022 and 2021, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three months ended June 30, 2022
Balances, March 31, 2022	$18		$(25)		$25	$(43)	$5	$(20)
Other comprehensive loss before reclassifications	—		(30)		—	(21)	—	(51)
Amounts reclassified from AOCI	1	(a)	2	(b)	—	—	—	3
Net other comprehensive income (loss)	1		(28)		—	(21)	—	(48)
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	9	—	9
Balances, June 30, 2022	$19		$(53)		$25	$(55)	$5	$(59)
Attributable to noncontrolling interests	$—		$—		$—	$2	$—	$2

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Six months ended June 30, 2022
Balances, December 31, 2021	$14		$5		$25	$(49)	$5	$—
Other comprehensive loss before reclassifications	—		(60)		—	(9)	—	(69)
Amounts reclassified from AOCI	5	(a)	2	(b)	—	—	—	7
Net other comprehensive income (loss)	5		(58)		—	(9)	—	(62)
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	3	—	3
Balances, June 30, 2022	$19		$(53)		$25	$(55)	$5	$(59)
Attributable to noncontrolling interests	$—		$—		$—	$2	$—	$2
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended June 30, 2021
Balances, March 31, 2021	$10		$9		$(74)		$(47)	$4	$(98)
Other comprehensive income before reclassifications	—		1		—		11	—	12
Amounts reclassified from AOCI	2	(a)	1	(b)	1	(c)	—	—	4
Net other comprehensive income	2		2		1		11	—	16
Less other comprehensive income attributable to noncontrolling interests	—		—		—		(3)	—	(3)
Balances, June 30, 2021	$12		$11		$(73)		$(39)	$4	$(85)
Attributable to noncontrolling interests	$—		$—		$—		$(13)	$—	$(13)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Six Months Ended June 30, 2021
Balances, December 31, 2020	$8		$20		$(75)		$(49)	$4	$(92)
Other comprehensive income (loss) before reclassifications	—		(7)		—		15	—	8
Amounts reclassified from AOCI	4	(a)	(2)	(b)	2	(c)	—	—	4
Net other comprehensive income (loss)	4		(9)		2		15	—	12
Less other comprehensive income attributable to noncontrolling interests	—		—		—		(5)	—	(5)
Balances, June 30, 2021	$12		$11		$(73)		$(39)	$4	$(85)
Attributable to noncontrolling interests	$—		$—		$—		$(13)	$—	$(13)
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

11.  Summary of Significant Accounting and Reporting Policies

Restricted Cash – At June 30, 2022 and December 31, 2021, NEE had approximately $1,632 million ($39 million for FPL) and $677 million ($53 million for FPL), respectively, of restricted cash, which is included in current other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $673 million is netted against derivative assets and $1,292 million is netted against derivative liabilities at June 30, 2022 and $121 million is netted against derivative assets and $172 million is netted against derivative liabilities at December 31, 2021. See Note 2.

Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests – In April 2022, subsidiaries of NextEra Energy Resources entered into an agreement to sell to a NEP subsidiary a 67% controlling ownership interest in a battery storage facility under construction in California with storage capacity of 230 MW. NEER expects to close the sale during 2022, subject to the facility commencing commercial operations, customary closing conditions and the receipt of regulatory approvals, for approximately $191 million, subject to closing adjustments. Additionally, NEP’s share of the projects’ noncontrolling interests related to differential membership investors is estimated to be approximately $89 million at the time of closing.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In December 2021, subsidiaries of NextEra Energy Resources sold their 100% ownership interest, comprised of a 50% controlling ownership interest to a NEP subsidiary and a 50% noncontrolling ownership interest to a third party, in a portfolio of seven wind generation facilities and six solar generation facilities representing a total generating capacity of 2,520 MW and 115 MW of battery storage capacity, three of which facilities were under construction. In connection with the three facilities that were under construction, approximately $668 million of cash received, which was subject to post-closing adjustments, was recorded as contract liabilities, which was included in current other liabilities on NEE’s condensed consolidated balance sheet at December 31, 2021. The three facilities achieved commercial operations during the first quarter of 2022 and approximately $551 million of contract liabilities were reversed and the sale was recognized for accounting purposes. The remaining contract liability balance primarily relates to differential membership interests proceeds and is contingent on the enactment of a solar PTC by October 31, 2022 and is included in current other liabilities on NEE’s condensed consolidated balance sheet at June 30, 2022. If there is an enactment of a solar PTC by October 31, 2022, the contract liability will be reversed and the additional sales proceeds recognized for accounting purposes. Otherwise, NextEra Energy Resources may be required to return proceeds related to differential membership interests of approximately $117 million to NEP. In addition, NextEra Energy Resources is responsible to pay for all construction costs related to the portfolio. At June 30, 2022 and December 31, 2021, approximately $279 million and $970 million, respectively, is included in accounts payable on NEE's condensed consolidated balance sheets and represents amounts owed by NextEra Energy Resources to NEP to reimburse NEP for construction costs.

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

For the six months ended June 30, 2022 and 2021, NEE recorded approximately $67 million and $146 million of bad debt expense, including credit losses, respectively, which are included in O&M expenses in NEE’s condensed consolidated statements of income. The amounts primarily relate to credit losses at NEER driven by the operational and energy market impacts of the February 2021 weather event. The estimate for credit losses related to the impacts of the February 2021 weather event was developed based on NEE’s assessment of the ultimate collectability of these receivables under potential workout scenarios. At December 31, 2021, approximately $127 million of allowances were included in noncurrent other assets on NEE's condensed consolidated balance sheets related to the February 2021 weather event. During the three months ended June 30, 2022, the net receivable was settled.

Property Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(millions)
Electric plant in service and other property	$118,443	$112,500	$71,298	$67,771
Nuclear fuel	1,562	1,606	1,147	1,170
Construction work in progress	15,505	14,141	5,799	6,326
Property, plant and equipment, gross	135,510	128,247	78,244	75,267
Accumulated depreciation and amortization	(30,117)	(28,899)	(17,458)	(17,040)
Property, plant and equipment – net	$105,393	$99,348	$60,786	$58,227

During the three months ended June 30, 2022 and 2021, FPL recorded AFUDC of approximately $36 million and $42 million, respectively, including AFUDC – equity of approximately $28 million and $31 million, respectively. During the six months ended June 30, 2022 and 2021, FPL recorded AFUDC of approximately $81 million and $78 million, respectively, including AFUDC – equity of approximately $62 million and $58 million, respectively. During the three months ended June 30, 2022 and 2021, NEER capitalized interest on construction projects of approximately $37 million and $33 million, respectively. During the six months ended June 30, 2022 and 2021, NEER capitalized interest on construction projects of approximately $73 million and $63 million, respectively.

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

At June 30, 2022, estimated capital expenditures, on an accrual basis, for the remainder of 2022 through 2026 were as follows:

	Remainder of 2022	2023	2024	2025	2026	Total
	(millions)
FPL:
Generation:(a)
New(b)	$1,375	$1,705	$1,695	$920	$1,020	$6,715
Existing	1,090	1,525	1,315	1,090	1,295	6,315
Transmission and distribution(c)	2,005	4,160	4,145	5,125	4,915	20,350
Nuclear fuel	115	125	160	200	200	800
General and other	470	700	610	650	620	3,050
Total	$5,055	$8,215	$7,925	$7,985	$8,050	$37,230
NEER:(d)
Wind(e)	$1,705	$230	$390	$30	$20	$2,375
Solar(f)	1,780	2,315	645	—	—	4,740
Battery storage	265	390	—	—	5	660
Nuclear, including nuclear fuel	150	160	220	225	230	985
Rate-regulated transmission	75	120	45	25	10	275
Other	650	325	150	100	75	1,300
Total	$4,625	$3,540	$1,450	$380	$340	$10,335
———————————————
(a)Includes AFUDC of approximately $35 million, $70 million, $50 million, $30 million and $25 million for the remainder of 2022 through 2026, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $25 million, $45 million, $45 million, $30 million and $60 million for the remainder of 2022 through 2026, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 3,723 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 5,943 MW and related transmission.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates. For example, the timing and ultimate cost associated with solar and battery storage capital expenditures may vary due to supply chain disruptions caused by the U.S. Department of Commerce's investigation into an antidumping and countervailing duties circumvention claim.

In addition to guarantees noted in Note 6 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $484 million at June 30, 2022. These obligations primarily related to guaranteeing the residual value of certain financing leases. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At June 30, 2022, NEER has entered into contracts with expiration dates through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel. Approximately $4.1 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2040.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The required capacity and/or minimum payments under contracts, including those discussed above, at June 30, 2022 were estimated as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter
	(millions)
FPL(a)	$510	$1,010	$985	$915	$840	$8,625
NEER(b)(c)(d)	$3,460	$890	$210	$105	$65	$535
———————————————
(a)Includes approximately $205 million, $410 million, $410 million, $405 million, $400 million and $5,960 million for the remainder of 2022 through 2026 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause. For the three and six months ended June 30, 2022, the charges associated with these agreements totaled approximately $107 million and $209 million, respectively, of which $26 million and $51 million, respectively, were eliminated in consolidation at NEE. For the three and six months ended June 30, 2021, the charges associated with these agreements totaled approximately $105 million and $209 million, respectively, of which $26 million and $53 million, respectively, were eliminated in consolidation at NEE.
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
(c)Includes approximately $240 million of commitments to invest in technology and other investments through 2031. See Note 7 – Other.
(d)Includes approximately $875 million, $335 million, $5 million, $5 million, $0 million and $5 million for the remainder of 2022 through 2026 and thereafter, respectively, of joint obligations of NEECH and NEER.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

NEE's segment information is as follows:

	Three Months Ended June 30,
	2022					2021
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$4,425	$775		$(17)	$5,183	$3,569	$380		$(22)	$3,927
Operating expenses – net	$3,023	$1,203		$10	$4,236	$2,339	$1,023		$48	$3,410
Gains (losses) on disposal of businesses/assets – net	$—	$10		$(9)	$1	$—	$(5)		$(2)	$(7)
Net loss attributable to noncontrolling interests	$—	$267		$—	$267	$—	$184		$—	$184
Net income (loss) attributable to NEE	$989	$133	(b)	$258	$1,380	$882	$(315)	(b)	$(311)	$256

	Six Months Ended June 30,
	2022					2021
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$8,137	$(24)		$(40)	$8,073	$6,539	$1,162		$(48)	$7,653
Operating expenses – net	$5,492	$2,372		$61	$7,925	$4,195	$2,196		$90	$6,481
Gains (losses) on disposal of businesses/assets – net	$—	$35		$(10)	$25	$—	$13		$(6)	$7
Net loss attributable to noncontrolling interests	$—	$509		$—	$509	$—	$352		$—	$352
Net income (loss) attributable to NEE	$1,864	$(1,366)	(b)	$431	$929	$1,660	$176	(b)	$86	$1,922
———————————————
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)See Note 4 for a discussion of NEER's tax benefits related to PTCs.

	June 30, 2022				December 31, 2021
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$80,758	$68,011	$3,001	$151,770	$78,067	$62,113	$732	$140,912

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves approximately 5.8 million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2021 MWh produced on a net generation basis. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER. Corporate and Other is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries, and may include the net effect of rounding. See Note 13 for additional segment information, including a discussion of a change in segment reporting. The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2021 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year periods.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(millions)				(millions)
FPL(a)	$989	$882	$0.50	$0.45	$1,864	$1,660	$0.94	$0.84
NEER(b)	133	(315)	0.07	(0.16)	(1,366)	176	(0.69)	0.09
Corporate and Other(a)	258	(311)	0.13	(0.16)	431	86	0.22	0.05
NEE	$1,380	$256	$0.70	$0.13	$929	$1,922	$0.47	$0.98
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$67	$(1,158)	$(1,063)	$(790)
Differential membership interests-related – NEER	$(21)	$(23)	$(42)	$(46)
NEP investment gains, net – NEER	$(32)	$(34)	$(83)	$(85)
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net – NEER	$(207)	$76	$(304)	$119
Impairment charges related to investment in Mountain Valley Pipeline – NEER(b)	$(20)	$—	$(627)	$—
———————————————
(a)    For the three months ended June 30, 2022 and 2021, approximately $270 million and $908 million of losses, respectively, and for the six months ended June 30, 2022 and 2021, $1,621 million and $984 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)    See Note 3 – Nonrecurring Fair Value Measurements for a discussion of the first quarter of 2022 impairment charge related to the investment in Mountain Valley Pipeline.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE increased by $1,124 million for the three months ended June 30, 2022 reflecting higher results at NEER, FPL and Corporate and Other. Net income attributable to NEE decreased by $993 million for the six months ended June 30, 2022 reflecting lower results at NEER, partly offset by higher results at FPL and Corporate and Other.

FPL's increase in net income for the three and six months ended June 30, 2022 was primarily driven by continued investments in plant in service and other property.

NEER's results increased for the three months ended June 30, 2022 primarily reflecting less unfavorable non-qualifying hedge activity compared to 2021, partly offset by unfavorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds. NEER's results decreased for the six months ended June 30, 2022 primarily reflecting unfavorable non-qualifying hedge activity compared to 2021, impairment charges on the Mountain Valley Pipeline investment and unfavorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds.

Corporate and Other's results increased for the three months ended June 30, 2022 primarily due to favorable non-qualifying hedge activity. Corporate and Other's results increased for the six months ended June 30, 2022 primarily due to more favorable non-qualifying hedge activity.

NEE's effective income tax rates for the three months ended June 30, 2022 and 2021 were approximately 21% and 206%, respectively. NEE's effective income tax rates for the six months ended June 30, 2022 and 2021 were approximately (18)% and 7%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

NEE, including FPL, is monitoring solar supply chain disruptions from Southeast Asian locations and is taking steps intended to mitigate potential risks to their solar project development and construction activities. To date, there has been no material impact on NEE's or FPL's operations or financial performance as a result of these activities.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average rate base by approximately $5.6 billion for both the three and six months ended June 30, 2022 when compared to the same periods in the prior year, reflecting, among other things, the addition of the 1,246 MW Dania Beach Clean Energy Center which was placed in service on May 31, 2022, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization for the three and six months ended June 30, 2022 is permitted by a December 2021 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2021 rate agreement) and, for the prior year periods, a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in a prior base rate proceeding (2016 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 and 2016 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. During the three months ended June 30, 2022 and 2021, FPL recorded the reversal of reserve amortization of approximately $44 million and reserve amortization of $100 million, respectively. During the six months ended June 30, 2022 and 2021, FPL recorded total reserve amortization of approximately $194 million, including a one-time reserve amortization adjustment of $114 million discussed under Depreciation and Amortization Expense below, and reserve amortization of $415 million, respectively. During both 2022 and 2021, FPL earned an approximately 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of June 30, 2022 and June 30, 2021.

Operating Revenues
During the three and six months ended June 30, 2022, operating revenues increased $856 million and $1,598 million, respectively. The increase for the three and six months ended June 30, 2022 primarily reflects higher fuel revenues of approximately $455 million and $871 million, respectively, primarily related to higher fuel and energy prices. Retail base revenues increased $246 million and $440 million during the three and six months ended June 30, 2022, respectively, as compared to the prior year period. The increase for the three and six months ended June 30, 2022 in retail base revenues reflects additional revenues of approximately $161 million and $293 million, respectively, related to new retail base rates under the 2021 rate agreement. Retail base revenues during the three and six months ended June 30, 2022 were also impacted by an increase of 1.6% and 1.3%, respectively, in the average usage per retail customer, primarily related to favorable weather when compared to the prior year period, and an increase of 1.5% and 1.6%, respectively, in the average number of customer accounts. The increase in operating revenues for the three and six months ended June 30, 2022 also reflects higher other revenues of approximately $155 million and $288 million, respectively, primarily related to increases in storm protection plan and environmental cost recovery clause revenues and franchise fees.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense increased $468 million and $896 million for the three and six months ended June 30, 2022, respectively, primarily reflecting higher fuel and energy prices.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $144 million and $267 million during the three and six months ended June 30, 2022, respectively, primarily reflecting the impact of reserve amortization. During the three months ended June 30, 2022 and 2021, FPL recorded the reversal of reserve amortization of approximately $44 million and reserve amortization of $100 million, respectively. During the six months ended June 30, 2022 and 2021, FPL recorded reserve amortization of approximately $80 million and $415 million, respectively. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 and 2016 rate agreements in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on the condensed consolidated balance sheets. At June 30, 2022, approximately $1,370 million of reserve amortization remains available under the 2021 rate agreement. In addition, during the six months ended June 30, 2022, FPL recorded a one-time reserve amortization adjustment of $114 million as required under the 2021 rate agreement, 50% of which was used to reduce the capital recovery regulatory asset balance and the other 50% to increase the storm reserve regulatory liability.

NEER: Results of Operations

NEER’s net income (loss) less net loss attributable to noncontrolling interests increased $448 million and decreased $1,542 million for the three and six months ended June 30, 2022, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(millions)
New investments(a)	$(7)	$11
Existing generation and storage assets(a)	62	169
Gas infrastructure(a)	3	(37)
Customer supply and proprietary power and gas trading(b)	37	(1)
NEET(a)	(8)	(3)
Other, including other investment income, interest expense and corporate general and administrative expenses	24	4
Change in non-qualifying hedge activity(c)	638	(637)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	(283)	(423)
NEP investment gains, net(c)	2	2
Impairment charges related to investment in Mountain Valley Pipeline(c)(d)	(20)	(627)
Change in net income (loss) less net loss attributable to noncontrolling interests	$448	$(1,542)
———————————————
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with PTCs and ITCs for wind, solar, and storage projects, as applicable, but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects, pipelines and rate-regulated transmission facilities and transmission lines are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, are included in existing generation and storage assets, pipeline results are included in gas infrastructure and rate-regulated transmission facilities and transmission lines are included in NEET beginning with the thirteenth month of operation or ownership.
(b)    Excludes allocation of interest expense and corporate general and administrative expenses.
(c)    See Overview – Adjusted Earnings for additional information.
(d)    See Note 3 – Nonrecurring Fair Value Measurements for a discussion of the first quarter of 2022 impairment charge related to the investment in Mountain Valley Pipeline.

Other Factors
Supplemental to the primary drivers of the changes in NEER's net income (loss) less net loss attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended June 30, 2022 increased $395 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $739 million of losses for the three months ended June 30, 2022 compared to $970 million of losses for the comparable period in 2021),
•net increases in revenues of $84 million from the customer supply, proprietary power and gas trading, and gas infrastructure businesses as compared to the prior year period which was impacted by the February 2021 weather event, and
•revenues from new investments of $60 million.

Operating revenues for the six months ended June 30, 2022 decreased $1,186 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $2,889 million of losses for the six months ended June 30, 2022 compared to $1,540 million of losses for the comparable period in 2021), and
•net decreases in revenues of $106 million from the customer supply, proprietary power and gas trading, and gas infrastructure businesses as compared to the prior year period which was impacted by the February 2021 weather event, partly offset by,
•higher revenues from existing generation and storage assets of $171 million primarily due to higher wind revenues as compared to the prior year period which was impacted by the February 2021 weather event, and
•revenues from new investments of $93 million.

Operating Expenses – net
Operating expenses – net for the three months ended June 30, 2022 increased $180 million primarily due to an increase of $117 million in O&M expenses primarily associated with higher corporate operating expenses and higher expenses at the customer supply, proprietary power and gas trading, and gas infrastructure businesses. Additionally, depreciation expense increased $31 million and fuel expense increased $20 million.

Operating expenses – net for the six months ended June 30, 2022 increased $176 million primarily due to an increase of $66 million in O&M expenses primarily related to higher corporate operating expenses, partly offset by lower bad debt expense associated with the February 2021 weather event (see Note 11 – Credit Losses). Additionally, fuel expense increased $55 million and depreciation expense increased $40 million.

Interest Expense
NEER’s interest expense for the three months ended June 30, 2022 decreased $222 million primarily reflecting approximately $197 million of favorable impacts related to changes in the fair value of interest rate derivative instruments. NEER’s interest expense for the six months ended June 30, 2022 decreased $251 million primarily reflecting approximately $232 million of more favorable impacts related to changes in the fair value of interest rate derivative instruments.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $436 million of equity in earnings of equity method investees for the three months ended June 30, 2022 compared to $84 million of equity in losses of equity method investees for the prior year period. The change for the three months ended June 30, 2022 primarily reflects an increase in equity in earnings of NEP recorded in 2022 primarily due to favorable impacts related to changes in the fair value of interest rate derivative instruments as compared to unfavorable impacts in the prior year period.

NEER recognized $17 million of equity in losses of equity method investees for the six months ended June 30, 2022 compared to $356 million of equity in earnings of equity method investees for the prior year period. The change for the six months ended June 30, 2022 primarily reflects impairment charges related to the investment in Mountain Valley Pipeline of approximately $0.8 billion (see Note 3 – Nonrecurring Fair Value Measurements), partly offset by an increase in equity in earnings of NEP recorded in 2022 primarily due to favorable impacts related to changes in the fair value of interest rate derivative instruments.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds – net
For the three and six months ended June 30, 2022, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to unfavorable market conditions in 2022 compared to favorable market conditions in 2021.

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

Corporate and Other's results increased $569 million and $345 million during the three and six months ended June 30, 2022, respectively. The increase for the three months ended June 30, 2022 primarily reflects favorable after-tax impacts of approximately $587 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments. The increase for the six months ended June 30, 2022 primarily reflects more favorable after-tax impacts of approximately $364 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments.

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

Cash Flows

NEE's sources and uses of cash for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022	2021
	(millions)
Sources of cash:
Cash flows from operating activities	$4,793	$3,495
Issuances of long-term debt, including premiums and discounts	9,615	7,359
Payments from related parties under the CSCS agreement – net	499	1,085
Issuances of common stock – net	1	5
Net increase in commercial paper and other short-term debt	829	—
Other sources – net	356	248
Total sources of cash	16,093	12,192
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(9,464)	(8,315)
Retirements of long-term debt	(1,544)	(1,023)
Net decrease in commercial paper and other short-term debt	—	(1,250)
Dividends	(1,671)	(1,511)
Other uses – net	(234)	(210)
Total uses of cash	(12,913)	(12,309)
Effects of currency translation on cash, cash equivalents and restricted cash	(3)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,177	$(113)

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2022 through 2026.

The following table provides a summary of capital investments for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
	(millions)
FPL:
Generation:
New	$565	$411
Existing	670	558
Transmission and distribution	2,270	2,108
Nuclear fuel	44	88
General and other	225	256
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	277	(64)
Total	4,051	3,357
NEER:
Wind	1,730	2,501
Solar (includes solar plus battery storage projects)	1,439	1,157
Battery storage	361	150
Nuclear, including nuclear fuel	76	139
Natural gas pipelines	134	70
Other gas infrastructure	658	215
Rate-regulated transmission (2021 includes the acquisition of GridLiance, see Note 5 – GridLiance)	228	667
Other	336	59
Total	4,962	4,958
Corporate and Other	451	—
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$9,464	$8,315

Liquidity

At June 30, 2022, NEE's total net available liquidity was approximately $15.6 billion. The table below provides the components of FPL's and NEECH's net available liquidity at June 30, 2022.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,798	$5,257	$9,055	2023 – 2027	2022 – 2027
Issued letters of credit	(3)	(1,729)	(1,732)
	3,795	3,528	7,323

Bilateral revolving credit facilities(b)	2,180	3,025	5,205	2022 – 2025	2022 – 2023
Borrowings	—	—	—
	2,180	3,025	5,205

Letter of credit facilities(c)	—	2,600	2,600		2022 – 2025
Issued letters of credit	—	(2,162)	(2,162)
	—	438	438

Bilateral revolving credit and letter of credit facilities(d)	—	4,000	4,000		2023
Borrowings	—	—	—
Issued letters of credit	—	(731)	(731)
	—	3,269	3,269

Subtotal	5,975	10,260	16,235

Cash and cash equivalents	67	2,791	2,858
Commercial paper and other short-term borrowings outstanding	(200)	(2,751)	(2,951)
Amounts due to related parties under the CSCS agreement (see Note 6)	—	(556)	(556)
Net available liquidity	$5,842	$9,744	$15,586
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,275 million ($650 million for FPL and $2,625 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,375 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $1,327 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. Approximately $3,130 million of FPL's and $3,844 million of NEECH's syndicated revolving credit facilities expire in 2027.
(b)    Only available for the funding of loans. Approximately $150 million of NEECH's bilateral revolving credit facilities is available for costs incurred in connection with the development, construction and operations of wind and solar power generation facilities.
(c)    Only available for the issuance of letters of credit.
(d)    Provide for the funding of loans and issuance of letters of credit up to an aggregate total of the amount of each credit facility.

During the six months ended June 30, 2022, NEE increased its total capacity under its credit facilities by approximately $6.1 billion primarily to provide for additional liquidity to support and grow the business (see Note 2) and, at FPL, the funding of fuel and, also, storm restoration costs that could impact FPL's service areas during hurricane season.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 6 regarding guarantees of obligations on behalf of NEP subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At June 30, 2022, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at June 30, 2022, NEE subsidiaries had approximately $5.5 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 3 – Contingent Consideration and Note 12 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At June 30, 2022, these guarantees totaled approximately $616 million and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. At June 30, 2022, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at June 30, 2022) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $3.4 billion.

At June 30, 2022, subsidiaries of NEE also had approximately $5.8 billion of standby letters of credit and approximately $935 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Six Months Ended June 30, 2022			Year Ended December 31, 2021
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(12)	$24	$8,073	$(1)	$3,139	$17,069
Operating income (loss)	$(132)	$(2,369)	$173	$(352)	$(1,317)	$2,913
Net income (loss)	$423	$(1,446)	$420	$(275)	$(395)	$2,827
Net income (loss) attributable to NEE/NEECH	$423	$(937)	$929	$(275)	$351	$3,573

	June 30, 2022			December 31, 2021
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$1,429	$9,930	$14,332	$48	$5,662	$9,288
Total noncurrent assets	$2,979	$61,375	$137,438	$2,308	$57,620	$131,624
Total current liabilities	$7,934	$20,457	$26,821	$1,553	$11,560	$17,437
Total noncurrent liabilities	$28,554	$42,459	$80,342	$27,956	$40,289	$77,806
Redeemable noncontrolling interests	$—	$53	$53	$—	$245	$245
Noncontrolling interests	$—	$8,115	$8,115	$—	$8,222	$8,222

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.
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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2022 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three Months Ended June 30, 2022
Fair value of contracts outstanding at March 31, 2022	$1,009	$(3,544)	$(8)	$(2,543)
Reclassification to realized at settlement of contracts	(139)	293	8	162
Value of contracts acquired	(2)	12	—	10
Net option premium purchases (issuances)	53	—	—	53
Changes in fair value excluding reclassification to realized	83	(1,062)	98	(881)
Fair value of contracts outstanding at June 30, 2022	1,004	(4,301)	98	(3,199)
Net margin cash collateral paid (received)				168
Total mark-to-market energy contract net assets (liabilities) at June 30, 2022	$1,004	$(4,301)	$98	$(3,031)

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six Months Ended June 30, 2022
Fair value of contracts outstanding at December 31, 2021	$978	$(1,392)	$1	$(413)
Reclassification to realized at settlement of contracts	(180)	517	10	347
Value of contracts acquired	(1)	14	—	13
Net option premium purchases (issuances)	128	8	—	136
Changes in fair value excluding reclassification to realized	79	(3,448)	87	(3,282)
Fair value of contracts outstanding at June 30, 2022	1,004	(4,301)	98	(3,199)
Net margin cash collateral paid (received)				168
Total mark-to-market energy contract net assets (liabilities) at June 30, 2022	$1,004	$(4,301)	$98	$(3,031)

NEE's total mark-to-market energy contract net assets (liabilities) at June 30, 2022 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2022
(millions)
Current derivative assets	$1,721
Noncurrent derivative assets	1,378
Current derivative liabilities	(3,271)
Noncurrent derivative liabilities	(2,859)
NEE's total mark-to-market energy contract net liabilities	$(3,031)

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2022 were as follows:

	Maturity
	2022	2023	2024	2025	2026	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$60	$(562)	$(510)	$(372)	$(224)	$(143)	$(1,751)
Significant other observable inputs	696	1,242	699	541	362	407	3,947
Significant unobservable inputs	(541)	(497)	(88)	(33)	(17)	(16)	(1,192)
Total	215	183	101	136	121	248	1,004
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(40)	(61)	(15)	(9)	(15)	—	(140)
Significant other observable inputs	(421)	(1,031)	(767)	(536)	(360)	(561)	(3,676)
Significant unobservable inputs	23	(2)	(5)	(4)	(5)	(492)	(485)
Total	(438)	(1,094)	(787)	(549)	(380)	(1,053)	(4,301)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	10	5	—	—	—	—	15
Significant unobservable inputs	64	20	(1)	—	—	—	83
Total	74	25	(1)	—	—	—	98
Total sources of fair value	$(149)	$(886)	$(687)	$(413)	$(259)	$(805)	$(3,199)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2021	$—	$17	$17	$1	$148	$148	$1	$149	$149
June 30, 2022	$—	$32	$32	$11	$418	$424	$11	$399	$407
Average for the six months ended June 30, 2022	$—	$23	$23	$2	$273	$275	$2	$256	$259
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $14 million and $9 million at June 30, 2022 and December 31, 2021, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,195	$2,195	$2,505	$2,505
Other investments, primarily debt securities	$674	$674	$311	$311
Long-term debt, including current portion	$60,632	$57,473	$52,745	$57,290
Interest rate contracts – net unrealized gains (losses)	$485	$485	$(633)	$(633)
FPL:
Fixed income securities – special use funds	$1,690	$1,690	$1,934	$1,934
Long-term debt, including current portion	$21,335	$20,688	$18,510	$21,379
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

At June 30, 2022, NEE had interest rate contracts with a notional amount of approximately $10.9 billion to manage exposure to the variability of cash flows associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE's net liabilities would increase by approximately $1,695 million ($778 million for FPL) at June 30, 2022.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $4,425 million and $5,511 million ($2,899 million and $3,552 million for FPL) at June 30, 2022 and December 31, 2021, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At June 30, 2022, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $422 million ($274 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At June 30, 2022, NEE's credit risk exposure associated with its energy marketing and trading counterparties, taking into account collateral and contractual netting rights, totaled $3.1 billion ($86 million for FPL), of which approximately 65% (100% for FPL) was with companies that have investment grade credit ratings. With regard to credit risk exposure to counterparties with below investment grade credit ratings, NEE has first lien security positions with respect to approximately 70% of such exposure. For the remaining unsecured positions with counterparties that have below investment grade credit ratings, no one counterparty makes up more than 4% of NEE’s total exposure to below investment grade counterparties. See Notes 1, 2 and 11 – Credit Losses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2022.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2021 Form 10-K and the March 2022 Form 10-Q. The factors discussed in Part I, Item 1A. Risk Factors in the 2021 Form 10-K and Part II, Item 1A. Risk Factors in the March 2022 Form 10-Q, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described in the 2021 Form 10-K and March 2022 Form 10-Q are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2022 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/22 – 4/30/22	—	—	—	180,000,000
5/1/22 – 5/31/22	8,056	$69.80	—	180,000,000
6/1/22 – 6/30/22	1,804	$73.20	—	180,000,000
Total	9,860	$70.42	—
————————————
(a)Includes: (1) in May 2022, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in June 2022, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.
(b)In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock (180 million shares after giving effect to the 2020 stock split) over an unspecified period.

Item 6.  Exhibits
`

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of Florida Power & Light Company, dated June 7, 2022, creating the Floating Rate Notes, Series due June 15, 2072 (filed as Exhibit 4 to Form 8-K dated June 7, 2022, File No. 2-27612)
		x	x
*4(b)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 23, 2022, creating the 4.20% Debentures, Series due June 20, 2024 (filed as Exhibit 4(a) to Form 8-K dated June 23, 2022, File No. 1-8841)
x
*4(c)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 23, 2022, creating the 4.45% Debentures, Series due June 20, 2025 (filed as Exhibit 4(b) to Form 8-K dated June 23, 2022, File No. 1-8841)
x
*4(d)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 23, 2022, creating the 4.625% Debentures, Series due July 15, 2027 (filed as Exhibit 4(c) to Form 8-K dated June 23, 2022, File No. 1-8841)
x
*4(e)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 23, 2022, creating the 5.00% Debentures, Series due July 15, 2032 (filed as Exhibit 4(d) to Form 8-K dated June 23, 2022, File No. 1-8841)
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

Date: July 26, 2022

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller (Principal Accounting Officer)