Form 10-Q
period 2022-09-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2022-11-03
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

700 Universe Boulevard
Juno Beach, Florida 33408
(561) 694-4000

State or other jurisdiction of incorporation or organization:  Florida

Securities registered pursuant to Section 12(b) of the Act:

Registrants	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NextEra Energy, Inc.	Common Stock, $0.01 Par Value	NEE	New York Stock Exchange
	5.279% Corporate Units	NEE.PRP	New York Stock Exchange
	6.219% Corporate Units	NEE.PRQ	New York Stock Exchange
	6.926% Corporate Units	NEE.PRR	New York Stock Exchange

Florida Power & Light Company	None

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at September 30, 2022: 1,987,163,652

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at September 30, 2022, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2021 rate agreement	December 2021 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding
AFUDC	allowance for funds used during construction
AFUDC – equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
CSCS agreement	amended and restated cash sweep and credit support agreement
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NextEra Energy Resources subsidiary
FPL	the legal entity, Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ISO	independent system operator
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP, a subsidiary of NEP
net generation	net ownership interest in plant(s) generation
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PTC	production tax credit
regulatory ROE	return on common equity as determined for regulatory purposes
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources' subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OPERATING REVENUES	$6,719	$4,370	$14,792	$12,023
OPERATING EXPENSES
Fuel, purchased power and interchange	1,933	1,383	4,888	3,393
Other operations and maintenance	1,225	910	3,161	2,764
Depreciation and amortization	1,289	1,230	3,332	2,960
Taxes other than income taxes and other – net	581	481	1,572	1,368
Total operating expenses – net	5,028	4,004	12,953	10,485
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	171	13	196	20
OPERATING INCOME	1,862	379	2,035	1,558
OTHER INCOME (DEDUCTIONS)
Interest expense	(259)	(335)	100	(671)
Equity in earnings of equity method investees	196	109	180	465
Allowance for equity funds used during construction	20	37	88	100
Gains on disposal of investments and other property – net	51	17	83	69
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	(141)	(26)	(569)	137
Other net periodic benefit income	70	64	159	193
Other – net	83	32	160	107
Total other income (deductions) – net	20	(102)	201	400
INCOME BEFORE INCOME TAXES	1,882	277	2,236	1,958
INCOME TAX EXPENSE (BENEFIT)	323	(27)	257	84
NET INCOME	1,559	304	1,979	1,874
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	137	143	646	495
NET INCOME ATTRIBUTABLE TO NEE	$1,696	$447	$2,625	$2,369
Earnings per share attributable to NEE:
Basic	$0.86	$0.23	$1.33	$1.21
Assuming dilution	$0.86	$0.23	$1.33	$1.20

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME	$1,559	$304	$1,979	$1,874
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $0 tax benefit, $0 tax benefit, $2 tax benefit and $1 tax benefit, respectively)	—	—	5	4
Net unrealized gains (losses) on available for sale securities:
Net unrealized losses on securities still held (net of $8 tax benefit, $1 tax benefit, $31 tax benefit and $3 tax benefit, respectively)	(31)	(2)	(91)	(9)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1 tax benefit, $1 tax expense, $1 tax benefit and $1 tax expense, respectively)	1	(1)	3	(3)
Defined benefit pension and other benefits plans:
Reclassification from accumulated other comprehensive income (loss) to net income (net of $0 tax expense, $1 tax benefit, $0 tax expense and $1 tax benefit, respectively)	—	1	—	3
Net unrealized gains (losses) on foreign currency translation	(49)	(13)	(58)	2
Other comprehensive income related to equity method investees (net of $0 tax expense, $1 tax expense, $0 tax expense and $1 tax expense, respectively)	1	1	1	1
Total other comprehensive loss, net of tax	(78)	(14)	(140)	(2)
COMPREHENSIVE INCOME	1,481	290	1,839	1,872
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	160	148	672	495
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$1,641	$438	$2,511	$2,367

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,508	$639
Customer receivables, net of allowances of $69 and $35, respectively	4,553	3,378
Other receivables	776	730
Materials, supplies and fuel inventory	1,791	1,561
Regulatory assets	620	1,125
Derivatives	1,431	689
Other	1,212	1,166
Total current assets	12,891	9,288
Other assets:
Property, plant and equipment – net ($19,301 and $20,521 related to VIEs, respectively)	108,447	99,348
Special use funds	7,195	8,922
Investment in equity method investees	6,316	6,159
Prepaid benefit costs	2,341	2,243
Regulatory assets	6,939	4,578
Derivatives	2,113	1,135
Goodwill	4,872	4,844
Other	5,295	4,395
Total other assets	143,518	131,624
TOTAL ASSETS	$156,409	$140,912
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$925	$1,382
Other short-term debt	1,938	700
Current portion of long-term debt ($60 and $58 related to VIEs, respectively)	7,292	1,785
Accounts payable ($244 and $752 related to VIEs, respectively)	7,149	6,935
Customer deposits	525	485
Accrued interest and taxes	1,279	525
Derivatives	2,969	1,263
Accrued construction-related expenditures	1,891	1,378
Regulatory liabilities	410	289
Other	3,415	2,695
Total current liabilities	27,793	17,437
Other liabilities and deferred credits:
Long-term debt ($1,088 and $1,125 related to VIEs, respectively)	54,670	50,960
Asset retirement obligations	3,196	3,082
Deferred income taxes	8,725	8,310
Regulatory liabilities	9,530	11,273
Derivatives	3,067	1,713
Other	2,682	2,468
Total other liabilities and deferred credits	81,870	77,806
TOTAL LIABILITIES	109,663	95,243
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIE	—	245
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 1,987 and 1,963, respectively)	20	20
Additional paid-in capital	12,694	11,271
Retained earnings	26,029	25,911
Accumulated other comprehensive loss	(114)	—
Total common shareholders' equity	38,629	37,202
Noncontrolling interests ($8,109 and $8,217 related to VIEs, respectively)	8,117	8,222
TOTAL EQUITY	46,746	45,424
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$156,409	$140,912

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,979	$1,874
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,332	2,960
Nuclear fuel and other amortization	211	202
Unrealized losses on marked to market derivative contracts – net	1,924	2,250
Unrealized losses (gains) on equity securities held in NEER's nuclear decommissioning funds – net	569	(137)
Foreign currency transaction gains	(162)	(70)
Deferred income taxes	208	140
Cost recovery clauses and franchise fees	(1,295)	(202)
Equity in earnings of equity method investees	(180)	(465)
Distributions of earnings from equity method investees	408	392
Gains on disposal of businesses, assets and investments – net	(279)	(89)
Recoverable storm-related costs	(26)	(171)
Other – net	(29)	(91)
Changes in operating assets and liabilities:
Current assets	(1,238)	(1,227)
Noncurrent assets	(66)	(316)
Current liabilities	1,809	1,138
Noncurrent liabilities	102	48
Net cash provided by operating activities	7,267	6,236
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(6,021)	(5,000)
Independent power and other investments of NEER	(7,252)	(6,799)
Nuclear fuel purchases	(105)	(206)
Other capital expenditures	(451)	—
Sale of independent power and other investments of NEER	575	384
Proceeds from sale or maturity of securities in special use funds and other investments	2,896	3,233
Purchases of securities in special use funds and other investments	(3,496)	(3,498)
Other – net	5	41
Net cash used in investing activities	(13,849)	(11,845)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	11,616	9,614
Retirements of long-term debt	(2,137)	(4,262)
Proceeds from differential membership investors	443	328
Net change in commercial paper	(457)	2,043
Proceeds from other short-term debt	1,725	—
Repayments of other short-term debt	(525)	(258)
Payments from related parties under a cash sweep and credit support agreement – net	8	295
Issuances of common stock/equity units – net	1,458	7
Dividends on common stock	(2,507)	(2,267)
Other – net	(386)	(434)
Net cash provided by financing activities	9,238	5,066
Effects of currency translation on cash, cash equivalents and restricted cash	(5)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	2,651	(542)
Cash, cash equivalents and restricted cash at beginning of period	1,316	1,546
Cash, cash equivalents and restricted cash at end of period	$3,967	$1,004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$828	$878
Cash received for income taxes – net	$(36)	$(21)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$6,079	$4,664
Decrease in property, plant and equipment – net and contract liabilities (2022 activity, see Note 11)	$639	$155

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended September 30, 2022	Shares	Aggregate Par Value
Balances, June 30, 2022	1,965	$20	$11,309	$(59)	$25,169	$36,439	$8,115	$44,554	$53
Net income (loss)	—	—	—	—	1,696	1,696	(138)		1
Premium on equity units	—	—	(127)	—	—	(127)	—		—
Share-based payment activity	—	—	80	—	—	80	—		—
Dividends on common stock(a)	—	—	—	—	(836)	(836)	—		—
Other comprehensive loss	—	—	—	(55)	—	(55)	(23)		—
Issuances of common stock/equity units – net	22	—	1,446	—	—	1,446	—		—
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(147)		—
Other differential membership interests activity	—	—	(13)	—	—	(13)	252		(54)
Other	—	—	(1)	—	—	(1)	58		—
Balances, September 30, 2022	1,987	$20	$12,694	$(114)	$26,029	$38,629	$8,117	$46,746	$—
———————————————
(a)Dividends per share were $0.425 for the three months ended September 30, 2022.
(b)See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Nine Months Ended September 30, 2022	Shares	Aggregate Par Value
Balances, December 31, 2021	1,963	$20	$11,271	$—	$25,911	$37,202	$8,222	$45,424	$245
Net income (loss)	—	—	—	—	2,625	2,625	(653)		7
Premium on equity units	—	—	(127)	—	—	(127)	—		—
Share-based payment activity	2	—	122	—	—	122	—		—
Dividends on common stock(a)	—	—	—	—	(2,507)	(2,507)	—		—
Other comprehensive loss	—	—	—	(114)	—	(114)	(26)		—
Issuances of common stock/equity units – net	22	—	1,446	—	—	1,446	—		—
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(147)		—
Other differential membership interests activity	—	—	(15)	—	—	(15)	542		(251)
Other	—	—	(3)	—	—	(3)	179		(1)
Balances, September 30, 2022	1,987	$20	$12,694	$(114)	$26,029	$38,629	$8,117	$46,746	$—
———————————————
(a)Dividends per share were $0.425 for each of the quarterly periods in 2022.
(b)See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended September 30, 2021	Shares	Aggregate Par Value
Balances, June 30, 2021	1,962	$20	$11,224	$(85)	$25,773	$36,932	$8,182	$45,114	$—
Net income (loss)	—	—	—	—	447	447	(144)		1
Share-based payment activity	—	—	47	—	—	47	—		—
Dividends on common stock(a)	—	—	—	—	(756)	(756)	—		—
Other comprehensive loss	—	—	—	(9)	—	(9)	(5)		—
Other differential membership interests activity	—	—	—	—	—	—	(44)		78
Other	—	—	(12)	—	—	(12)	9		—
Balances, September 30, 2021	1,962	$20	$11,259	$(94)	$25,464	$36,649	$7,998	$44,647	$79
———————————————
(a)Dividends per share were $0.385 for the three months ended September 30, 2021.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Nine Months Ended September 30, 2021	Shares	Aggregate Par Value
Balances, December 31, 2020	1,960	$20	$11,222	$(92)	$25,363	$36,513	$8,416	$44,929	$—
Net income (loss)	—	—	—	—	2,369	2,369	(496)		1
Share-based payment activity	3	—	70	—	—	70	—		—
Dividends on common stock(a)	—	—	—	—	(2,267)	(2,267)	—		—
Other comprehensive loss	—	—	—	(2)	—	(2)	—		—
Other differential membership interests activity	—	—	—	—	—	—	36		78
Other	(1)	—	(33)	—	(1)	(34)	42		—
Balances, September 30, 2021	1,962	$20	$11,259	$(94)	$25,464	$36,649	$7,998	$44,647	$79
_______________________
(a)Dividends per share were $0.385 for each of the quarterly periods in 2021.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OPERATING REVENUES	$5,075	$4,134	$13,211	$10,673
OPERATING EXPENSES
Fuel, purchased power and interchange	1,733	1,218	4,364	2,953
Other operations and maintenance	511	416	1,349	1,211
Depreciation and amortization	829	815	2,006	1,724
Taxes other than income taxes and other – net	495	419	1,340	1,175
Total operating expenses – net	3,568	2,868	9,059	7,063
OPERATING INCOME	1,507	1,266	4,152	3,610
OTHER INCOME (DEDUCTIONS)
Interest expense	(200)	(152)	(554)	(461)
Allowance for equity funds used during construction	19	35	82	93
Other – net	9	8	10	11
Total other deductions – net	(172)	(109)	(462)	(357)
INCOME BEFORE INCOME TAXES	1,335	1,157	3,690	3,253
INCOME TAXES	261	230	751	667
NET INCOME(a)	$1,074	$927	$2,939	$2,586
_______________________
(a)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,218	$55
Customer receivables, net of allowances of $9 and $11, respectively	2,036	1,297
Other receivables	544	350
Materials, supplies and fuel inventory	1,073	963
Regulatory assets	608	1,111
Other	193	142
Total current assets	5,672	3,918
Other assets:
Electric utility plant and other property – net	62,212	58,227
Special use funds	5,048	6,158
Prepaid benefit costs	1,716	1,657
Regulatory assets	6,690	4,343
Goodwill	2,989	2,989
Other	826	775
Total other assets	79,481	74,149
TOTAL ASSETS	$85,153	$78,067
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$—	$1,382
Other short-term debt	200	200
Current portion of long-term debt	1,546	536
Accounts payable	1,569	1,318
Customer deposits	517	478
Accrued interest and taxes	932	322
Accrued construction-related expenditures	549	601
Regulatory liabilities	401	278
Other	1,792	643
Total current liabilities	7,506	5,758
Other liabilities and deferred credits:
Long-term debt	19,452	17,974
Asset retirement obligations	2,091	2,049
Deferred income taxes	8,150	7,137
Regulatory liabilities	9,294	11,053
Other	428	502
Total other liabilities and deferred credits	39,415	38,715
TOTAL LIABILITIES	46,921	44,473
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	23,636	19,936
Retained earnings	13,223	12,285
TOTAL EQUITY	38,232	33,594
TOTAL LIABILITIES AND EQUITY	$85,153	$78,067

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,939	$2,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,006	1,724
Nuclear fuel and other amortization	135	130
Deferred income taxes	771	488
Cost recovery clauses and franchise fees	(1,295)	(202)
Recoverable storm-related costs	(26)	(171)
Other – net	9	(26)
Changes in operating assets and liabilities:
Current assets	(934)	(312)
Noncurrent assets	(48)	(86)
Current liabilities	899	576
Noncurrent liabilities	94	(7)
Net cash provided by operating activities	4,550	4,700
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,021)	(5,000)
Nuclear fuel purchases	(67)	(110)
Proceeds from sale or maturity of securities in special use funds	1,738	2,223
Purchases of securities in special use funds	(1,833)	(2,302)
Other – net	(7)	(8)
Net cash used in investing activities	(6,190)	(5,197)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	2,942	1,388
Retirements of long-term debt	(441)	(1,304)
Net change in commercial paper	(1,382)	(852)
Capital contributions from NEE	3,700	1,700
Dividends to NEE	(2,000)	(435)
Other – net	(36)	(21)
Net cash provided by financing activities	2,783	476
Net increase (decrease) in cash, cash equivalents and restricted cash	1,143	(21)
Cash, cash equivalents and restricted cash at beginning of period	108	160
Cash, cash equivalents and restricted cash at end of period	$1,251	$139
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$476	$410
Cash paid for income taxes – net	$145	$44
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$946	$817

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended September 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, June 30, 2022	$1,373	$21,436	$12,149	$34,958
Net income	—	—	1,074
Capital contributions from NEE	—	2,200	—
Balances, September 30, 2022	$1,373	$23,636	$13,223	$38,232

Nine Months Ended September 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2021	$1,373	$19,936	$12,285	$33,594
Net income	—	—	2,939
Capital contributions from NEE	—	3,700	—
Dividends to NEE	—	—	(2,000)
Other	—	—	(1)
Balances, September 30, 2022	$1,373	$23,636	$13,223	$38,232

Three Months Ended September 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, June 30, 2021	$1,373	$19,272	$10,843	$31,488
Net income	—	—	927
Capital contributions from NEE	—	665	—
Other	—	(1)	—
Balances, September 30, 2021	$1,373	$19,936	$11,770	$33,079

Nine Months Ended September 30, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2020	$1,373	$18,236	$9,619	$29,228
Net income	—	—	2,586
Capital contributions from NEE	—	1,700	—
Dividends to NEE	—	—	(435)
Balances, September 30, 2021	$1,373	$19,936	$11,770	$33,079

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

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 2) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $6.4 billion ($5.1 billion at FPL) and $5.4 billion ($4.1 billion at FPL) for the three months ended September 30, 2022 and 2021, respectively, and $17.4 billion ($13.2 billion at FPL) and $14.1 billion ($10.6 billion at FPL) for the nine months ended September 30, 2022 and 2021, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar. During the nine months ended September 30, 2021, NEER did not recognize approximately $180 million of revenue related to reimbursable expenses from a counterparty that were deemed not probable of collection. These reimbursable expenses arose from the impacts of severe prolonged winter weather in Texas in February 2021 (February 2021 weather event). These determinations were made based on assessments of the counterparty's creditworthiness and NEER's ability to collect.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL's retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At September 30, 2022 and December 31, 2021, FPL's unbilled revenues amounted to approximately $693 million and $583 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of September 30, 2022, FPL expects to record approximately $400 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2022 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales associated with ISO annual auctions through 2026, certain power purchase agreements with maturity dates through 2034 and capacity sales associated with natural gas transportation through 2062. At September 30, 2022, NEER expects to record approximately $1.2 billion of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income. At September 30, 2022, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $3 million of net losses included in AOCI at September 30, 2022 are expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at September 30, 2022 and December 31, 2021, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	September 30, 2022
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$4,477	$12,281	$2,280	$(15,990)	$3,048
Interest rate contracts	$—	$533	$—	$(14)	519
Foreign currency contracts	$—	$—	$—	$(23)	(23)
Total derivative assets					$3,544

FPL – commodity contracts	$—	$13	$50	$(9)	$54

Liabilities:
NEE:
Commodity contracts	$6,687	$11,671	$3,956	$(16,463)	$5,851
Interest rate contracts	$—	$33	$—	$(14)	19
Foreign currency contracts	$—	$189	$—	$(23)	166
Total derivative liabilities					$6,036

FPL – commodity contracts	$—	$4	$29	$(9)	$24

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$1,431
Noncurrent derivative assets(c)					2,113
Total derivative assets					$3,544
Current derivative liabilities(d)					$2,969
Noncurrent derivative liabilities(e)					3,067
Total derivative liabilities					$6,036

Net fair value by FPL balance sheet line item:
Current other assets					$52
Noncurrent other assets					2
Total derivative assets					$54
Current other liabilities					$20
Noncurrent other liabilities					4
Total derivative liabilities					$24
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
(b)Reflects the netting of approximately $570 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $221 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $6 million in margin cash collateral paid to counterparties.
(e)Reflects the netting of approximately $1,258 million in margin cash collateral paid to counterparties.

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

At September 30, 2022 and December 31, 2021, NEE had approximately $50 million (none at FPL) and $56 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at September 30, 2022 and December 31, 2021, NEE had approximately $424 million (none at FPL) and $673 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at September 30, 2022 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	September 30, 2022		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$178	$619	Discounted cash flow	Forward price (per MWh)	$(7)	—	$461	$51
Forward contracts – gas	330	323	Discounted cash flow	Forward price (per MMBtu)	$3	—	$35	$5
Forward contracts – congestion	50	12	Discounted cash flow	Forward price (per MWh)	$(24)	—	$25	$1
Options – power	79	1	Option models	Implied correlations	42%	—	89%	56%
				Implied volatilities	20%	—	225%	57%
Options – primarily gas	1,368	1,271	Option models	Implied correlations	42%	—	89%	56%
				Implied volatilities	24%	—	192%	63%
Full requirements and unit contingent contracts	129	1,583	Discounted cash flow	Forward price (per MWh)	$12	—	$512	$99
				Customer migration rate(b)	—%	—	122%	6%
Forward contracts – other	146	147
Total	$2,280	$3,956
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2022		2021
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30	$(1,594)	$83	$584	$—
Realized and unrealized gains (losses):
Included in operating revenues	(695)	—	(1,138)	—
Included in regulatory assets and liabilities	92	92	1	1
Purchases	90	—	62	—
Settlements	482	(154)	80	(2)
Issuances	(57)	—	(52)	—
Transfers out(a)	6	—	15	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$(1,676)	$21	$(448)	$(1)
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$(446)	$—	$(1,107)	$—
———————————————
(a)Transfers from Level 3 to Level 2 were a result of increased observability of market data.

	Nine Months Ended September 30,
	2022		2021
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$170	$8	$1,374	$(1)
Realized and unrealized gains (losses):
Included in operating revenues	(3,215)	—	(1,795)	—
Included in regulatory assets and liabilities	161	161	2	2
Purchases	469	—	153	—
Settlements	1,043	(148)	(54)	(2)
Issuances	(289)	—	(116)	—
Transfers in(a)	—	—	1	—
Transfers out(a)	(15)	—	(13)	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$(1,676)	$21	$(448)	$(1)
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$(2,081)	$—	$(1,581)	$—
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions)
Commodity contracts(a) – operating revenues (including $10 unrealized losses, $1,236 unrealized losses, $2,942 unrealized losses and $2,563 unrealized losses, respectively)	$(122)	$(1,291)	$(3,488)	$(2,708)
Foreign currency contracts – interest expense (including $32 unrealized losses, $15 unrealized losses, $113 unrealized losses and $69 unrealized losses, respectively)	(36)	(13)	(121)	(69)
Interest rate contracts – interest expense (including $16 unrealized gains, $23 unrealized gains, $1,131 unrealized gains and $382 unrealized gains, respectively)	236	7	1,321	340
Losses reclassified from AOCI to interest expense:
Interest rate contracts	—	(1)	(5)	(4)
Foreign currency contracts	(1)	(1)	(2)	(2)
Total	$77	$(1,299)	$(2,295)	$(2,443)
———————————————
(a)For the three and nine months ended September 30, 2022, FPL recorded gains of approximately $131 million and $110 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, FPL recorded gains of approximately $9 million and $13 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets.

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

	September 30, 2022				December 31, 2021
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(660)	MWh	—		(103)	MWh	—
Natural gas	(1,467)	MMBtu	151	MMBtu	(1,290)	MMBtu	91	MMBtu
Oil	(38)	barrels	—		(33)	barrels	—

At September 30, 2022 and December 31, 2021, NEE had interest rate contracts with a notional amount of approximately $8.8 billion and $11.2 billion, respectively, and foreign currency contracts with a notional amount of approximately $1.0 billion and $1.0 billion, respectively. In October 2022, NEECH entered into a forward starting interest rate swap agreement with a notional amount of $10 billion to manage interest rate risk associated with forecasted debt issuances.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At September 30, 2022 and December 31, 2021, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $9.0 billion ($21 million for FPL) and $4.1 billion ($12 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $2,250 million (none at FPL) at September 30, 2022 and $645 million (none at FPL) at December 31, 2021. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $5.8 billion ($35 million at FPL) at September 30, 2022 and $2.7 billion ($35 million at FPL) at December 31, 2021. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.3 billion ($355 million at FPL) at September 30, 2022 and $1.0 billion ($145 million at FPL) at December 31, 2021.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At September 30, 2022 and December 31, 2021, applicable NEE subsidiaries have posted approximately $8 million (none at FPL) and $84 million (none at FPL), respectively, in cash, and $1.9 billion (none at FPL) and $1.1 billion (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $415 million and $72 million at September 30, 2022 and December 31, 2021, respectively, and are included in noncurrent other assets on NEE's condensed consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2022
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$1,816	$—		$—	$1,816
FPL – equity securities	$1,189	$—		$—	$1,189
Special use funds:(b)
NEE:
Equity securities	$1,932	$2,215	(c)	$—	$4,147
U.S. Government and municipal bonds	$642	$62		$—	$704
Corporate debt securities	$6	$760		$—	$766
Asset-backed securities	$—	$608		$—	$608
Other debt securities	$—	$19		$—	$19
FPL:
Equity securities	$710	$2,015	(c)	$—	$2,725
U.S. Government and municipal bonds	$520	$32		$—	$552
Corporate debt securities	$5	$576		$—	$581
Asset-backed securities	$—	$475		$—	$475
Other debt securities	$—	$9		$—	$9
Other investments:(d)
NEE:
Equity securities	$31	$1		$—	$32
Debt securities	$125	$191		$124	$440
FPL – equity securities	$10	$—		$—	$10

———————————————
(a)Includes restricted cash equivalents of approximately $55 million ($33 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Contingent Consideration – At September 30, 2022, NEER had approximately $198 million of contingent consideration liabilities which are included in noncurrent other liabilities on NEE's condensed consolidated balance sheet. The liabilities relate to contingent consideration for the completion of capital expenditures for future development projects in connection with the acquisition of GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance) (see Note 5 – GridLiance). NEECH guarantees the contingent consideration obligations under the GridLiance acquisition agreements. Significant inputs and assumptions used in the fair value measurement, some of which are Level 3 and require judgement, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates.

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2022			December 31, 2021
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$951	$951		$906	$907
Other receivables(b)	$110	$110		$26	$26
Long-term debt, including current portion	$61,962	$57,029	(c)	$52,745	$57,290	(c)
FPL:
Special use funds(a)	$706	$706		$672	$672
Long-term debt, including current portion	$20,998	$19,028	(c)	$18,510	$21,379	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Included in noncurrent other assets on NEE's condensed consolidated balance sheets (primarily Level 3).
(c)At September 30, 2022 and December 31, 2021, substantially all is Level 2 for NEE and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Special Use Funds and Other Investments – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $7,121 million ($4,974 million for FPL) and $8,846 million ($6,082 million for FPL) at September 30, 2022 and December 31, 2021, respectively, and FPL's storm fund assets of $74 million and $76 million at September 30, 2022 and December 31, 2021, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $2,744 million ($1,853 million for FPL) and $2,438 million ($1,877 million for FPL) at September 30, 2022 and December 31, 2021, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2022 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at September 30, 2022 of approximately one year. Other investments consist of debt securities with a weighted-average maturity at September 30, 2022 of approximately seven years. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains (losses) recognized on equity securities held at September 30, 2022 and 2021 are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(millions)
Unrealized gains (losses)	$(222)	$(25)	$(1,317)	$565	$(135)	$(13)	$(857)	$375

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(millions)
Realized gains	$8	$17	$26	$61	$6	$14	$20	$46
Realized losses	$41	$14	$100	$58	$36	$11	$79	$46
Proceeds from sale or maturity of securities	$681	$245	$1,901	$1,303	$324	$191	$1,001	$988

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(millions)
Unrealized gains	$2	$76	$2	$63
Unrealized losses(a)	$342	$19	$239	$15
Fair value	$2,378	$1,100	$1,598	$857
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at September 30, 2022 and December 31, 2021 were not material to NEE or FPL.

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

Nonrecurring Fair Value Measurements – NEE tests its equity method investments for impairment whenever events or changes in circumstances indicate that the investment may be impaired. On February 2, 2022, the U.S. Court of Appeals for the Fourth Circuit (the 4th Circuit) vacated and remanded Mountain Valley Pipeline, LLC’s (Mountain Valley Pipeline) Biological Opinion issued by the U.S. Fish and Wildlife Service. While NextEra Energy Resources continues to evaluate options and next steps with its joint venture partners, this event along with the 4th Circuit vacatur and remand of the U.S. Forest Service right-of-way grant on January 25, 2022 caused NextEra Energy Resources to re-evaluate its investment in Mountain Valley Pipeline for further other-than-temporary impairment, which evaluation coincided with the preparation of NEE's December 31, 2021 financial statements. As a result of this evaluation, it was determined that the continued legal and regulatory challenges have resulted in a very low probability of pipeline completion. Accordingly, NextEra Energy Resources performed a fair value analysis based on the market approach to determine the amount of the impairment. The challenges to complete construction and the resulting economic outlook for the pipeline were considered in determining the magnitude of the other-than-temporary impairment. Based on this fair value analysis, NextEra Energy Resources recorded an impairment charge of approximately $0.8 billion ($0.6 billion after tax) during the first quarter of 2022, which is reflected in equity in earnings of equity method investees in NEE’s condensed consolidated statements of income for the nine months ended September 30, 2022. This impairment charge resulted in the complete write off of NextEra Energy Resources’ equity method investment carrying amount of approximately $0.6 billion, as well as the recording of a liability of approximately $0.2 billion which reflects NextEra Energy Resources’ share of estimated future dismantlement costs.

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

4.  Income Taxes

NEE's effective income tax rate for the three months ended September 30, 2022 and 2021 was approximately 17.2% and (9.7)%, respectively, and for the nine months ended September 30, 2022 and 2021 was approximately 11.5% and 4.3%, respectively. NEE's effective income tax rate is based on the composition of pretax income, and, for the nine months ended September 30, 2022, primarily reflects the impact of favorable changes in the fair value of interest rate derivative instruments, unfavorable changes in the fair value of commodity derivatives and equity securities held in NEER's nuclear decommissioning funds, as well as the first quarter of 2022 impairment charge related to the investment in Mountain Valley Pipeline (see Note 3 – Nonrecurring Fair Value Measurements). NEE's effective income tax rate reflects the impact of unfavorable changes in the fair value of commodity derivatives for the three and nine months ended September 30, 2021.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	1.7	5.4	4.5	2.9	1.3	1.0	4.4	3.7
Taxes attributable to noncontrolling interests	2.6	15.6	—	—	6.8	6.9	—	—
PTCs and ITCs	(4.7)	(38.9)	(1.9)	(0.7)	(9.4)	(16.4)	(1.1)	(0.7)
Amortization of deferred regulatory credit	(2.9)	(14.1)	(4.1)	(3.5)	(6.7)	(6.2)	(4.0)	(3.5)
Other – net	(0.5)	1.3	0.1	0.2	(1.5)	(2.0)	0.1	—
Effective income tax rate	17.2%	(9.7)%	19.6%	19.9%	11.5%	4.3%	20.4%	20.5%

NEE recognizes PTCs as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year. NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the expected value of most wind and some solar projects and a fundamental component of such wind and solar projects' results of operations. PTCs, as well as ITCs, can significantly affect NEE's effective income tax rate depending on the amount of pretax income or loss. The amount of PTCs recognized can be significantly affected by wind and solar generation and by the roll off of PTCs after ten years of production absent a retrofitting of the wind and solar projects.

On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law which includes: (i) extensions for wind and solar tax credits on facilities that start construction before the later of 2034 or the end of the calendar year following the year in which greenhouse gas emissions from U.S. electric generation are reduced by 75% from 2022 levels; (ii) a new solar PTC and standalone battery ITC; (iii) the ability to transfer renewable energy tax credits to an unrelated transferee; and (iv) a 15% corporate profits minimum tax based on pre-tax income for years after 2022. This legislation does not require NEE or FPL to revalue their deferred income taxes given that there was no change to the corporate tax rate. Pursuant to FPL’s 2021 rate agreement (see Note 11 – Rate Regulation), FPL will prospectively adjust base rates after a review by the FPSC for PTCs related to new solar generation facilities recovered in base rates during the term of the 2021 rate agreement.

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

RNG Acquisition – On October 27, 2022, a wholly owned subsidiary of NextEra Energy Resources entered into several agreements to acquire 100% of a portfolio of renewable energy projects from the owners of Energy Power Partners Fund I, L.P. and North American Sustainable Energy Fund, L.P., as well as the related service provider, for approximately $1.1 billion, subject to closing adjustments, plus the assumption of approximately $37 million of existing project finance debt estimated at the time of closing. The portfolio primarily consists of 31 biogas projects, one of which is an operating renewable natural gas facility and the others of which are primarily operating landfill gas-to-electric facilities. The acquisition is expected to close in early 2023, subject to receipt of required regulatory approvals including approvals from the FERC.

6.  Related Party Transactions

NextEra Energy Resources provides operational, management and administrative services as well as transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a CSCS agreement with a subsidiary of NEP. At September 30, 2022 and December 31, 2021, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $65 million and $57 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $45 million and $38 million for the three months ended September 30, 2022 and 2021, respectively, and $129 million and $108 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $81 million and $113 million are included in other receivables and $38 million and $40 million are included in noncurrent other assets at September 30, 2022 and December 31, 2021, respectively. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $2,513 million at September 30, 2022 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2022 to 2059, including certain project performance obligations, obligations under financing and interconnection agreements and obligations, primarily incurred and future construction payables, associated with the December 2021 sale of projects to NEP (see Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests). Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At September 30, 2022, approximately $51 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

During 2022 and 2021, certain services, primarily engineering, construction and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $136 million and $161 million for the three months ended September 30, 2022 and 2021, respectively, and $424 million and $464 million for the nine months ended September 30, 2022 and 2021, respectively.

See also Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests for sales to NEP.

7.  Variable Interest Entities (VIEs)

NEER – At September 30, 2022, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Eight indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation facilities with the capability of producing a total of approximately 772 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $1,895 million and $1,157 million, respectively, at September 30, 2022, and $1,851 million and $1,258 million, respectively, at December 31, 2021. At September 30, 2022 and December 31, 2021, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE that constructed an approximately 280-mile electric transmission line that went into service during the first quarter of 2022. A NEET subsidiary is the primary beneficiary and controls the most significant activities of the VIE. NEET is entitled to receive 50% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $736 million and $15 million, respectively, at September 30, 2022, and $614 million and $64 million, respectively, at

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
December 31, 2021. At September 30, 2022 and December 31, 2021, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,507 million and $88 million, respectively, at September 30, 2022, and $1,518 million and $79 million, respectively, at December 31, 2021. At September 30, 2022 and December 31, 2021, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates 30 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation as well as solar generation and solar generation plus battery storage facilities with the capability of producing a total of approximately 10,502 MW and 791 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $16,113 million and $1,106 million, respectively, at September 30, 2022. There were 33 of these consolidated VIEs at December 31, 2021, and the assets and liabilities of those VIEs at such date totaled approximately $17,419 million and $1,480 million, respectively. At September 30, 2022 and December 31, 2021, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable. At September 30, 2022, subsidiaries of NEE had guarantees related to certain obligations of one of these consolidated VIEs.

Other – At September 30, 2022 and December 31, 2021, several NEE subsidiaries had investments totaling approximately $3,806 million ($3,143 million at FPL) and $4,559 million ($3,799 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo (see Note 6). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $4,926 million and $4,214 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $180 million and $110 million, respectively, in several of these entities. See further discussion of such guarantees and commitments in Note 12 – Commitments and – Contracts, respectively.

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

The components of net periodic cost (income) for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(millions)
Service cost	$21	$23	$—	$1	$64	$68	$1	$1
Interest cost	19	16	2	1	58	48	4	3
Expected return on plan assets	(90)	(85)	—	—	(271)	(255)	—	—
Amortization of actuarial loss	—	6	1	1	—	18	2	4
Amortization of prior service benefit	—	—	(1)	(4)	(1)	(1)	(3)	(11)
Special termination benefits(a)	—	—	—	—	52	—	—	—
Net periodic cost (income) at NEE	$(50)	$(40)	$2	$(1)	$(98)	$(122)	$4	$(3)
Net periodic cost (income) allocated to FPL	$(33)	$(27)	$1	$(1)	$(60)	$(81)	$3	$(3)
———————————————
(a)    Reflects enhanced early retirement benefit.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9.  Debt

Significant long-term debt issuances and borrowings during the nine months ended September 30, 2022 were as follows:

Principal Amount	Interest Rate	Maturity Date
(millions)
FPL:
First mortgage bonds	$1,500	2.45%	2032
Senior unsecured notes	$1,444	Variable	(a)	2024 – 2072
NEECH:
Debentures	$5,375	2.94%	–	5.00%	2024	–	2062
Debentures	$400	Variable	(a)	2024
Debentures, related to NEE's equity units	$2,000	4.60%	2027
Revolving credit facilities	$850	(b)	Variable	(a)	2023
———————————————
(a)Variable rate is based on an underlying index plus or minus a specified margin.
(b)The borrowings occurred and were repaid during June 2022.

Subsidiaries of NEE, including FPL, had credit facilities with total capacity at September 30, 2022 of approximately $18.5 billion ($6.0 billion for FPL) which provide for the funding of loans and/or issuance of letters of credit. At September 30, 2022, letters of credit outstanding under these credit facilities totaled approximately $4.1 billion ($3.0 million for FPL). There were no borrowings outstanding under these credit facilities at September 30, 2022.

In August 2022, NEECH completed a remarketing of $1.5 billion aggregate principal amount of its Series J Debentures due September 1, 2024 that were issued in September 2019 as components of equity units issued concurrently by NEE (September 2019 equity units). The debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the debentures, the interest rate on the debentures was reset to 4.255% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2022. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the September 2019 equity units, on September 1, 2022, NEE issued 21.6 million shares of common stock in exchange for $1.5 billion.

In September 2022, NEE sold $2.0 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series M Debenture due September 1, 2027, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2025 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range described in the following sentence. If purchased on the final settlement date, as of September 30, 2022, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.5626 shares if the applicable market value of a share of NEE common stock is less than or equal to $88.88 (the reference price) to 0.4500 shares if the applicable market value of a share is equal to or greater than $111.10 (the threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 27, 2025. Total annual distributions on the equity units are at the rate of 6.926%, consisting of interest on the debentures (4.60% per year) and payments under the stock purchase contracts (2.326% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2025. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$1,696	$447	$2,625	$2,369
Denominator:
Weighted-average number of common shares outstanding – basic	1,972.5	1,962.7	1,967.5	1,962.2
Equity units, stock options, performance share awards and restricted stock(a)	6.4	10.2	6.1	9.1
Weighted-average number of common shares outstanding – assuming dilution	1,978.9	1,972.9	1,973.6	1,971.3
Earnings per share attributable to NEE:
Basic	$0.86	$0.23	$1.33	$1.21
Assuming dilution	$0.86	$0.23	$1.33	$1.20
———————————————
(a)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 8.6 million and 1.2 million for the three months ended September 30, 2022 and 2021, respectively, and 42.6 million and 40.4 million for the nine months ended September 30, 2022 and 2021, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Three months ended September 30, 2022
Balances, June 30, 2022	$19	$(53)		$25	$(55)	$5	$(59)
Other comprehensive income (loss) before reclassifications	—	(31)		—	(49)	1	(79)
Amounts reclassified from AOCI	—	1	(a)	—	—	—	1
Net other comprehensive income (loss)	—	(30)		—	(49)	1	(78)
Less other comprehensive loss attributable to noncontrolling interests	—	—		—	23	—	23
Balances, September 30, 2022	$19	$(83)		$25	$(81)	$6	$(114)
Attributable to noncontrolling interests	$—	$—		$—	$(21)	$—	$(21)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Nine months ended September 30, 2022
Balances, December 31, 2021	$14		$5		$25	$(49)	$5	$—
Other comprehensive income (loss) before reclassifications	—		(91)		—	(58)	1	(148)
Amounts reclassified from AOCI	5	(b)	3	(a)	—	—	—	8
Net other comprehensive income (loss)	5		(88)		—	(58)	1	(140)
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	26	—	26
Balances, September 30, 2022	$19		$(83)		$25	$(81)	$6	$(114)
Attributable to noncontrolling interests	$—		$—		$—	$(21)	$—	$(21)
———————————————
(a)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.
(b)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Three Months Ended September 30, 2021
Balances, June 30, 2021	$12	$11		$(73)		$(39)	$4	$(85)
Other comprehensive income (loss) before reclassifications	—	(2)		—		(13)	1	(14)
Amounts reclassified from AOCI	—	(1)	(a)	1	(b)	—	—	—
Net other comprehensive income (loss)	—	(3)		1		(13)	1	(14)
Less other comprehensive loss attributable to noncontrolling interests	—	—		—		5	—	5
Balances, September 30, 2021	$12	$8		$(72)		$(47)	$5	$(94)
Attributable to noncontrolling interests	$—	$—		$—		$(8)	$—	$(8)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Nine Months Ended September 30, 2021
Balances, December 31, 2020	$8		$20		$(75)		$(49)	$4	$(92)
Other comprehensive income (loss) before reclassifications	—		(9)		—		2	1	(6)
Amounts reclassified from AOCI	4	(c)	(3)	(a)	3	(b)	—	—	4
Net other comprehensive income (loss)	4		(12)		3		2	1	(2)
Balances, September 30, 2021	$12		$8		$(72)		$(47)	$5	$(94)
Attributable to noncontrolling interests	$—		$—		$—		$(8)	$—	$(8)
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

11.  Summary of Significant Accounting and Reporting Policies

Rate Regulation – FPL's 2021 rate agreement provides that in the event the average 30-year U.S. Treasury rate is 2.49% or greater over a consecutive six-month period, FPL is authorized to increase the regulatory ROE to 10.80% with a range of 9.80% to 11.80%. During August 2022, this provision was triggered and effective September 1, 2022, FPL's authorized regulatory ROE and ROE range were increased. The increase in FPL's authorized regulatory ROE does not impact current base rates.

FPL’s 2021 rate agreement also provides that in the event federal or state permanent corporate income tax changes become effective during the term of the rate agreement, FPL will prospectively adjust base rates after a review by the FPSC. As a result of the enactment of the IRA (see Note 4), FPL is now eligible for PTCs related to solar projects that entered service beginning in 2022, which results in a greater tax benefit, and consequently, greater customer savings. Thus, FPL filed a petition with the FPSC in September 2022 requesting approval for a $25 million refund to customers through a one-time reduction in the capacity cost recovery clause in the month of January 2023 and a decrease in annualized retail base revenues of approximately $70 million beginning January 1, 2023.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Storm Reserve Deficit – In late September 2022, Hurricane Ian, which made landfall on the west coast of Florida near Fort Myers and exited on the east coast of Florida near Melbourne, caused extensive damage particularly in the southwest portion of FPL’s service territory and resulted in approximately 2.1 million customers experiencing electrical outages. As of October 7, 2022, essentially all customers that were able to accept electrical service had their service restored. Damage to FPL property was primarily to the transmission and distribution systems. Although FPL has not finalized its storm restoration costs associated with Hurricane Ian, FPL's preliminary estimate of recoverable storm restoration costs is approximately $1.1 billion. Prior to Hurricane Ian, FPL's storm reserve had a balance of approximately $220 million. At September 30, 2022, the estimated recoverable Hurricane Ian storm restoration costs exceeded the balance of the storm reserve by approximately $900 million. This deficit has been recorded by FPL as a noncurrent regulatory asset on NEE’s and FPL’s September 30, 2022 condensed consolidated balance sheet. Pursuant to FPL's 2021 rate agreement, storm restoration costs, plus an additional approximately $220 million to replenish the storm reserve, are recoverable from customers through a surcharge on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that produces a surcharge of no more than $4 for every 1,000 kWh of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge. FPL is currently evaluating the timing and amount of the surcharge. The final storm restoration costs are subject to a prudence review by the FPSC. The unpaid portion of the storm restoration costs at September 30, 2022, of approximately $1.3 billion, including estimated capital costs, is included in other current liabilities on NEE’s and FPL’s condensed consolidated balance sheet.

Restricted Cash – At September 30, 2022 and December 31, 2021, NEE had approximately $1,459 million ($33 million for FPL) and $677 million ($53 million for FPL), respectively, of restricted cash, which is included in current other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $261 million is netted against derivative assets and $1,258 million is netted against derivative liabilities at September 30, 2022 and $121 million is netted against derivative assets and $172 million is netted against derivative liabilities at December 31, 2021. See Note 2.

Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests – In September 2022, subsidiaries of NextEra Energy Resources completed the sale to a NEP subsidiary of a 67% controlling ownership interest in a battery storage facility in California with storage capacity of 230 MW, for cash proceeds of approximately $191 million, plus working capital and other adjustments of $3 million (subject to post-closing adjustments). A NextEra Energy Resources affiliate will continue to operate the facility included in the sale. In connection with the sale, a gain of approximately $87 million ($66 million after tax) was recorded in NEE's condensed consolidated statements of income for the three and nine months ended September 30, 2022 and is included in gains on disposal of businesses/assets – net.

In December 2021, subsidiaries of NextEra Energy Resources sold their 100% ownership interest, comprised of a 50% controlling ownership interest to a NEP subsidiary and a 50% noncontrolling ownership interest to a third party, in a portfolio of seven wind generation facilities and six solar generation facilities representing a total generating capacity of 2,520 MW and 115 MW of battery storage capacity, three of which facilities were under construction. In connection with the three facilities that were under construction, approximately $668 million of cash received, which was subject to post-closing adjustments, was recorded as contract liabilities, which was included in current other liabilities on NEE’s condensed consolidated balance sheet at December 31, 2021. The three facilities achieved commercial operations during the first quarter of 2022 and approximately $551 million of contract liabilities were reversed and the sale of those facilities was recognized for accounting purposes. During the three months ended September 30, 2022, the IRA was enacted establishing a solar PTC (see Note 4) which substantially resolved the outstanding contingencies. Approximately $88 million of contract liabilities were reversed and a gain was recorded in NEE's condensed consolidated statements of income for the three and nine months ended September 30, 2022 which is included in gains on disposal of businesses/assets – net. The remaining contingencies are expected to be resolved in the fourth quarter of 2022. In addition, NextEra Energy Resources is responsible to pay for all construction costs related to the portfolio. At September 30, 2022 and December 31, 2021, approximately $142 million and $970 million, respectively, is included in accounts payable on NEE's condensed consolidated balance sheets and represents amounts owed by NextEra Energy Resources to NEP to reimburse NEP for construction costs.

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

For the nine months ended September 30, 2022 and 2021, NEE recorded approximately $85 million and $143 million of bad debt expense, including credit losses, respectively, which are included in O&M expenses in NEE’s condensed consolidated statements of income. The amounts recorded in 2021 primarily relate to credit losses at NEER driven by the operational and energy market impacts of the February 2021 weather event. The estimate for credit losses related to the impacts of the February 2021 weather event was developed based on NEE’s assessment of the ultimate collectability of these receivables under

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
potential workout scenarios. At December 31, 2021, approximately $127 million of allowances were included in noncurrent other assets on NEE's condensed consolidated balance sheets related to the February 2021 weather event. During the three months ended June 30, 2022, the net receivable was settled.

Property Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(millions)
Electric plant in service and other property	$121,700	$112,500	$72,811	$67,771
Nuclear fuel	1,569	1,606	1,118	1,170
Construction work in progress	15,961	14,141	6,055	6,326
Property, plant and equipment, gross	139,230	128,247	79,984	75,267
Accumulated depreciation and amortization	(30,783)	(28,899)	(17,772)	(17,040)
Property, plant and equipment – net	$108,447	$99,348	$62,212	$58,227

During the three months ended September 30, 2022 and 2021, FPL recorded AFUDC of approximately $25 million and $46 million, respectively, including AFUDC – equity of approximately $19 million and $35 million, respectively. During the nine months ended September 30, 2022 and 2021, FPL recorded AFUDC of approximately $106 million and $124 million, respectively, including AFUDC – equity of approximately $82 million and $93 million, respectively. During the three months ended September 30, 2022 and 2021, NEER capitalized interest on construction projects of approximately $46 million and $42 million, respectively. During the nine months ended September 30, 2022 and 2021, NEER capitalized interest on construction projects of approximately $119 million and $104 million, respectively.

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

At September 30, 2022, estimated capital expenditures, on an accrual basis, for the remainder of 2022 through 2026 were as follows:

	Remainder of 2022	2023	2024	2025	2026	Total
	(millions)
FPL:
Generation:(a)
New(b)	$985	$2,350	$2,180	$1,010	$1,045	$7,570
Existing	770	1,655	1,255	1,330	1,670	6,680
Transmission and distribution(c)	960	4,260	4,150	5,235	5,520	20,125
Nuclear fuel	90	125	160	200	200	775
General and other	290	675	655	615	660	2,895
Total	$3,095	$9,065	$8,400	$8,390	$9,095	$38,045
NEER:(d)
Wind(e)	$780	$670	$375	$35	$30	$1,890
Solar(f)	1,400	2,690	670	5	—	4,765
Battery storage	190	540	—	—	5	735
Nuclear, including nuclear fuel	95	170	215	220	230	930
Rate-regulated transmission	55	150	65	45	10	325
Other	135	390	155	100	85	865
Total	$2,655	$4,610	$1,480	$405	$360	$9,510
———————————————
(a)Includes AFUDC of approximately $20 million, $90 million, $90 million, $45 million and $35 million for the remainder of 2022 through 2026, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $30 million, $60 million, $50 million, $30 million and $0 million for the remainder of 2022 through 2026, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 4,034 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 5,842 MW and related transmission.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates. For example, the timing and ultimate cost associated with solar and battery storage capital expenditures may vary due to supply chain disruptions from Southeast Asian locations.

In addition to guarantees noted in Note 6 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $502 million at September 30, 2022. These obligations primarily related to guaranteeing the residual value of certain financing leases. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At September 30, 2022, NEER has entered into contracts with expiration dates through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel. Approximately $3.6 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2040.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The required capacity and/or minimum payments under contracts, including those discussed above, at September 30, 2022 were estimated as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter
	(millions)
FPL(a)	$270	$985	$950	$925	$915	$8,860
NEER(b)(c)(d)	$1,160	$2,235	$585	$115	$80	$545
———————————————
(a)Includes approximately $105 million, $410 million, $410 million, $405 million, $400 million and $5,960 million for the remainder of 2022 through 2026 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause. For the three and nine months ended September 30, 2022, the charges associated with these agreements totaled approximately $104 million and $314 million, respectively, of which $26 million and $77 million, respectively, were eliminated in consolidation at NEE. For the three and nine months ended September 30, 2021, the charges associated with these agreements totaled approximately $105 million and $314 million, respectively, of which $26 million and $79 million, respectively, were eliminated in consolidation at NEE.
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
(c)Includes approximately $230 million of commitments to invest in technology and other investments through 2031. See Note 7 – Other.
(d)Includes approximately $120 million, $710 million, $360 million, $65 million, $0 million and $5 million for the remainder of 2022 through 2026 and thereafter, respectively, of joint obligations of NEECH and NEER.

Insurance – Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $450 million of private liability insurance per site, which is the maximum obtainable, except at Duane Arnold which obtained an exemption from the NRC and maintains a $100 million private liability insurance limit. Each site, except Duane Arnold, participates in a secondary financial protection system, which provides up to $13.2 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $963 million ($550 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $143 million ($82 million for FPL) per incident per year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $16 million and $20 million, plus any applicable taxes, per incident, respectively.

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

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets. If FPL's storm restoration costs exceed the storm reserve, such storm restoration costs may be recovered, subject to prudence review by the FPSC, through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

NEE's segment information is as follows:

	Three Months Ended September 30,
	2022					2021
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$5,075	$1,652		$(8)	$6,719	$4,134	$258		$(22)	$4,370
Operating expenses – net	$3,568	$1,341		$119	$5,028	$2,868	$1,093		$43	$4,004
Gains (losses) on disposal of businesses/assets – net	$—	$173		$(2)	$171	$—	$12		$1	$13
Net loss attributable to noncontrolling interests	$—	$137		$—	$137	$—	$143		$—	$143
Net income (loss) attributable to NEE	$1,074	$655	(b)	$(33)	$1,696	$927	$(428)	(b)	$(52)	$447

	Nine Months Ended September 30,
	2022						2021
	FPL		NEER(a)		Corporate and Other	NEE Consoli- dated	FPL		NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$13,211		$1,627		$(46)	$14,792	$10,673		$1,420		$(70)	$12,023
Operating expenses – net	$9,060	(c)	$3,712		$181	$12,953	$7,064	(c)	$3,289		$132	$10,485
Gains (losses) on disposal of businesses/assets – net	$1		$208		$(13)	$196	$1		$25		$(6)	$20
Net loss attributable to noncontrolling interests	$—		$646		$—	$646	$—		$495		$—	$495
Net income (loss) attributable to NEE	$2,939		$(711)	(b)	$397	$2,625	$2,586		$(252)	(b)	$35	$2,369
———————————————
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)See Note 4 for a discussion of NEER's tax benefits related to PTCs.
(c)FPL's income statement line for total operating expenses – net includes gains (losses) on disposal of businesses/assets – net.

	September 30, 2022				December 31, 2021
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$85,153	$69,854	$1,402	$156,409	$78,067	$62,113	$732	$140,912

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	(millions)				(millions)
FPL(a)	$1,074	$927	$0.54	$0.47	$2,939	$2,586	$1.49	$1.31
NEER(b)	655	(428)	0.33	(0.22)	(711)	(252)	(0.36)	(0.13)
Corporate and Other(a)	(33)	(52)	(0.01)	(0.02)	397	35	0.20	0.02
NEE	$1,696	$447	$0.86	$0.23	$2,625	$2,369	$1.33	$1.20
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$90	$(941)	$(974)	$(1,732)
Differential membership interests-related – NEER	$(29)	$(30)	$(71)	$(76)
NEP investment gains, net – NEER	$75	$(48)	$(8)	$(133)
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net – NEER	$(99)	$(17)	$(403)	$103
Impairment charges related to investment in Mountain Valley Pipeline – NEER(b)	$(24)	$—	$(650)	$—
———————————————
(a)    For the three months ended September 30, 2022 and 2021, approximately $3 million of gains and $952 million of losses, respectively, and for the nine months ended September 30, 2022 and 2021, $1,619 million and $1,937 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE increased by $1,249 million for the three months ended September 30, 2022 reflecting higher results at NEER, FPL and Corporate and Other. Net income attributable to NEE increased by $256 million for the nine months ended September 30, 2022 reflecting higher results at FPL and Corporate and Other, partly offset by lower results at NEER.

FPL's increase in net income for the three and nine months ended September 30, 2022 was primarily driven by continued investments in plant in service and other property.

NEER's results increased for the three months ended September 30, 2022 primarily reflecting favorable non-qualifying hedge activity compared to 2021, partly offset by unfavorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds. NEER's results decreased for the nine months ended September 30, 2022 primarily reflecting impairment charges on the Mountain Valley Pipeline investment and unfavorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds, partly offset by favorable non-qualifying hedge activity compared to 2021.

Corporate and Other's results increased for the three and nine months ended September 30, 2022 primarily due to favorable non-qualifying hedge activity.

NEE's effective income tax rates for the three months ended September 30, 2022 and 2021 were approximately 17% and (10)%, respectively. NEE's effective income tax rates for the nine months ended September 30, 2022 and 2021 were approximately 12% and 4%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

On August 16, 2022, the IRA was enacted which significantly expanded tax incentives for clean energy. The IRA expanded the PTC to include solar generation facilities and extended the 100% PTC and the 30% ITC to wind and solar generation facilities that start construction before the later of 2034 or the end of the calendar year following the year in which greenhouse gas emissions from U.S. electric generation are reduced by 75% from 2022 levels. Accordingly, owners of utility-scale wind and solar generation facilities placed in service in 2022 or later are eligible to claim a PTC (or an ITC in lieu of the PTC) upon initially achieving commercial operation. In order to qualify for the 100% PTC or 30% ITC rate, a facility must meet certain other requirements or construction must start on the facility before 60 days after guidance on these requirements is issued. In addition, the PTC is increased by 10% and the ITC rate is increased by 10 percentage points for facilities that satisfy certain tax credit enhancement requirements. Retrofitted wind and solar generation facilities may qualify for a PTC or ITC if the cost basis of the new investment is at least 80% of the facility’s total fair value.

In addition, the IRA expanded the 30% ITC to include storage projects placed in service after 2022 (previously, such projects qualified only if they were connected to and charged by a renewable generation facility that claimed the ITC) as well as renewable natural gas facilities that are placed in service after 2022 and begin construction before 2025. The IRA created a PTC of $3/kilogram of green (low emission) hydrogen produced at a facility after 2022 and during the first ten years of commercial operation (or a 30% ITC in lieu of the PTC), provided that construction of the facility begins before 2033. These credits are also subject to certain other requirements. In addition, storage projects and hydrogen facilities claiming an ITC are eligible for a 10 percentage point increase in the ITC rate if the facilities satisfy certain tax credit enhancement requirements. A wind or solar project that provides electricity to a green hydrogen facility may qualify for the PTC or ITC and the hydrogen facility may separately qualify for its own PTC or ITC.

For taxable years beginning after 2022, renewable energy tax credits generated during the taxable year can be transferred to an unrelated transferee.

NEE, including FPL, is monitoring solar supply chain disruptions from Southeast Asian locations and is taking steps intended to mitigate potential risks to their solar project development and construction activities. To date, there has been no material impact on NEE's or FPL's operations or financial performance as a result of these activities.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average rate base by approximately $5.6 billion for both the three and nine months ended September 30, 2022 when compared to the same periods in the prior year, reflecting, among other things, the addition of the 1,246 MW Dania Beach Clean Energy Center which was placed in service on May 31, 2022, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization for the three and nine months ended September 30, 2022 is permitted by FPL's 2021 rate agreement and, for the prior year periods, a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in a prior base rate proceeding (2016 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 and 2016 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. During the three months ended September 30, 2022 and 2021, FPL recorded the reversal of reserve amortization of approximately $80 million and $124 million, respectively. During the nine months ended September 30, 2022 and 2021, FPL recorded a one-time reserve amortization adjustment of approximately $114 million, discussed under Depreciation and Amortization Expense below, and recorded reserve amortization of $291 million, respectively. During 2022 and 2021, FPL earned an approximately 11.80% and 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of September 30, 2022 and September 30, 2021, respectively. See Note 11 – Rate Regulation for a discussion of the increase to FPL's authorized regulatory ROE.

In late September 2022, FPL's service territory was impacted by Hurricane Ian and FPL incurred recoverable storm restoration costs of approximately $1.1 billion. See Note 11 – Storm Reserve Deficit.

Operating Revenues
During the three and nine months ended September 30, 2022, operating revenues increased $941 million and $2,538 million, respectively. The increase for the three and nine months ended September 30, 2022 primarily reflects higher fuel revenues of approximately $500 million and $1,370 million, respectively, primarily related to higher fuel and energy prices. Retail base revenues increased $277 million and $717 million during the three and nine months ended September 30, 2022, respectively, as compared to the prior year period. The increase for the three and nine months ended September 30, 2022 in retail base revenues reflects additional revenues of approximately $180 million and $473 million, respectively, related to new retail base rates under the 2021 rate agreement. Retail base revenues during the three and nine months ended September 30, 2022 were also impacted by an increase of 2.3% and 1.7%, respectively, in the average usage per retail customer, primarily related to favorable weather when compared to the prior year period, and an increase of 1.5% in the average number of customer accounts for both periods. The increase in operating revenues for the three and nine months ended September 30, 2022 also reflects higher other revenues of approximately $164 million and $451 million, respectively, primarily related to increases in cost recovery clause revenue from storm protection plan and environmental, franchise fees and gross receipts taxes.

Although FPL estimates a greater than 10% fuel under-recovery for 2022, FPL does not plan to seek a midcourse correction in 2022. Instead, FPL intends to file a request with the FPSC for the 2022 fuel under-recovery toward the end of 2022 or beginning of 2023. FPL is continuing to assess actual fuel costs and is monitoring the natural gas market conditions before determining the time period over which it will request recovery of the 2022 fuel-under recovery.

Pursuant to FPL’s 2021 rate agreement, FPL will prospectively adjust base rates after a review by the FPSC for PTCs related to new solar generation facilities recovered in base rates during the term of the 2021 rate agreement. See Note 11 – Rate Regulation for a discussion of the impact of the IRA on FPL's revenue.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense increased $515 million and $1,411 million for the three and nine months ended September 30, 2022, respectively, primarily reflecting higher fuel and energy prices.

Other Operations and Maintenance Expense
O&M expenses increased $95 million for the three months ended September 30, 2022 primarily reflecting higher storm reserve expense used to limit FPL's regulatory ROE to the high end of the authorized range pursuant to the 2021 rate agreement.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $14 million and $282 million during the three and nine months ended September 30, 2022, respectively, primarily reflecting the impact of reserve amortization and additional amortization of the capital recovery regulatory asset balance pursuant to the 2021 rate agreement. During the three months ended September 30, 2022 and 2021, FPL recorded the reversal of reserve amortization of approximately $80 million and $124 million, respectively. During the nine months ended September 30, 2022 and 2021, FPL recorded reserve amortization of approximately $0 million and $291 million, respectively. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 and 2016 rate agreements in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on the condensed consolidated balance sheets. At September 30, 2022, approximately $1,450 million of reserve amortization remains available under the 2021 rate agreement. In addition, during the nine months ended September 30, 2022, FPL recorded a one-time reserve amortization adjustment of $114 million as required under the 2021 rate agreement, 50% of which was used to reduce the capital recovery regulatory asset balance and the other 50% to increase the storm reserve regulatory liability.

Taxes other than income taxes and other – net
Taxes other than income taxes and other – net increased $76 million for the three months ended September 30, 2022 primarily due to higher franchise fees and gross receipts taxes, which are pass-through costs and reflect the increase in pass-through cost revenues.

NEER: Results of Operations

NEER’s results increased $1,083 million and decreased $459 million for the three and nine months ended September 30, 2022, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(millions)
New investments(a)	$32	$44
Existing generation and storage assets(a)	(42)	127
Gas infrastructure(a)	11	(26)
Customer supply and proprietary power and gas trading(b)	127	127
NEET(a)	11	8
Other, including other investment income, interest expense and corporate general and administrative expenses	(28)	(26)
Change in non-qualifying hedge activity(c)	955	318
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	(82)	(506)
NEP investment gains, net(c)	123	125
Impairment charges related to investment in Mountain Valley Pipeline(c)(d)	(24)	(650)
Change in net income (loss) less net loss attributable to noncontrolling interests	$1,083	$(459)
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

Customer Supply and Proprietary Power and Gas Trading
Results from customer supply and proprietary power and gas trading increased for the three and nine months ended September 30, 2022 primarily due to higher margins.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended September 30, 2022 increased $1,394 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $217 million of losses for the three months ended September 30, 2022 compared to $1,268 million of losses for the comparable period in 2021),
•net increases in revenues of $281 million from the customer supply, proprietary power and gas trading, and gas infrastructure businesses as compared to the prior year period primarily due to favorable market conditions, and
•revenues from new investments of $52 million.

Operating revenues for the nine months ended September 30, 2022 increased $207 million primarily due to:
•higher revenues from existing generation and storage assets of approximately $190 million primarily due to higher wind revenues as compared to the prior year period which was impacted by the February 2021 weather event,
•net increases in revenues of $176 million from the customer supply, proprietary power and gas trading, and gas infrastructure businesses as compared to the prior year period, and
•revenues from new investments of $140 million,
partly offset by,
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $3,105 million of losses for the nine months ended September 30, 2022 compared to $2,808 million of losses for the comparable period in 2021).

Operating Expenses – net
Operating expenses – net for the three months ended September 30, 2022 increased $248 million primarily due to increases of $146 million in O&M expenses, $42 million in depreciation and amortization and $38 million in fuel, purchased power and interchange expenses. The increases were primarily associated with growth across the NEER businesses.

Operating expenses – net for the nine months ended September 30, 2022 increased $423 million primarily due to increases of $212 million in O&M expenses, $92 million in fuel, purchased power and interchange expenses and $83 million in depreciation and amortization. The increases were primarily associated with growth across the NEER businesses, partly offset by lower bad debt expense associated with the February 2021 weather event (see Note 11 – Credit Losses).

Gains on Disposal of Businesses/Assets – net
For the three and nine months ended September 30, 2022, the changes in gains on disposal of businesses/assets – net primarily relates to the September 2022 sale of a battery storage facility and the resolution of a contingency related to the December 2021 sale of ownership interests in wind and solar projects. See Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

Interest Expense
NEER’s interest expense for the nine months ended September 30, 2022 decreased $314 million primarily reflecting approximately $335 million of favorable impacts related to changes in the fair value of interest rate derivative instruments.

Equity in Earnings of Equity Method Investees
NEER recognized $179 million of equity in earnings of equity method investees for the nine months ended September 30, 2022 compared to $465 million of equity in earnings of equity method investees for the prior year period. The change for the nine months ended September 30, 2022 primarily reflects impairment charges related to the investment in Mountain Valley Pipeline of approximately $0.8 billion (see Note 3 – Nonrecurring Fair Value Measurements), partly offset by an increase in equity in earnings of NEP recorded in 2022 primarily due to favorable impacts related to changes in the fair value of interest rate derivative instruments.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds – net
For the three and nine months ended September 30, 2022, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to unfavorable market conditions in 2022 compared to the prior year periods.

Tax Credits, Benefits and Expenses
PTCs from wind and solar projects and ITCs from solar, battery storage and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. Also see Note 4 for a discussion of other income tax impacts.

GridLiance Acquisition
On March 31, 2021, a wholly owned subsidiary of NEET acquired GridLiance, which owns and operates three FERC-regulated transmission utilities with high-voltage transmission lines across six states, five in the Midwest and Nevada. See Note 5 – GridLiance.

RNG Acquisition
On October 27, 2022, a wholly owned subsidiary of NextEra Energy Resources entered into several agreements to acquire 100% of a portfolio of renewable energy projects as well as the related service provider. See Note 5 - RNG Acquisition.

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

Corporate and Other's results increased $19 million and $362 million during the three and nine months ended September 30, 2022, respectively. The increases for the three and nine months ended September 30, 2022 primarily reflect favorable after-tax impacts of approximately $76 million and $440 million, respectively, as compared to the prior year periods, which were related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments. The increases for the three and nine months ended September 30, 2022 were partly offset by higher interest costs and corporate operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures (see Note 12 – Commitments), investments in or acquisitions of assets and businesses (see Note 5), payment of maturing debt and related derivative obligations (see Note 2) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt and, from time to time, equity securities, proceeds from differential membership investors and sales of assets to NEP or third parties (see Note 11 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests), consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE's sources and uses of cash for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022	2021
	(millions)
Sources of cash:
Cash flows from operating activities	$7,267	$6,236
Issuances of long-term debt, including premiums and discounts	11,616	9,614
Proceeds from differential membership investors	443	328
Sale of independent power and other investments of NEER	575	384
Payments from related parties under the CSCS agreement – net	8	295
Issuances of common stock – net	1,458	7
Net increase in commercial paper and other short-term debt	743	1,785
Other sources – net	5	41
Total sources of cash	22,115	18,690
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(13,829)	(12,005)
Retirements of long-term debt	(2,137)	(4,262)
Dividends	(2,507)	(2,267)
Other uses – net	(986)	(699)
Total uses of cash	(19,459)	(19,233)
Effects of currency translation on cash, cash equivalents and restricted cash	(5)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,651	$(542)

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2022 through 2026.

The following table provides a summary of capital investments for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
	(millions)
FPL:
Generation:
New	$955	$697
Existing	1,065	861
Transmission and distribution	3,505	3,169
Nuclear fuel	67	110
General and other	385	425
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	111	(152)
Total	6,088	5,110
NEER:
Wind	2,565	3,389
Solar (includes solar plus battery storage projects)	2,114	1,629
Battery storage	488	267
Nuclear, including nuclear fuel	112	173
Natural gas pipelines	189	179
Other gas infrastructure	927	377
Rate-regulated transmission (2021 includes the acquisition of GridLiance, see Note 5 – GridLiance)	390	794
Other	505	87
Total	7,290	6,895
Corporate and Other	451	—
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$13,829	$12,005

Liquidity

At September 30, 2022, NEE's total net available liquidity was approximately $14.0 billion. The table below provides the components of FPL's and NEECH's net available liquidity at September 30, 2022.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,798	$5,257	$9,055	2023 – 2027	2022 – 2027
Issued letters of credit	(3)	(1,692)	(1,695)
	3,795	3,565	7,360

Bilateral revolving credit facilities(b)	2,180	3,025	5,205	2022 – 2025	2022 – 2023
Borrowings	—	—	—
	2,180	3,025	5,205

Letter of credit facilities(c)	—	3,250	3,250		2022 – 2025
Issued letters of credit	—	(2,412)	(2,412)
	—	838	838

Bilateral revolving credit and letter of credit facilities(d)	—	1,000	1,000		2023
Borrowings	—	—	—
Issued letters of credit	—	—	—
	—	1,000	1,000

Subtotal	5,975	8,428	14,403

Cash and cash equivalents	1,218	1,284	2,502
Commercial paper and other short-term borrowings outstanding	(200)	(2,663)	(2,863)
Amounts due to related parties under the CSCS agreement (see Note 6)	—	(65)	(65)
Net available liquidity	$6,993	$6,984	$13,977
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,175 million ($650 million for FPL and $2,525 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,334 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $1,327 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. Approximately $3,130 million of FPL's and $3,844 million of NEECH's syndicated revolving credit facilities expire in 2027.
(b)    Only available for the funding of loans.
(c)    Only available for the issuance of letters of credit.
(d)    Provide for the funding of loans and issuance of letters of credit up to an aggregate total of the amount of each credit facility.

During the nine months ended September 30, 2022, NEE increased its total capacity under its credit facilities by approximately $3.7 billion primarily to provide for additional liquidity to support and grow the business (see Note 2) and, at FPL, to fund fuel and storm restoration costs.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 6 regarding guarantees of obligations on behalf of NEP subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At September 30, 2022, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at September 30, 2022, NEE subsidiaries had approximately $5.5 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 3 – Contingent Consideration and Note 12 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At September 30, 2022, these guarantees totaled approximately $504 million and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. At September 30, 2022, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at September 30, 2022) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $3.5 billion.

At September 30, 2022, subsidiaries of NEE also had approximately $5.6 billion of standby letters of credit and approximately $1.0 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Nine Months Ended September 30, 2022			Year Ended December 31, 2021
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(15)	$1,711	$14,792	$(1)	$3,139	$17,069
Operating income (loss)	$(259)	$(1,932)	$2,035	$(352)	$(1,317)	$2,913
Net income (loss)	$383	$(961)	$1,979	$(275)	$(395)	$2,827
Net income (loss) attributable to NEE/NEECH	$383	$(315)	$2,625	$(275)	$351	$3,573

	September 30, 2022			December 31, 2021
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$99	$7,641	$12,891	$48	$5,662	$9,288
Total noncurrent assets	$2,732	$64,071	$143,518	$2,308	$57,620	$131,624
Total current liabilities	$8,503	$20,281	$27,793	$1,553	$11,560	$17,437
Total noncurrent liabilities	$30,253	$43,992	$81,870	$27,956	$40,289	$77,806
Redeemable noncontrolling interests	$—	$—	$—	$—	$245	$245
Noncontrolling interests	$—	$8,117	$8,117	$—	$8,222	$8,222

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.
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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2022 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three Months Ended September 30, 2022
Fair value of contracts outstanding at June 30, 2022	$1,004	$(4,301)	$98	$(3,199)
Reclassification to realized at settlement of contracts	(93)	174	(198)	(117)
Value of contracts acquired	—	15	—	15
Net option premium purchases (issuances)	14	3	—	17
Changes in fair value excluding reclassification to realized	310	(432)	130	8
Fair value of contracts outstanding at September 30, 2022	1,235	(4,541)	30	(3,276)
Net margin cash collateral paid (received)				473
Total mark-to-market energy contract net assets (liabilities) at September 30, 2022	$1,235	$(4,541)	$30	$(2,803)

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine Months Ended September 30, 2022
Fair value of contracts outstanding at December 31, 2021	$978	$(1,392)	$1	$(413)
Reclassification to realized at settlement of contracts	(273)	691	(188)	230
Value of contracts acquired	(1)	29	—	28
Net option premium purchases (issuances)	142	11	—	153
Changes in fair value excluding reclassification to realized	389	(3,880)	217	(3,274)
Fair value of contracts outstanding at September 30, 2022	1,235	(4,541)	30	(3,276)
Net margin cash collateral paid (received)				473
Total mark-to-market energy contract net assets (liabilities) at September 30, 2022	$1,235	$(4,541)	$30	$(2,803)

NEE's total mark-to-market energy contract net assets (liabilities) at September 30, 2022 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2022
(millions)
Current derivative assets	$1,355
Noncurrent derivative assets	1,693
Current derivative liabilities	(2,842)
Noncurrent derivative liabilities	(3,009)
NEE's total mark-to-market energy contract net liabilities	$(2,803)

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2022 were as follows:

	Maturity
	2022	2023	2024	2025	2026	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(178)	$(586)	$(490)	$(396)	$(205)	$(114)	$(1,969)
Significant other observable inputs	428	1,736	819	640	405	497	4,525
Significant unobservable inputs	(131)	(838)	(152)	(59)	(38)	(103)	(1,321)
Total	119	312	177	185	162	280	1,235
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(6)	(69)	(43)	(36)	(42)	(45)	(241)
Significant other observable inputs	(389)	(1,177)	(839)	(565)	(364)	(590)	(3,924)
Significant unobservable inputs	1	—	(11)	(3)	1	(364)	(376)
Total	(394)	(1,246)	(893)	(604)	(405)	(999)	(4,541)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	5	4	—	—	—	—	9
Significant unobservable inputs	8	14	(1)	—	—	—	21
Total	13	18	(1)	—	—	—	30
Total sources of fair value	$(262)	$(916)	$(717)	$(419)	$(243)	$(719)	$(3,276)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2021	$—	$17	$17	$1	$148	$148	$1	$149	$149
September 30, 2022	$—	$29	$29	$6	$250	$255	$6	$210	$204
Average for the nine months ended September 30, 2022	$—	$24	$24	$10	$295	$297	$10	$277	$280
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $16 million and $9 million at September 30, 2022 and December 31, 2021, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,097	$2,097	$2,505	$2,505
Other investments, primarily debt securities	$550	$550	$311	$311
Long-term debt, including current portion	$61,962	$57,029	$52,745	$57,290
Interest rate contracts – net unrealized gains (losses)	$500	$500	$(633)	$(633)
FPL:
Fixed income securities – special use funds	$1,617	$1,617	$1,934	$1,934
Long-term debt, including current portion	$20,998	$19,028	$18,510	$21,379
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

At September 30, 2022, NEE had interest rate contracts with a notional amount of approximately $8.8 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. In October 2022, NEECH entered into a forward starting interest rate swap agreement with a notional amount of $10 billion to manage interest rate risk associated with forecasted debt issuances. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE's net liabilities would increase by approximately $1,833 million ($794 million for FPL) at September 30, 2022.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $4,147 million and $5,511 million ($2,725 million and $3,552 million for FPL) at September 30, 2022 and December 31, 2021, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At September 30, 2022, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $399 million ($261 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At September 30, 2022, NEE's credit risk exposure associated with its energy marketing and trading counterparties, taking into account collateral and contractual netting rights, totaled $3.3 billion ($82 million for FPL), of which approximately 74% (100% for FPL) was with companies that have investment grade credit ratings. With regard to credit risk exposure to counterparties with below investment grade credit ratings, NEE has first lien security positions with respect to approximately 70% of such exposure. For the remaining unsecured positions with counterparties that have below investment grade credit ratings, no one counterparty makes up more than 6% of NEE’s total exposure to below investment grade counterparties. See Notes 1, 2 and 11 – Credit Losses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2022.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2022 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/22 – 7/31/22	164	$80.25	—	180,000,000
8/1/22 – 8/31/22	7,870	$91.00	—	180,000,000
9/1/22 – 9/30/22	1,554	$85.50	—	180,000,000
Total	9,588	$89.92	—
————————————
(a)Includes: (1) in July and August 2022, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. 2021 Long Term Incentive Plan and the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in September 2022, shares of common stock purchased by the trustee of a grantor trust to fund a reinvestment of dividends in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to a former executive officer of deferred retirement share awards.
(b)In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock (180 million shares after giving effect to the 2020 stock split) over an unspecified period.

Item 5. Other Information

(c)    Media articles have been published that allege, among other things, campaign finance violations by FPL and certain of its executives. In addition, on October 27, 2022, a complaint referencing these media articles was filed with the Federal Election Commission (FEC) by a non-profit corporation alleging certain violations of the Federal Election Campaign Act by various entities and individuals named as respondents in the complaint. While the complaint does not expressly name FPL or any of its executives as respondents, the complaint identifies FPL as an alleged source of funds to certain Super PACs identified in the complaint.

NEE has engaged outside counsel to conduct a review of potential state and federal campaign finance violations, including the allegations raised in the media articles and the FEC complaint. The review is ongoing and NEE and FPL cannot predict, as of the date of this report, the outcome of the review. These allegations could also result in regulatory, investigative and enforcement inquiries by law enforcement or other governmental authorities and any ultimate findings of violations could result in the imposition of fines, penalties or other sanctions or impacts on NEE or FPL.

Item 6.  Exhibits
`

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 9, 2019, creating the Series J Debentures due September 1, 2024 (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2019, File No.1-8841)
x
*4(b)
Letter, dated August 5, 2022, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series J Debentures due September 1, 2024 effective August 5, 2022 (filed as Exhibit 4(b) to Form 8-K dated August 5, 2022, File No. 1-8841)
x
4(c)	Purchase Contract Agreement, dated as of September 1, 2022, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent	x
4(d)
Pledge Agreement, dated as of September 1, 2022, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent
x
4(e)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 19, 2022, creating the Series M Debentures due September 1, 2027	x
10	Executive Retention Employment Agreement between NextEra Energy, Inc. and T. Kirk Crews II dated as of March 1, 2022	x	x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: November 2, 2022

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Controller (Principal Accounting Officer)