Form 10-K
period 2022-12-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2023-02-17
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates at June 30, 2022 (based on the closing market price on the Composite Tape on June 30, 2022) was $152,043,646,294.

There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates at June 30, 2022.

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at January 31, 2023: 1,987,495,306

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at January 31, 2023, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NextEra Energy, Inc.'s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC – equity	equity component of allowance for funds used during construction
Bcf	billion cubic feet
CAISO	California Independent System Operator
capacity clause	capacity cost recovery clause, as established by the FPSC
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
environmental clause	environmental cost recovery clause, as established by the FPSC
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NextEra Energy Resources subsidiary
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ISO	independent system operator
ISO-NE	ISO New England Inc.
ITC	investment tax credit
kW	kilowatt
kWh	kilowatt-hour(s)
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator
MMBtu	One million British thermal units
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
NERC	North American Electric Reliability Corporation
net capacity	net ownership interest in pipeline(s) capacity
net generating capacity	net ownership interest in plant(s) capacity
net generation	net ownership interest in plant(s) generation
Note __	Note __ to consolidated financial statements
NextEra Energy Resources	NextEra Energy Resources, LLC
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OEB	Ontario Energy Board
OTC	over-the-counter
OTTI	other than temporary impairment
PJM	PJM Interconnection, LLC
PMI	NextEra Energy Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PPA	purchased power agreement(s)
PTC	production tax credit
PUCT	Public Utility Commission of Texas
regulatory ROE	return on common equity as determined for regulatory purposes
RPS	renewable portfolio standards
RTO	regional transmission organization
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
storm protection plan	storm protection plan cost recovery clause, as established by the FPSC
U.S.	United States of America

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

PART I

Item 1. Business

OVERVIEW

NEE is one of the largest electric power and energy infrastructure companies in North America and a leader in the renewable energy industry. NEE has two principal businesses, FPL and NEER. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. FPL’s strategic focus is centered on investing in generation, transmission and distribution facilities to deliver on its value proposition of low customer bills, high reliability, outstanding customer service and clean energy for the benefit of its approximately 5.8 million customer accounts. NEER is the world's largest generator of renewable energy from the wind and sun, as well as a world leader in battery storage. NEER’s strategic focus is centered on the development, construction and operation of long-term contracted assets throughout the U.S. and Canada, primarily consisting of clean energy assets such as renewable generation facilities and battery storage projects, and electric transmission facilities.

In January 2019, NEE acquired Gulf Power Company, a rate-regulated electric utility engaged in the generation, transmission, distribution and sale of electric energy in northwest Florida. On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However, during 2021, FPL continued to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power Company. Effective January 1, 2022, FPL became regulated as one electric ratemaking entity with new unified rates and tariffs (see FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025).

As described in more detail in the following sections, NEE seeks to create value in its two principal businesses by meeting its customers' needs more economically and more reliably than its competitors. NEE's strategy has resulted in profitable growth over sustained periods at both FPL and NEER. Management seeks to grow each business (see Note 15 – Commitments) in a manner consistent with the varying opportunities available to it; however, management believes that the diversification and balance represented by FPL and NEER is a valuable characteristic of the enterprise and recognizes that each business contributes to NEE's financial strength in different ways. FPL and NEER share a common platform with the objective of lowering costs and creating efficiencies for their businesses. NEE and its subsidiaries, with employees totaling approximately 15,300 as of December 31, 2022, continue to develop and implement enterprise-wide initiatives focused on improving productivity, process effectiveness and quality.

On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law which, among other things, extends the period for wind and solar tax credits and expands the tax credits to support a broader range of renewable technologies. See NEER – Clean Energy and Other Operations – Clean Energy – Policy Incentives for Renewable Energy Projects. NEE believes the IRA provides long-term visibility and supports the growth of its businesses.
As of January 1, 2022, NEE's segments for financial reporting purposes are FPL and NEER (see Note 16). NEECH, a wholly owned subsidiary of NEE, owns and provides funding for NEE's operating subsidiaries, other than FPL and its subsidiaries. NEP, an affiliate of NextEra Energy Resources, acquires, manages and owns contracted clean energy projects with stable, long-term cash flows. See NEER section below for further discussion of NEP. The following diagram depicts NEE's simplified ownership structure:

FPL

FPL is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. At December 31, 2022, FPL had approximately 32,100 MW of net generating capacity, approximately 88,000 circuit miles of transmission and distribution lines and 871 substations. FPL provides service to its electric customers through an integrated transmission and distribution system that links its generation facilities to its customers. FPL also owns a retail gas business, which serves approximately 119,000 residential and commercial natural gas customers in eight counties throughout southern Florida with 3,795 miles of natural gas distribution pipelines.

FPL serves more than 12 million people through approximately 5.8 million customer accounts. The following map shows FPL's service areas and plant locations as of February 17, 2023, which cover most of the east and lower west coasts of Florida and are in nine counties throughout northwest Florida (see FPL Sources of Generation below).

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida. The percentage of FPL's operating revenues and customer accounts (as of December 31, 2022) by customer class were as follows:

Operating Revenues
10%
4%
32%
54%
10%
3%
32%
55%
9%
3%
31%
57%
2022
2021
2020
Years
Residential
Commercial
Wholesale
Other

2022 Customer Accounts

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

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its electric retail customers is provided primarily under franchise agreements negotiated with municipalities or counties. During the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents. At December 31, 2022, FPL held 225 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2052. These franchise agreements cover the vast majority of FPL's retail customer base in Florida. At December 31, 2022, FPL also provided service to customers in 11 other municipalities and to 27 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility. FPL relies upon Florida law for access to public rights of way.

Because any customer may elect to provide their own electric services, FPL effectively must compete for an individual customer's business. As a practical matter, few customers provide their own service at the present time since FPL's cost of service is lower than the cost of self-generation for the vast majority of customers. Changing technology (particularly increasing efficiency of solar power generation), tax incentives, economic conditions, regulatory changes, increasing cost-competitiveness of rooftop solar and batteries and other factors could alter the favorable relative cost position that FPL currently enjoys; however, FPL seeks as a matter of strategy to ensure that it delivers superior value, in the form of comparatively low customer bills, high reliability, outstanding customer service and clean energy.

In addition to self-generation by residential, commercial and industrial customers, FPL also faces competition from other suppliers of electrical energy to wholesale and industrial customers and from alternative energy sources. In 2022, 2021 and 2020, operating revenues from wholesale and industrial electric customers combined represented approximately 7%, 6% and 5%, respectively, of FPL's total operating revenues.

For the building of new steam and solar generating capacity of 75 MW or greater, the FPSC requires investor-owned electric utilities, including FPL, to issue a request for proposal (RFP) except when the FPSC determines that an exception from the RFP process is in the public interest. The RFP process allows independent power producers and others to bid to supply the new generating capacity. If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generating capacity of the type proposed, the investor-owned electric utility would seek to negotiate a PPA with the selected bidder and request that the FPSC approve the terms of the PPA and, if appropriate, provide the required authorization for the construction of the bidder's generating capacity.

FPL SOURCES OF GENERATION

At December 31, 2022, FPL's resources for serving load consisted of approximately 33,195 MW of net generating capacity, of which 32,066 MW were from FPL-owned facilities and 1,129 MW were available through PPAs. FPL owned and operated 44 units with generating capacity of 24,236 MW that primarily use natural gas and 50 solar generation facilities with generating capacity totaling 3,611 MW. In addition, FPL owned, or had undivided interests in, and operated 4 nuclear units with net generating capacity totaling 3,502 MW (see Nuclear Operations below) and had joint ownership interests in 3 coal units located in Mississippi and Georgia it did not operate with net generating capacity totaling 717 MW. FPL intends to retire its share of 2 of these coal units in 2024 and together with a joint owner retire the remaining unit in 2028. See Note 7 – Jointly-Owned Electric Plants regarding the retirement of these plants. FPL also develops and constructs battery storage projects, which when combined with its solar projects, serve to enhance its ability to meet customer needs for a nearly firm generation source. At December 31, 2022, FPL had 469 MW of battery storage capacity that delivers energy to the transmission system. FPL customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in its service area. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.

Through 2025, FPL plans to add new solar generation with cost recovery mechanisms through base rates, a Solar Base Rate Adjustment (SoBRA) and SolarTogetherTM (a voluntary community solar program that gives FPL electric customers an opportunity to participate directly in the expansion of solar energy where participants pay a fixed monthly subscription charge and receive credits on their related monthly customer bill). FPL placed 745 MW of solar generating capacity in service in January 2023 and is currently in the process of constructing an additional 447 MW and 1,639 MW of solar generating capacity, which is expected to be placed in service by mid-2023 and in 2024, respectively (see FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025 below).

Fuel Sources

FPL relies upon a mix of fuel sources for its generation facilities, the ability of some of its generation facilities to operate on both natural gas and low sulfur diesel, and on purchased power to maintain the flexibility to achieve a more economical fuel mix in order to respond to market and industry developments. See discussion of planned solar generation additions above.

*approximately 66% has dual fuel capability

Significant Fuel and Transportation Contracts. At December 31, 2022, FPL had the following significant fuel and transportation contracts in place:

•firm transportation contracts with nine different transportation suppliers for natural gas pipeline capacity for an aggregate maximum delivery quantity of 2,966,000 MMBtu/day with expiration dates through 2042 (see Note 15 – Contracts);
•several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates through 2037; and
•short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas, with the remainder of FPL's natural gas requirements being purchased in the spot market.

Nuclear Operations

At December 31, 2022, FPL owned, or had undivided interests in, and operated the four nuclear units in Florida discussed below. FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	Net Generating Capacity (MW)	Beginning of Next Scheduled Refueling Outage	Operating License Expiration Date
St. Lucie Unit No. 1	981	March 2024	2036(a)
St. Lucie Unit No. 2	840(b)	February 2023	2043(a)
Turkey Point Unit No. 3	837	April 2023	2032(c)
Turkey Point Unit No. 4	844	September 2023	2033(c)
______________________
(a)    In 2021, FPL filed an application with the NRC to renew both St. Lucie operating licenses for an additional 20 years. License renewals are pending.
(b)    Excludes 147 MW operated by FPL but owned by non-affiliates.
(c)    In 2022, FPL filed a site-specific environmental impact statement with the NRC related to the previously approved 20-year renewal application for both Turkey Point operating licenses. Approval of the additional 20 years of operations is pending.

NRC regulations require FPL to submit a plan for decontamination and decommissioning five years before the projected end of plant operation. If the license renewals are approved by the NRC, FPL's plans provide for St. Lucie Unit No. 1 to be shut down in 2056 with decommissioning activities to be integrated with the dismantlement of St. Lucie Unit No. 2 commencing in 2063. If the NRC approves an additional 20 years of operations, FPL's plans provide for the dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2052 and 2053, respectively.

FPL's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel that is generated at these facilities through license expiration, as well as through any pending license extensions.

FPL ENERGY MARKETING AND TRADING

FPL's Energy Marketing & Trading division (EMT) buys and sells wholesale energy commodities, such as natural gas, low sulfur diesel, electricity and renewable energy credits (RECs) from certain FPL solar generation assets. EMT procures natural gas and low sulfur diesel for FPL's use in power generation and sells excess natural gas, low sulfur diesel and electricity. EMT also uses derivative instruments (primarily swaps, options and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity. Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses. See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity and Note 3.

FPL REGULATION

FPL's operations are subject to regulation by a number of federal, state and other organizations, including, but not limited to, the following:

•the FPSC, which has jurisdiction over retail rates, service area, issuances of securities, and planning, siting and construction of facilities, among other things;
•the FERC, which oversees the acquisition and disposition of electric generation, transmission and other facilities, transmission of electricity and natural gas in interstate commerce, proposals to build and operate interstate natural gas pipelines and storage facilities, and wholesale purchases and sales of electric energy, among other things;
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

FPL Electric Rate Regulation

The FPSC sets rates at a level that is intended to allow the utility the opportunity to collect from retail customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital. To accomplish this, the FPSC uses various ratemaking mechanisms, including, among other things, base rates and cost recovery clauses. Although FPL and Gulf Power Company merged effective January 1, 2021, FPL continued to be regulated as two separate rate making entities until January 1, 2022 when new unified rates and tariffs became effective for the combined utility system (including the former Gulf Power Company service area). See Base Rates Effective January 2022 through December 2025 below.

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

Key elements of the 2021 rate agreement, which is effective from January 2022 through at least December 2025, include, among other things, the following:
•New retail base rates and charges were established for the combined utility system (including the former Gulf Power Company service area) resulting in the following increases in annualized retail base revenues:
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
•FPL's authorized regulatory ROE was 10.60%, with a range of 9.70% to 11.70%. However, in the event the average 30-year U.S. Treasury rate was 2.49% or greater over a consecutive six-month period, FPL was authorized to increase the regulatory ROE to 10.80% with a range of 9.80% to 11.80%. During August 2022, this provision was triggered and effective September 1, 2022, FPL's authorized regulatory ROE and ROE range were increased. The revised authorized regulatory ROE will have only a minimal impact to base rates. If FPL's earned regulatory ROE falls below 9.80%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.80%, any party with standing may seek a review of FPL's retail base rates.
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
•If federal or state permanent corporate income tax changes become effective during the term of the 2021 rate agreement, FPL will prospectively adjust base rates after a review by the FPSC. As a result of the enactment of the IRA (see NEER – Clean Energy and Other Operations – Clean Energy – Policy Incentives for Renewable Energy Projects and Note 5), FPL's customers are expected to save approximately $400 million over the remaining term of the 2021 rate agreement which includes a $36 million one-time refund made in January 2023.

On February 8, 2023, the Florida Supreme Court heard oral argument on the appeal of the FPSC's final order regarding the 2021 rate agreement by Floridians Against Increased Rates, Inc. and, as a group, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida. A ruling by the Florida Supreme Court is pending. See Note 1 – Rate Regulation.

Base Rates Effective January 2017 through December 2021 – From January 2017 to December 2021, FPL operated under a base rate agreement (2016 rate agreement) that provided for, among other things, a regulatory ROE of 10.55%, with a range of 9.60% to 11.60% and, subject to certain conditions, the right to reduce depreciation expense up to $1.25 billion (reserve), provided that in any year of the 2016 rate agreement FPL was required to amortize enough reserve to maintain an earned regulatory ROE within the range of 9.60% to 11.60%.

Cost Recovery Clauses. Cost recovery clauses are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through these clauses. Cost recovery clause costs are recovered through levelized monthly charges per kWh or kW, depending on the customer's rate class. These cost recovery clause charges are calculated annually based on estimated costs and estimated customer usage for the following year, plus or minus true-up adjustments to reflect the estimated over or under recovery of costs for the current and prior periods. An adjustment to the levelized charges may be approved during the course of a year to reflect revised estimates. FPL recovers costs from customers through the following clauses:

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
•Capacity – primarily certain costs associated with the acquisition of several electric generation facilities (see Note 1 – Rate Regulation) and capacity payments related to PPAs;
•Energy Conservation – costs associated with implementing energy conservation programs; and
•Environmental – certain costs of complying with federal, state and local environmental regulations enacted after April 1993 and costs associated with certain of FPL's solar facilities placed in service prior to 2016.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. These costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when generation units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.

FERC

The Federal Power Act grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity and the transmission of electricity and natural gas in interstate commerce. Pursuant to the Federal Power Act, electric utilities must file for FERC acceptance and maintain tariffs and rate schedules which govern the rates, terms and conditions for the provision of FERC-jurisdictional wholesale power and transmission services. Wholesale power sales tariffs on file at FERC may authorize sales at cost-based rates or, where the seller lacks market power, at market-based rates. The Federal Power Act also gives the FERC authority to certify and oversee an electric reliability organization with authority to establish and independently enforce mandatory reliability standards applicable to all users, owners and operators of the bulk-power system. See NERC below. Electric utilities are subject to accounting, record-keeping and reporting requirements administered by the FERC. The FERC also places certain limitations on transactions between electric utilities and their affiliates.

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

FPL HUMAN CAPITAL

FPL had approximately 9,300 employees at December 31, 2022, with approximately 31% of these employees represented by the International Brotherhood of Electrical Workers (IBEW). The collective bargaining agreements have approximately two- to three-year terms and expire between April 2024 and January 2025.

NEER

NEER, comprised of NEE's competitive energy and rate-regulated transmission businesses, is a diversified clean energy business with a strategy that emphasizes the development, construction and operation of long-term contracted assets with a focus on clean energy. NEE reports NextEra Energy Resources and NEET, a rate-regulated transmission business, on a combined basis for segment reporting purposes, and the combined segment is referred to as NEER. The NEER segment currently owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets in the U.S. and Canada and also includes assets and investments in other businesses with a clean energy focus, such as battery storage and renewable fuels. NEER, with approximately 27,400 MW of total net generating capacity at December 31, 2022, is one of the largest wholesale generators of electric power in the U.S., including approximately 26,890 MW of net generating capacity across 40 states and 520 MW of net generating capacity in 4 Canadian provinces. At December 31, 2022, NEER operates facilities, in which it has partial or full ownership interests, with a total generating capacity of approximately 33,800 MW. NEER produces the majority of its electricity from clean and renewable sources as described more fully below. In addition, NEER develops and constructs battery storage projects, which when combined with its renewable projects, serve to enhance its ability to meet customer needs for a nearly firm generation source, or as standalone facilities. NEER is the world's largest generator of renewable energy from the wind and sun based on 2022 MWh produced on a net generation basis, as well as a world leader in battery storage. The NEER segment also owns, develops, constructs and operates rate-regulated transmission facilities in North America. At December 31, 2022, NEER's rate-regulated transmission facilities and the transmission lines that connect its electric generation facilities to the electric grid are comprised of approximately 290 substations and 3,420 circuit miles of transmission lines.

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

NEP – NEP acquires, manages and owns contracted clean energy projects with stable long-term cash flows through a limited partner interest in NEP OpCo. NEP's projects include energy projects contributed by or acquired from NextEra Energy Resources, or acquired from third parties, as well as ownership interests in contracted natural gas pipelines acquired from third parties. NEP from time to time also invests to repower or expand certain of its assets. NextEra Energy Resources' indirect limited partnership interest in NEP OpCo based on the number of outstanding NEP OpCo common units was approximately 53.8% at December 31, 2022. NextEra Energy Resources accounts for its ownership interest in NEP as an equity method investment with its earnings/losses from NEP as equity in earnings (losses) of equity method investees and accounts for its project sales to NEP as third-party sales in its consolidated financial statements. See Note 1 – Basis of Presentation. At December 31, 2022, NEP owned, or had a partial ownership interest in, a portfolio of wind, solar and solar plus battery storage projects with energy project capacity totaling approximately 9,345 MW and contracted natural gas pipelines, all located in the U.S. as further discussed in Clean Energy and Other Operations. NextEra Energy Resources operates essentially all of the energy projects in NEP's portfolio and its ownership interest in the portfolio's capacity was approximately 4,289 MW at December 31, 2022.

CLEAN ENERGY AND OTHER OPERATIONS

NEER sells products associated with its generation facilities (energy, capacity, RECs and ancillary services) in competitive markets in regions where those facilities are located. Customer transactions may be supplied from NEER generation facilities or from purchases in the wholesale markets, or from a combination thereof. See Markets and Competition below.

NEER's generation and battery storage projects, natural gas pipelines and transmission facilities (including noncontrolling or joint venture interests) at December 31, 2022 are as follows:

Legend
Wind
Universal Solar
Battery Storage
Nuclear
Natural Gas
Other
Pipeline
Transmission
State with Project in Operation
Locations with more than one facility are illustrated with a single symbol.
Map excludes individual small scale solar projects.

Clean Energy

2022 Net Generating Capacity by Fuel Type
MW

Nuclear 8%
Other* 9%
Solar 14%
Wind 69%

*Primarily natural gas
Generation Assets

NEER's portfolio of generation assets primarily consists of generation facilities with long-term power sales agreements for substantially all of their capacity and/or energy output. Information related to contracted generation assets at December 31, 2022 was as follows:
•represented approximately 25,534 MW of total net generating capacity;
•weighted-average remaining contract term of the power sales agreements, including the remaining life of the PTCs associated with repowered wind facilities, of approximately 15 years, based on forecasted contributions to earnings and forecasted amounts of electricity produced by the repowered wind facilities; and
•several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel for all nuclear units with expiration dates through 2033 (see Note 15 – Contracts).

NEER's merchant generation assets primarily consist of generation facilities that do not have long-term power sales agreements to sell their capacity and/or energy output and therefore require active marketing and hedging. Merchant generation assets at December 31, 2022 represented approximately 1,878 MW of total net generating capacity, including 840 MW from nuclear generation and 1,032 MW from other peak generation facilities, and are primarily located in the Northeast region of the U.S. NEER utilizes swaps, options, futures and forwards to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.

NEER Generation Assets Fuel/Technology Mix

NextEra Energy Resources utilized the following mix of fuel sources for generation facilities in which it has an ownership interest:

2022 Net Generation by Fuel Type
MWh

Other* 4%
Solar 8%
Nuclear 23%
Wind 65%

*Primarily natural gas

Wind Facilities

•located in 22 states in the U.S. and 4 provinces in Canada;
•operated a total generating capacity of 23,380 MW at December 31, 2022;
•ownership interests in a total net generating capacity of 18,891 MW at December 31, 2022;
◦essentially all MW are from contracted wind assets located primarily throughout Texas and the West and Midwest regions of the U.S. and Canada;
◦added approximately 2,850 MW of new generating capacity and repowered wind generating capacity totaling 239 MW in the U.S. in 2022 and sold assets to NEP totaling approximately 431 MW (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests).

Solar Facilities

•located in 30 states in the U.S.;
•operated photovoltaic and solar thermal facilities with a total generating capacity of 5,407 MW at December 31, 2022;
•ownership interests in solar facilities with a total net generating capacity of 3,924 MW at December 31, 2022;
◦essentially all MW are from contracted solar facilities located primarily throughout the West and South regions of the U.S.;
◦added approximately 887 MW of generating capacity in the U.S. in 2022 and sold assets to NEP and third parties totaling approximately 338 MW (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests).

Nuclear Facilities

At December 31, 2022, NextEra Energy Resources was the sole owner of the two Point Beach nuclear units shown in the table below and was the largest joint owner of the Seabrook nuclear facility shown in the table below. NEER's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	Location	Net Generating Capacity (MW)	Portfolio Category	Beginning of Next Scheduled Refueling Outage	Operating License Expiration Date
Seabrook	New Hampshire	1,102(a)	Merchant(b)	April 2023	2050
Point Beach Unit No. 1	Wisconsin	595	Contracted(c)	October 2023	2030(d)
Point Beach Unit No. 2	Wisconsin	595	Contracted(c)	March 2023	2033(d)
______________________
(a)    Excludes 147 MW operated by NEER but owned by non-affiliates.
(b)    Includes 262 MW sold under a long-term contract.
(c)    NEER sells all of the output of Point Beach Units Nos. 1 and 2 under long-term contracts through their current operating license expiration dates.
(d)    In 2020, NEER filed an application with the NRC to renew both Point Beach operating licenses for an additional 20 years. License renewals are pending.

NEER is responsible for all nuclear unit operations and the ultimate decommissioning of the nuclear units, the cost of which is shared on a pro-rata basis by the joint owners with respect to the Seabrook unit. NRC regulations require plant owners to submit a plan for decontamination and decommissioning five years before the projected end of plant operation. NEER's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which, based on existing regulations, are expected to provide sufficient storage of spent nuclear fuel that is generated at these facilities through current license expiration, as well as through any pending license extensions.

NEER also maintains an approximately 70% interest in Duane Arnold, a nuclear facility located in Iowa that ceased operations in August 2020. NEER submitted a site-specific cost estimate and plan for decontamination and decommissioning to the NRC. All spent nuclear fuel housed onsite is in long-term dry storage until the DOE is able to take possession. NEER estimates that the cost of decommissioning Duane Arnold is fully funded and expects completion by approximately 2080.

Other Clean Energy

NEER's portfolio also includes assets and investments in other businesses with a clean energy focus, such as battery storage and renewable fuels. At December 31, 2022, NEER had net ownership interests in approximately 1,208 MW of battery storage capacity. In October 2022, a wholly owned subsidiary of NextEra Energy Resources entered into several agreements to acquire 100% of a portfolio of renewable energy projects from the owners of Energy Power Partners Fund I, L.P. and North American Sustainable Energy Fund, L.P. The portfolio primarily consists of 31 biogas projects, one of which is an operating renewable natural gas facility and the others of which are primarily operating landfill gas-to-electric facilities. The acquisition is expected to close in early 2023, subject to receipt of required regulatory approvals including approvals from the FERC. See Note 6 – RNG Acquisition.

Policy Incentives for Renewable Energy Projects

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System, wind and solar generation facilities are depreciated for tax purposes over a five-year period even though the useful life of such facilities is generally much longer than five years.

Owners of wind and solar facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times for wind (the previous PTC for solar expired in 2006). The IRA expanded the PTC to include solar generation facilities and extended the 100% PTC and the 30% ITC to wind and solar generation facilities that start construction before the later of 2034 or the end of the calendar year following the year in which greenhouse gas emissions from U.S. electric generation are reduced by 75% from 2022 levels. Accordingly, owners of wind and solar generation facilities placed in service in 2022 or later are eligible to claim a PTC (or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the facility during the first ten years of commercial operation. Alternatively, an ITC equal to 30% of the cost of the facility may be claimed in lieu of the PTC. A facility must also meet certain labor requirements to qualify for the 100% PTC or 30% ITC rate or construction must have started on the facility before January 29, 2023. In addition, the PTC is increased by 10% and the ITC rate is increased by 10 percentage points for facilities that satisfy certain tax credit enhancement requirements. Retrofitted wind and solar generation facilities may qualify for a PTC or an ITC if the cost basis of the new investment is at least 80% of the retrofitted facility’s total fair value.

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

Other Operations

Gas Infrastructure Business – At December 31, 2022, NextEra Energy Resources had ownership interests in natural gas pipelines, the most significant of which are discussed below, and in oil and gas shale formations located primarily in the Midwest and South regions of the U.S.

	Miles of Pipeline	Pipeline Location/Route	Ownership		Total Net Capacity (per day)	In-Service Dates
Texas Pipelines(a)	386	South Texas	51.8%	(b)	1.92 Bcf	1960s – 2015
Sabal Trail(c)	517	Southwestern Alabama to Central Florida	42.5%		0.43 Bcf	June 2017 – May 2020
Florida Southeast Connection(c)	169	Central Florida to South Florida	100%		0.64 Bcf	June 2017
Central Penn Line(d)	191	Northeastern Pennsylvania to Southeastern Pennsylvania	21.0%	(b)	0.39 Bcf	October 2018 – October 2021
______________________
(a)    A NEP portfolio of six natural gas pipelines, of which a third party owns a 10% interest in a 120-mile pipeline with a daily capacity of approximately 2.3 Bcf. Approximately 1.54 Bcf per day of net capacity is contracted with firm ship-or-pay contracts that have expiration dates ranging from 2023 to 2035.
(b)    Ownership percentage based on NextEra Energy Resources limited partnership interest in NEP OpCo common units.
(c)    See Note 15 – Contracts for a discussion of transportation contracts with FPL.
(d)    NEP has an indirect equity method investment in the Central Penn Line (CPL) which represents an approximately 39% aggregate ownership interest in the CPL.

NEER also has a 32.2% ownership interest in a 303-mile natural gas pipeline that is under construction in West Virginia and Virginia. Completion of construction of the natural gas pipeline is subject to certain conditions, including applicable regulatory approvals and the resolution of legal challenges. See Note 4 – Nonrecurring Fair Value Measurements for a discussion of impairment charges in the first quarter of 2022 and in 2020 and Note 15 – Contracts for a discussion of a transportation contract with a NextEra Energy Resources subsidiary.

Rate-Regulated Transmission – At December 31, 2022, certain entities within the NEER segment had ownership interests in rate-regulated transmission facilities, the most significant of which are discussed below, which are located primarily in ERCOT, CAISO, Southwest Power Pool (SPP), Independent Electricity System Operator (IESO) and NYISO jurisdictions.

	Miles	Substations	Kilovolt	Location	Rate Regulator	Ownership		In-Service Dates
Lone Star	352	10	345	Texas	PUCT	100%		2013
Trans Bay Cable	53	2	200 DC(a)	California	FERC	100%		2010
GridLiance(b)	685	26	69 – 230	Illinois, Kansas, Kentucky, Missouri, Nevada and Oklahoma	FERC	100%	(b)	1960 – 2021
NextBridge Infrastructure	280	-	230	Ontario, Canada	OEB	50%		March 2022
NEET New York	20	2	345	New York	FERC	100%		December 2021 – July-2022
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

The degree and nature of competition is different in wholesale markets than in retail markets. A majority of NEER's revenues are derived from sales of energy, capacity, credits and ancillary products under long-term PPAs to customers located in wholesale electricity markets. Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. NEER primarily competes on the basis of price, but believes the green attributes of NEER's generation assets, its track record of completing projects on schedule, its creditworthiness and its ability to offer and manage reliable customized risk solutions to wholesale customers are competitive advantages. Wholesale power generation is a regional business that is highly fragmented relative to many other commodity industries and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies NEER competes with depending on the market. In wholesale markets, customers' needs are met through a variety of means, including long-term bilateral contracts, standardized bilateral products such as full requirements service and customized supply and risk management services.

In general, U.S. and Canadian electricity markets encompass three classes of services: energy and related energy credits, capacity and ancillary services. Energy services relate to the physical delivery of power; capacity services relate to the availability of MW capacity of a power generation asset; and ancillary services are other services that relate to power generation assets, such as load regulation and spinning and non-spinning reserves. The exact nature of these classes of services is defined in part by regional tariffs. Not all regions have a capacity services class, and the specific definitions of ancillary services vary from region to region.

RTOs and ISOs exist throughout much of North America to coordinate generation and transmission across wide geographic areas and to run markets. NEER operates in all RTO and ISO jurisdictions. At December 31, 2022, NEER also had generation facilities with a total net generating capacity of approximately 6,581 MW that fall within reliability regions that are not under the jurisdiction of an established RTO or ISO, including 4,430 MW within the Western Electricity Coordinating Council and 2,109 MW within the SERC Reliability Corporation. Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers. NEER has operations that fall within the following RTOs and ISOs:

Alberta Electric System Operator 82 MW
IESO 411 MW
ISO-NE 2,373 MW
NYISO 163 MW
MISO 5,560 MW
PJM 416 MW
SPP 4,932 MW
CAISO 2,517 MW
ERCOT 4,377 MW

NEER competes in different regions to differing degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generation facilities. At December 31, 2022, approximately 93% of NEER's net generating capacity was committed under long-term contracts. Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets. In such cases, NEER will frequently enter into shorter term bilateral contracts, typically of less than three years duration, to hedge the price risk associated with selling into a daily spot market. Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, serve to protect a portion of the revenue that NEER expects to derive from the associated generation facility. Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes. See Management's Discussion – Overview – Adjusted Earnings.

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

At December 31, 2022, essentially all of NEER's generation facilities located in the U.S. have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005. Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers. They are barred from selling electricity directly to retail customers. While projects with exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Additionally, most of the NEER facilities located in the U.S. are subject to FERC regulations and market rules and the NERC's mandatory reliability standards, all of its facilities are subject to environmental laws and the EPA's environmental regulations, and its nuclear facilities are also subject to the jurisdiction of the NRC. See FPL – FPL Regulation for additional discussion of FERC, NERC, NRC and EPA regulations. Rates of NEER's rate-regulated transmission businesses are set by regulatory bodies as noted in Clean Energy and Other Operations – Other Operations – Rate-Regulated Transmission. With the exception of facilities located in ERCOT, the FERC has jurisdiction over various aspects of NEER's business in the U.S., including the oversight and investigation of competitive wholesale energy markets, regulation of the transmission and sale of natural gas, and oversight of environmental matters related to natural gas projects and major electricity policy initiatives. The PUCT has jurisdiction, including the regulation of rates and services, oversight of competitive markets, and enforcement of statutes and rules, over NEER facilities located in ERCOT.

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

NEER HUMAN CAPITAL

NEER had approximately 5,900 employees at December 31, 2022. NEER has collective bargaining agreements with the IBEW, the Utility Workers Union of America and the Security Police and Fire Professionals of America, which collectively represent approximately 8% of NEER's employees. The collective bargaining agreements have approximately two- to four-year terms and expire between June 2024 and December 2025.

NEE ENVIRONMENTAL MATTERS

NEE and its subsidiaries, including FPL, are subject to environmental laws and regulations, including extensive federal, state and local environmental statutes, rules and regulations relating to, among others, air quality, water quality and usage, waste management, wildlife protection and historical resources, for the siting, construction and ongoing operations of their facilities. The U.S. government and certain states and regions, as well as the Government of Canada and its provinces, have taken and continue to take certain actions, such as proposing and finalizing regulations or setting targets or goals, regarding the regulation and reduction of greenhouse gas emissions and the increase of renewable energy generation. The environmental laws in the U.S., including, among others, the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act (BGEPA), provide for the protection of numerous species, including endangered species and/or their habitats, migratory birds, bats and eagles. In 2022, the U.S. Fish and Wildlife Services proposed new rules that would add two bat species to the endangered species list. If such rules are enacted, certain of NEER’s existing and new wind generation facilities would incur additional costs to comply with the proposed regulations. The environmental laws in Canada, including, among others, the Species at Risk Act, provide for the recovery of wildlife species that are endangered or threatened and the management of species of special concern. Complying with these environmental laws and regulations could result in, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. Failure to comply could result in fines, penalties, criminal sanctions or injunctions. NEE's rate-regulated subsidiaries expect to seek recovery for compliance costs associated with any new environmental laws and regulations, which recovery for FPL would be through the environmental clause.

In April 2022, a subsidiary of NextEra Energy Resources entered into an agreement with the U.S. Department of Justice (DOJ) to implement an eagle management plan requiring, among other things, certain existing or in development wind sites to apply for eagle "take" permits under the BGEPA. Under the agreement, the DOJ will not prosecute NextEra Energy Resources or its affiliates for any eagle fatalities that have previously occurred, or may occur, at wind facilities operated by NextEra Energy Resources nationwide prior to the earlier of the date such facility obtains a permit or the date that is up to ten years following court approval of the agreement, provided that the NextEra Energy Resources subsidiary remains in compliance with its commitments under the agreement. NextEra Energy Resources voluntarily undertakes adaptive management practices designed to avoid and minimize eagle impacts and continues to believe that the criminal liability provisions of these laws were intended only to apply to hunting, poaching and other intentional activities, and do not apply to accidental collisions with wind turbines or other manufactured items, such as airplanes, locomotives, automobiles and buildings.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS(a)

Name	Age	Position	Effective Date
Deborah H. Caplan	60	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	April 15, 2013
Robert Coffey	59	Executive Vice President, Nuclear Division and Chief Nuclear Officer of NEE Vice President and Chief Nuclear Officer of FPL	June 14, 2021 June 15, 2021
Terrell Kirk Crews II	44	Executive Vice President, Finance and Chief Financial Officer of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	March 1, 2022
Michael H. Dunne	47	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE	January 1, 2023
John W. Ketchum	52	Chairman, President and Chief Executive Officer of NEE Chairman of FPL	July 29, 2022 February 15, 2023
Rebecca J. Kujawa	47	President and Chief Executive Officer of NextEra Energy Resources	March 1, 2022
Mark Lemasney	47	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2023
James M. May	46	Vice President, Controller and Chief Accounting Officer of NEE	March 1, 2019
Armando Pimentel, Jr.	60	President and Chief Executive Officer of FPL	February 15, 2023
Ronald R. Reagan	54	Executive Vice President, Engineering, Construction and Integrated Supply Chain of NEE Vice President, Engineering and Construction of FPL	January 1, 2020 March 1, 2019
Charles E. Sieving	50	Executive Vice President & General Counsel of NEE Executive Vice President of FPL	December 1, 2008 January 1, 2009
______________________
(a)Information is as of February 17, 2023. Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his/her present position for five years or more and his/her employment history is continuous. Mr. Coffey served as Vice President, Nuclear for FPL from May 2019 to June 2021 and was Regional Vice President for FPL's southern fleet from January 2018 to May 2019. Mr. Crews served as Vice President, Business Management of NextEra Energy Resources from March 2019 to February 2022 and was Vice President, Controller and Chief Accounting Officer of NEE from September 2016 until March 2019. Mr. Dunne served as Vice President Finance of NEE from April 2022 to December 2022. He was previously Managing Director, Global Energy & Power Investment Banking for Bank of America from January 2012 to March 2022. Mr. Ketchum served as President and Chief Executive Officer of NEE from March 2022 to July 2022. He previously served as President and Chief Executive Officer of NextEra Energy Resources from March 2019 to February 2022 and Executive Vice President, Finance and Chief Financial Officer of NEE and FPL from March 2016 to February 2019. Ms. Kujawa served as Executive Vice President, Finance and Chief Financial Officer of NEE and FPL from February 2019 to February 2022 and Vice President, Business Management of NextEra Energy Resources from March 2012 to February 2019. Mr. Lemasney served as Vice President of Power Generation Division Engineering and Operations Support Services of NEE from November 2018 to December 2022 and Vice President of NEE Wind and Solar Operations from October 2016 to November 2018. Mr. May served as Controller of NextEra Energy Resources from April 2015 to February 2019. Mr. Pimentel serves as a member of the Board of Directors of Ameriprise Financial, Inc. since September 2022 and previously served as President and Chief Executive Officer of NextEra Energy Resources from October 2011 to March 2019. Mr. Reagan served as Vice President, Engineering and Construction of NEE from November 2018 to December 2019 and Vice President, Integrated Supply Chain of NEE from October 2012 to November 2018.

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

FPL operates as an electric utility and is subject to the jurisdiction of the FPSC over a wide range of business activities, including, among other items, the retail rates charged to its customers through base rates and cost recovery clauses, the terms and conditions of its services, procurement of electricity for its customers and fuel for its plant operations, issuances of securities, and aspects of the siting, planning, construction and operation of its generation plants and transmission and distribution systems for the sale of electric energy. The FPSC has the authority to disallow recovery by FPL of costs that it considers excessive or imprudently incurred, including those incurred to transition to lower carbon emission technology, and to determine the level of return that FPL is permitted to earn on invested capital. The regulatory process, which may be adversely affected by the geopolitical, political, regulatory, operational and economic environment in Florida and elsewhere, limits or could otherwise adversely impact FPL's earnings. The regulatory process also does not provide any assurance as to achievement of authorized or other earnings levels, or that FPL will be permitted to earn an acceptable return on capital investments it wishes to make. NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if any material amount of costs, a return on certain assets or a reasonable return on invested capital cannot be recovered through base rates, cost recovery clauses, other regulatory mechanisms or otherwise. Certain other subsidiaries of NEE are utilities subject to the jurisdiction of their regulators and are subject to similar risks.

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

Any reductions or modifications to, or the elimination of, governmental incentives or policies that support utility scale renewable energy, including, but not limited to, tax laws, policies and incentives, RPS and feed-in-tariffs, or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEE and FPL abandoning the development of renewable energy projects, a loss of investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE and FPL's business, financial condition, results of operations and prospects.

NEE depends heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER and FPL operate or plan to develop and operate renewable energy facilities. The federal government, a majority of state governments in the U.S. and portions of Canada provide incentives, such as tax incentives, RPS or feed-in-tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. The development of renewable energy facilities at acceptable prices has not historically been burdened by actions taken by the U.S. government. However, as a result of budgetary constraints, geopolitical factors, political factors or otherwise, governments from time to time may review their laws and policies that support, or do not overly burden, the development and operation of renewable energy facilities and, instead, consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, such as policies in place to limit certain imports from China and other Southeast Asian countries, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEE and FPL abandoning the development of renewable energy projects, a loss of investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE and FPL's business, financial condition, results of operations and prospects.

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

FPL has limited competition in the Florida market for retail electricity customers and is not subject to a RPS. Any changes in Florida law or regulation, whether through new or modified legislation or regulation or through citizen-approved state constitutional ballot initiatives, which introduce competition in the Florida retail electricity market, such as government incentives that facilitate the installation of solar generation facilities on residential or other rooftops at below cost or that are otherwise subsidized by non-participants, would permit third-party sales of electricity or would mandate the transition to renewable energy at FPL, could have a material adverse effect on FPL's business, financial condition, results of operations and prospects. There can be no assurance that FPL will be able to respond adequately to such regulatory changes, which could have a material adverse effect on FPL's business, financial condition, results of operations and prospects.

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

There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new requirements, stricter or more expansive application of existing environmental laws and regulations, and the addition of species to the endangered species list.

Violations of current or future laws, rules, regulations or other standards could expose NEE and FPL to regulatory and legal proceedings, disputes with, and legal challenges by, governmental entities and third parties, and potentially significant civil fines, criminal penalties and other sanctions, such as restrictions on how NextEra Energy Resources develops, sites and operates wind facilities. These violations could result in, without limitation, litigation regarding property damage, personal injury, common law nuisance and enforcement by citizens or governmental authorities of environmental requirements. For example, one of NextEra Energy Resources' subsidiaries is currently on probation as a result of accidental collisions of eagles into wind turbines at a number of NextEra Energy Resources' wind facilities. If NextEra Energy Resources' subsidiary violates the terms of the probation, or fails to obtain eagle “take” permits under the BGEPA for certain of its wind facilities and additional eagles perish in collisions with facility turbines, NextEra Energy Resources or its subsidiaries may face criminal prosecution under these laws.

NEE's and FPL's business could be negatively affected by federal or state laws or regulations mandating new or additional limits on the production of greenhouse gas emissions.

Federal or state laws or regulations may be adopted that would impose new or additional limits on the emissions of greenhouse gases, including, but not limited to, carbon dioxide and methane, from electric generation units using fuels, such as natural gas. The potential effects of greenhouse gas emission limits on NEE's and FPL's electric generation units are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of greenhouse gas emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, and the range of available compliance alternatives.

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

Allegations of violations of law by FPL or NEE have the potential to result in fines, penalties, or other sanctions or effects, as well as cause reputational damage for FPL and NEE, and could hamper FPL’s and NEE’s effectiveness in interacting with governmental authorities.

FPL’s and NEE’s business and reputation could be adversely affected by allegations that FPL or NEE has violated laws, by any investigations or proceedings that arise from such allegations, or by ultimate determinations of legal violations. For example, media articles have been published that allege, among other things, Florida state and federal campaign finance law violations by FPL. These articles are referenced in a complaint subsequently filed with the Federal Election Commission (FEC) that alleges certain violations of the Federal Election Campaign Act. FPL and NEE cannot guarantee that the FEC complaint process will not ultimately result in a finding that FPL or NEE violated federal campaign finance or other laws, that applicable federal or state governmental authorities may not investigate or take enforcement actions with respect to the allegations or assert that legal violations by FPL or NEE have occurred, or that violations may not ultimately be found by a court of competent jurisdiction or other authorities to have occurred.

In addition, notwithstanding the completion or pendency of any internal review or investigation by FPL or NEE of any allegations of legal violations, including of the allegations regarding campaign finance laws set forth in the media articles or FEC complaint, FPL and NEE cannot provide assurance that any of the foregoing will not result in the imposition of material fines, penalties, or otherwise result in other sanctions or effects on FPL or NEE, or will not have a material adverse impact on the reputation of NEE or FPL or on the effectiveness of their interactions with governmental regulators or other authorities.

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

NEE's and FPL's ability to proceed with projects under development and to complete construction of, and capital improvement projects for, their electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities on schedule and within budget have been, in limited instances, and in the future may be, adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, land owners, governmental entities, environmental groups, Native American and aboriginal groups, lessors, joint venture partners and other third parties, negative publicity, transmission interconnection issues, geopolitical factors, supply chain disruptions, inflation, rising interest rates and other factors. For example, the ability of NEE and FPL to develop solar generation facilities is dependent on the international supply chain for solar panels and associated equipment, and governmental or regulatory actions have caused minor, and could in the future cause material, disruptions in the ability of NEE and FPL to acquire solar panels on time and at acceptable costs. If any development project or construction or capital improvement project is not completed, is delayed or is subject to cost overruns, certain associated costs may not be approved for recovery or otherwise be recoverable through regulatory mechanisms that may be available, and NEE and FPL could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss of tax credits or tax incentives, or delayed or diminished returns, and could be required to write off all or a portion of their investment in the project. Any of these events could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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
•increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes (such as the passage of the IRA); and
•insufficient insurance, warranties or performance guarantees to cover any or all lost revenues or increased expenses from the foregoing.

NEE's and FPL's business, financial condition, results of operations and prospects may be negatively affected by a lack of growth or slower growth in the number of customers or in customer usage.

Growth in customer accounts and growth of customer usage each directly influence the demand for electricity and the need for additional power generation and power delivery facilities, as well as the need for energy-related commodities, such as natural gas. Customer growth and customer usage are affected by a number of factors outside the control of NEE and FPL, such as mandated energy efficiency measures, demand side management requirements, and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation, inflation and the overall level of economic activity. A lack of growth, or a decline, in the number of customers or in customer demand for electricity or natural gas and other fuels may cause NEE and FPL to fail to fully realize the anticipated benefits from significant investments and expenditures and could have a material adverse effect on NEE's and FPL's growth, business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.

Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, droughts, extreme temperatures, icing events and earthquakes, can be destructive and cause power outages and property damage, reduce revenue, affect the availability of fuel and water, and require NEE and FPL to incur additional costs, for example, to restore service and repair damaged facilities, to obtain replacement power, to access available financing sources and to obtain insurance. Furthermore, NEE's and FPL's physical plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, particularly relevant to FPL, a change in sea level. FPL operates in the east and lower west coasts of Florida and in northwest Florida, areas that historically have been prone to severe weather events, such as hurricanes. A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEE and FPL from operating their business in the normal course and could result in any of the adverse consequences described above. Additionally, the actions taken to address the potential for severe weather such as additional winterizing of critical equipment and infrastructure, modifying or alternating plant operations and expanding load shedding options could result in significant increases in costs. Any of the foregoing could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

Threats of terrorism and catastrophic events that could result from geopolitical factors, terrorism, cyberattacks, or individuals and/or groups attempting to disrupt NEE's and FPL's business, or the businesses of third parties, may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL are subject to the potentially adverse operating and financial effects of geopolitical factors, terrorist acts and threats, as well as cyberattacks and other disruptive activities of individuals or groups. There have been cyberattacks and other physical attacks within the energy industry on energy infrastructure such as substations, gas pipelines and related assets in the past and there may be such attacks in the future. NEE's and FPL's generation, transmission and distribution facilities, fuel storage facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or otherwise be materially adversely affected by, such activities.

Geopolitical factors, terrorist acts, cyberattacks or other similar events affecting NEE's and FPL's systems and facilities, or those of third parties on which NEE and FPL rely, could harm NEE's and FPL's business, for example, by limiting their ability to generate, purchase or transmit power, natural gas or other energy-related commodities, by limiting their ability to bill customers and collect and process payments, and by delaying their development and construction of new generation, distribution or transmission facilities or capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues, significant additional costs (for example, to repair assets, implement additional security requirements or maintain or acquire insurance), significant fines and penalties, and reputational damage, could materially adversely affect NEE's and FPL's operations (for example, by contributing to disruption of supplies and markets for natural gas, oil and other fuels), and could impair NEE's and FPL's ability to raise capital (for example, by contributing to financial instability and lower economic activity). In addition, the implementation of security guidelines and measures has resulted in and is expected to continue to result in increased costs. Such events or actions may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. NEE's and FPL's insurance coverage does not provide protection against all significant losses.

Insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to NEE and FPL. The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, including impacts of actual or perceived climate-related events, as well as the financial condition of insurers. If insurance coverage is not available or obtainable on acceptable terms, NEE or FPL may be required to pay costs associated with adverse future events.

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

NEE invests in gas and oil producing and transmission assets through NEER’s gas infrastructure business. The gas infrastructure business is exposed to fluctuating market prices of natural gas, natural gas liquids, oil and other energy commodities. A prolonged period of low gas and oil prices could impact NEER’s gas infrastructure business and cause NEER to delay or cancel certain gas infrastructure projects and could result in certain projects becoming impaired, which could materially adversely affect NEE's business, financial condition, results of operations and prospects.

Natural gas and oil prices are affected by supply and demand, both globally and regionally. Factors that influence supply and demand include operational issues, natural disasters, weather, political instability, conflicts, new discoveries, technological advances, economic conditions and actions by major oil-producing countries. There can be significant volatility in market prices for gas and oil, and price fluctuations could have a material effect on the financial performance of gas and oil producing and transmission assets. For example, in a low gas and oil price environment, NEER would generate less revenue from its gas infrastructure investments in gas and oil producing properties, and as a result certain investments might become less profitable or incur losses. Prolonged periods of low oil and gas prices could also result in the delay or cancellation of oil and gas production and transmission projects, could cause projects to experience lower returns, and could result in certain projects becoming impaired, which could materially adversely affect NEE's business, financial condition, results of operations and prospects.

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

Reductions in the liquidity of energy markets may restrict the ability of NEE to manage its operational risks, which, in turn, could negatively affect NEE's business, financial condition, results of operations and prospects.

NEE is an active participant in energy markets. The liquidity of regional energy markets is an important factor in NEE's ability to manage risks in these operations. Market liquidity is driven in part by the number of active market participants. Liquidity in the energy markets can be adversely affected by price volatility, restrictions on the availability of credit, inflation, rising interest rates and other factors, and any reduction in the liquidity of energy markets could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

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

Subsidiaries of NEE, including FPL, depend upon power transmission and natural gas, nuclear fuel and other commodity transportation facilities, many of which they do not own. Occurrences affecting the operation of these facilities that may or may not be beyond the control of subsidiaries of NEE, including FPL, (such as geopolitical factors, cyber incidents, physical attacks, severe weather or a generation or transmission facility outage, pipeline rupture, or sudden and significant increase or decrease in wind or solar generation) may limit or halt their ability to sell and deliver power and natural gas, or to purchase necessary fuels and other commodities, which could materially adversely impact NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL are subject to credit and performance risk from customers, hedging counterparties and vendors.

NEE and FPL are exposed to risks associated with the creditworthiness and performance of their customers, hedging counterparties and vendors under contracts for the supply of equipment, materials, fuel and other goods and services required for their business operations and for the construction and operation of, and for capital improvements to, their facilities. Adverse conditions in the energy industry or the general economy such as inflation, as well as circumstances of individual customers, hedging counterparties and vendors, may adversely affect the ability of some customers, hedging counterparties and vendors to perform as required under their contracts with NEE and FPL.

If any vendor or hedging or other counterparty fails to fulfill its contractual obligations, NEE and FPL may need to make arrangements with other counterparties or vendors, which could result in material financial losses, higher costs, untimely completion of power generation facilities and other projects, and/or a disruption of their operations. If a defaulting counterparty is in poor financial condition, NEE and FPL may not be able to recover damages for any contract breach.

NEE and FPL could recognize financial losses or a reduction in operating cash flows if a counterparty fails to perform or make payments in accordance with the terms of derivative contracts or if NEE or FPL is required to post margin cash collateral under derivative contracts.

NEE and FPL use derivative instruments, such as swaps, options, futures and forwards, some of which are traded in the OTC markets or on exchanges, to manage their commodity and financial market risks, and for NEE to engage in trading and marketing activities. Any failures by their counterparties to perform or make payments in accordance with the terms of those transactions could have a material adverse effect on NEE's or FPL's business, financial condition, results of operations and prospects. Similarly, any requirement for FPL or NEE to post margin cash collateral under its derivative contracts could have a material adverse effect on its business, financial condition, results of operations and prospects. These risks may be increased during periods of adverse market or economic conditions such as inflation affecting the industry in which NEE and FPL participate.

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

NEE's and FPL's business is highly dependent on their ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex and cross numerous and diverse markets. Due to the size, scope, complexity and geographical reach of NEE's and FPL's business, the development and maintenance of information technology systems to keep track of and process information is critical and challenging. NEE's and FPL's operating systems and facilities may fail to operate properly or become disabled as a result of events that are either within, or wholly or partially outside of, their control, such as operator error, severe weather, geopolitical activities, terrorist activities or cyber incidents. Any such failure or disabling event could materially adversely affect NEE's and FPL's ability to process transactions and provide services, and their business, financial condition, results of operations and prospects.

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

From time to time, political and public sentiment may result in a significant amount of adverse press coverage and other adverse public statements affecting NEE and FPL. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims. Responding to the negative publicity and any resulting investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from NEE's and FPL's business.

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

NEE's and FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, and for other purposes. If planned outages last longer than anticipated or if there are unplanned outages, NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected.

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

Liquidity, Capital Requirements and Common Stock Risks

Disruptions, uncertainty or volatility in the credit and capital markets, among other factors, may negatively affect NEE's and FPL's ability to fund their liquidity and capital needs and to meet their growth objectives, and can also materially adversely affect the business, financial condition, liquidity, results of operations and prospects of NEE and FPL.

NEE and FPL rely on access to capital and credit markets as significant sources of liquidity for capital requirements and other operations requirements that are not satisfied by operating cash flows. Disruptions, uncertainty or volatility in those capital and credit markets, related to, among others, inflation, rising interest rates, geopolitical events, and the planned phase out of the London Inter-Bank Offered Rate or the reform or replacement of other benchmark rates, could increase NEE's and FPL's cost of capital and affect their ability to fund their liquidity and capital needs and to meet their growth objectives. If NEE or FPL is unable to access regularly the capital and credit markets on terms that are reasonable, it may have to delay raising capital, issue shorter-term securities and incur an unfavorable cost of capital, which, in turn, could adversely affect its ability to grow its business, could contribute to lower earnings and reduced financial flexibility, and could have a material adverse effect on its business, financial condition, liquidity, results of operations and prospects.

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

The inability of subsidiaries that have existing project-specific or other financing arrangements to meet the requirements of various agreements relating to those financings, as well as actions by third parties or lenders, could give rise to a project-specific financing default which, if not cured or waived, might result in the specific project, and potentially in some limited instances its parent companies, being required to repay the associated debt or other borrowings earlier than otherwise anticipated, and if such repayment were not made, the lenders or security holders would generally have rights to foreclose against the project assets and related collateral. Such an occurrence also could result in NEE expending additional funds or incurring additional obligations over the shorter term to ensure continuing compliance with project-specific financing arrangements based upon the expectation of improvement in the project's performance or financial returns over the longer term. Any of these actions could materially adversely affect NEE's business, financial condition, liquidity, results of operations and prospects, as well as the availability or terms of future financings for NEE or its subsidiaries.

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

Poor market performance and other economic factors could affect NEE's defined benefit pension plan's funded status, which may materially adversely affect NEE's and FPL's business, financial condition, liquidity, results of operations and prospects.

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

Poor market performance and other economic factors could adversely affect the asset values of NEE's and FPL's nuclear decommissioning funds, which may materially adversely affect NEE's and FPL's business, financial condition, liquidity, results of operations and prospects.

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

Widespread public health crises and epidemics or pandemics may have material adverse impacts on NEE’s and FPL's business, financial condition, liquidity, results of operations and prospects.

NEE and FPL are subject to the impacts of widespread public health crises, epidemics and pandemics, including, but not limited to, impacts on the global, national or local economy, capital and credit markets, NEE's and FPL's workforce, customers and suppliers. There is no assurance that NEE's and FPL's businesses will be able to operate without material adverse impacts depending on the nature of the public health crisis, epidemic or pandemic. The ultimate severity, duration and impact of public health crises, epidemics and pandemics cannot be predicted. Additionally, there is no assurance that vaccines, or other treatments, are or will be widely available or effective, or that the public will be willing to participate, in an effort to contain the spread of disease. Actions taken in response to such crises by federal, state and local government or regulatory agencies may have a material adverse impact on NEE's and FPL's business, financial condition, liquidity, results of operations and prospects.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

See Item 1. Business – FPL and Item 1. Business – NEER for a description of principal properties.

Character of Ownership

Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The majority of FPL's real property is held in fee and is free from other encumbrances, subject to minor exceptions which are not of a nature as to substantially impair the usefulness to FPL of such properties. Some of FPL's electric lines are located on parcels of land which are not owned in fee by FPL but are covered by necessary consents of governmental authorities or rights obtained from owners of private property. Subsidiaries within the NEER segment have ownership interests in entities that own generation facilities, pipeline facilities and transmission assets and a number of those facilities and assets are encumbered by liens securing various financings. Additionally, the majority of NEER's generation facilities, pipeline facilities and transmission lines are located on land under easement, rights-of-way or leased from owners of private property or governmental entities. See Note 7 – FPL and – NEER.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data. All of FPL's common stock is owned by NEE. NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE." As of January 31, 2023, there were 14,619 holders of record of NEE's common stock. The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors. The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant. In February 2023, NEE announced that it would increase its quarterly dividend on its common stock from $0.425 per share to $0.4675 per share.

Issuer Purchases of Equity Securities. Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2022 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/22 – 10/31/22	—	—	—	180,000,000
11/1/22 – 11/30/22	6,819	$82.91	—	180,000,000
12/1/22 – 12/31/22	1,549	$86.21	—	180,000,000
Total	8,368	$83.52	—
______________________
(a)Includes: (1) in November 2022, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. 2021 Long Term Incentive Plan and the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in December 2022, shares of common stock purchased by the trustee of a grantor trust to fund a reinvestment of dividends in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to a former executive officer of deferred retirement share awards.
(b)In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock (180 million shares after giving effect to the four-for-one stock split of NEE common stock effective October 26, 2020) over an unspecified period.

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves approximately 5.8 million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2022 MWh produced on a net generation basis, as well as a world leader in battery storage. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER. Corporate and Other is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries, and may include the net effect of rounding. See Note 16 for additional segment information, including a discussion of a change in segment reporting. The following discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and all comparisons are with the corresponding items in the prior year.

	Net Income (Loss) Attributable to NEE			Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(millions)
FPL(a)	$3,701	$3,206	$2,890	$1.87	$1.63	$1.47
NEER(b)	285	599	531	0.14	0.30	0.27
Corporate and Other(a)	161	(232)	(502)	0.09	(0.12)	(0.26)
NEE	$4,147	$3,573	$2,919	$2.10	$1.81	$1.48
______________________
(a)    FPL's and Corporate and Other's results for 2021 and 2020 were retrospectively adjusted to reflect a segment change. See Note 16.
(b)    NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries.

For the five years ended December 31, 2022, NEE delivered a total shareholder return of approximately 139.3%, above the S&P 500’s 56.9% return, the S&P 500 Utilities' 58.0% return and the Dow Jones U.S. Electricity's 56.9% return. The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2022	2021	2020
		(millions)
Net losses associated with non-qualifying hedge activity(a)	$(696)	$(1,576)	$(649)
Differential membership interests-related – NEER	$(87)	$(98)	$(87)
NEP investment gains, net – NEER	$186	$27	$(94)
Gain on disposal of a business – NEER(b)	$—	$—	$274
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net – NEER	$(324)	$199	$131
Impairment charges related to investment in Mountain Valley Pipeline – NEER(c)	$(674)	$—	$(1,208)
______________________
(a)For 2022, 2021 and 2020, approximately $1,257 million, $1,735 million and $438 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests for a discussion of the sale of two solar generation facilities in Spain (Spain projects).
(c)See Note 4 – Nonrecurring Fair Value Measurements for a discussion of the impairment charges in 2022 and 2020 related to the investment in Mountain Valley Pipeline, LLC (Mountain Valley Pipeline).

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

2022 Summary

Net income attributable to NEE for 2022 was higher than 2021 by $574 million, or $0.29 per share, assuming dilution, due to higher results at FPL and Corporate and Other, partly offset by lower results at NEER.

FPL's net income increased by $495 million in 2022 primarily driven by continued investments in plant in service and other property.

NEER's results decreased in 2022 primarily driven by the impairment charges related to its investment in Mountain Valley Pipeline and unfavorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds compared to favorable changes in 2021, partly offset by favorable non-qualifying hedge activity compared to 2021 and higher gains on disposal of businesses/assets – net. In 2022, NEER added approximately 2,850 MW of new wind generating capacity and 887 MW of solar generating capacity, repowered 239 MW of wind generating capacity and increased its backlog of contracted renewable development projects.

Corporate and Other's results in 2022 increased primarily due to favorable non-qualifying hedge activity.

NEE and its subsidiaries require funds to support and grow their businesses. These funds are primarily provided by cash flows from operations, borrowings or issuances of short- and long-term debt, proceeds from differential membership investors, sales of assets to NEP or third parties and, from time to time, issuances of equity securities. See Liquidity and Capital Resources – Liquidity.

RESULTS OF OPERATIONS

Net income attributable to NEE for 2022 was $4.15 billion compared to $3.57 billion in 2021. In 2022, net income attributable to NEE increased primarily due to higher results at FPL and Corporate and Other, partly offset by lower results at NEER. The comparison of the results of operations for the years ended December 31, 2021 and 2020 are included in Management's Discussion in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2021.

In October 2021, subsidiaries of NextEra Energy Resources completed the sale to a NEP subsidiary of their 100% ownership interests in three wind generation facilities and one solar generation facility with a total generating capacity of 467 MW and 33.3% of the noncontrolling ownership interests in four solar generation facilities and multiple distributed generation solar facilities representing a total net generating capacity of 122 MW. In December 2021, subsidiaries of NextEra Energy Resources sold their 100% ownership interest in a portfolio of seven wind generation facilities and six solar generation facilities representing a total generating capacity of 2,520 MW and 115 MW of battery storage capacity, three of which were under construction and achieved commercial operations in the first quarter of 2022. In September 2022, subsidiaries of NextEra Energy Resources completed the sale to a NEP subsidiary of a 67% controlling ownership interest in a battery storage facility with storage capacity of 230 MW. In December 2022, subsidiaries of NextEra Energy Resources sold (i) a 49% controlling ownership interest in three wind generation facilities and one solar plus battery facility with a total generating capacity of 1,437 MW and 65 MW of battery storage capacity, two of which facilities are currently under construction with expected in service dates in 2023, and (ii) their 100% ownership interest in three wind generation facilities with a total generating capacity of 347 MW to a NEP subsidiary. See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

In March 2021, a wholly owned subsidiary of NEET acquired GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance), which owns and operates three FERC-regulated transmission utilities across six states, five in the Midwest and Nevada. See Note 6 – GridLiance.

In October 2022, a wholly owned subsidiary of NextEra Energy Resources entered into several agreements to acquire 100% of a portfolio of renewable energy projects as well as the related service provider. See Note 6 – RNG Acquisition.

NEE's effective income tax rates for the years ended December 31, 2022 and 2021 were approximately 15% and 11%, respectively. The rates for both years reflect the impact of PTCs and ITCs. See Note 5. In August 2022, the IRA was enacted which significantly expanded tax incentives for clean energy (see Item 1. Business – NEER – Clean Energy and Other Operations – Clean Energy – Policy Incentives for Renewable Energy Projects and Note 5).

On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However, during 2021, FPL continued to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power Company. Effective January 1, 2022, FPL became regulated as one electric ratemaking entity with new unified rates and tariffs, and also became one reportable segment of NEE. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025. As a result, the previous segments known as the FPL segment and Gulf Power are no longer separate reportable segments. See Note 16.

NEE, including FPL, is monitoring solar supply chain disruptions from Southeast Asian locations and is taking steps intended to mitigate potential risks to their solar project development and construction activities. To date, there has been no material impact on NEE's or FPL's operations or financial performance as a result of these activities.

FPL: Results of Operations

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms. FPL’s net income for 2022 and 2021 was $3,701 million and $3,206 million, respectively, representing an increase of $495 million. The increase was primarily driven by higher earnings from investments in plant in service and other property. Such investments grew FPL's average rate base by approximately $5.6 billion in 2022 and reflect, among other things, the addition of the 1,246 MW Dania Beach Clean Energy Center which was placed in service on May 31, 2022, solar generation additions and ongoing transmission and distribution additions.

During 2022, FPL's service area was impacted by Hurricane Ian and Hurricane Nicole, and FPL incurred total recoverable storm restoration costs of approximately $1.3 billion. In January 2023, FPL filed a petition with the FPSC requesting the recovery of eligible storm restoration costs over the storm reserve amount plus an amount to replenish the storm reserve through an interim surcharge. See Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery.

The use of reserve amortization is permitted by the 2021 rate agreement and was also permitted by the 2016 rate agreement. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025 and – Base Rates Effective January 2017 through December 2021 for additional information on these rate agreements. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 and 2016 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. In 2022 and 2021, FPL recorded a one-time reserve amortization adjustment of approximately $114 million, discussed under Depreciation and Amortization Expense below, and reserve amortization of $429 million, respectively. FPL's regulatory ROE for 2022 and for 2021 was approximately 11.74% and 11.60%, respectively.

In December 2021, the FPSC issued a final order approving the 2021 rate agreement which became effective in January 2022 and will remain in effect until at least December 2025, establishes FPL's allowed regulatory ROE, and allows for retail rate base increases in 2022 and 2023. On February 8, 2023, the Florida Supreme Court heard oral argument on the appeal of the FPSC's final order regarding the 2021 rate agreement by Floridians Against Increased Rates, Inc. and, as a group, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida. See Note 1 – Rate Regulation.

During 2022, operating revenues increased $3,180 million primarily related to higher fuel cost recovery revenues as discussed in cost recovery clauses below.

Retail Base

FPL’s retail base revenues for 2022 reflect the 2021 rate agreement and for 2021 reflect the 2016 rate agreement. Retail base revenues increased approximately $898 million during the year ended December 31, 2022 primarily related to new retail base rates under the 2021 rate agreement. Retail revenues were also impacted by an increase of approximately 1.5% in the average usage per retail customer, primarily related to favorable weather when compared to the prior year, and an increase of 1.5% in the average number of customer accounts. See Note 1 – Rate Regulation.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to certain solar, environmental projects, storm protection plan investments and the unamortized balance of the regulatory asset associated with FPL's acquisition of certain generation facilities. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Cost Recovery Clauses. Under-recovery or over-recovery of cost recovery clause and other pass-through costs (deferred clause and franchise expenses and revenues) can significantly affect NEE's and FPL's operating cash flows. The 2022 net under-recovery impacting FPL's operating cash flows was approximately $1,465 million, primarily related to the fuel cost recovery clause.

Fuel cost recovery revenues increased approximately $1,716 million in 2022 primarily as a result of higher fuel and energy prices. The increase in operating revenues in 2022 also reflects higher other revenues of approximately $566 million primarily related to increases in cost recovery clause revenue from storm protection plan and environmental, franchise fees and gross receipts taxes. In 2022 and 2021, cost recovery clauses contributed approximately $261 million and $188 million, respectively, to FPL’s net income. In January 2023, FPL filed with the FPSC to recover approximately $2.1 billion of under-recovered fuel costs incurred in 2022. See Note 1 – Rate Regulation.

Other Items Impacting FPL's Consolidated Statements of Income

Fuel, Purchase Power and Interchange Expense
Fuel, purchased power and interchange expense increased $1,732 million in 2022 primarily related to higher fuel and energy prices.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2022	2021
	(millions)
Reserve amortization recorded under the 2021 and 2016 rate agreements	$—	$(429)
One-time reserve adjustment recorded under the 2021 rate agreement	(114)	—
Other depreciation and amortization recovered under base rates (excluding reserve amortization) and other	2,404	2,340
Depreciation and amortization primarily recovered under cost recovery clauses and securitized storm-recovery cost amortization	405	355
Total	$2,695	$2,266

Depreciation expense increased $429 million during 2022 primarily reflecting the absence of reserve amortization recorded in 2021. In 2022, FPL recorded a one-time reserve amortization adjustment of approximately $114 million as required under the 2021 rate agreement, 50% of which was used to reduce the capital recovery regulatory asset balance and the other 50% to increase the storm reserve regulatory liability. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 and 2016 rate agreements in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets. At December 31, 2022, $1,450 million of reserve amortization remains available under the 2021 rate agreement.

NEER: Results of Operations

NEER owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets in the U.S. and Canada and also includes assets and investments in other businesses with a clean energy focus, such as battery storage and renewable fuels. NEER also provides full energy and capacity requirements services, engages in power and fuel marketing and trading activities, owns, develops, constructs and operates rate-regulated transmission facilities and transmission lines and invests in natural gas, natural gas liquids and oil production and pipeline infrastructure assets. NEER’s net income less net loss attributable to noncontrolling interests for 2022 and 2021 was $285 million and $599 million, respectively, resulting in a decrease in 2022 of $314 million. The primary drivers, on an after-tax basis, of the change are in the following table.

Increase (Decrease) From Prior Period
Year Ended December 31, 2022
(millions)
New investments(a)	$85
Existing clean energy(a)	45
Gas infrastructure(a)	(32)
Customer supply and proprietary power and gas trading(b)	241
NEET(a)	13
Other, including interest expense, corporate general and administrative expenses and other investment income	(106)
Change in non-qualifying hedge activity(c)	478
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	(523)
NEP investment gains, net(c)	159
Impairment charges related to investment in Mountain Valley Pipeline(c)(d)	(674)
Change in net income less net loss attributable to noncontrolling interests	$(314)
______________________
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with PTCs and ITCs for wind, solar and storage projects, as applicable (see Note 1 – Income Taxes and – Sales of Differential Membership Interests and Note 5), but excludes allocation of interest expense and corporate general and administrative expenses. Results from projects, pipelines and rate-regulated transmission facilities and transmission lines are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, are included in existing clean energy, pipeline results are included in gas infrastructure and rate-regulated transmission facilities and transmission lines are included in NEET beginning with the thirteenth month of operation or ownership.
(b)    Excludes allocation of interest expense and corporate general and administrative expenses.
(c)    See Overview – Adjusted Earnings for additional information.
(d)    See Note 4 – Nonrecurring Fair Value Measurements for a discussion of the first quarter 2022 impairment charge related to the investment in Mountain Valley Pipeline.

Customer Supply and Proprietary Power and Gas Trading
In 2022, results from customer supply and proprietary power and gas trading increased primarily due to higher margins.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for 2022 increased $667 million primarily due to:
•net increases in revenues of approximately $382 million from the customer supply, proprietary power and gas trading, and gas infrastructure businesses,
•revenues from new investments of $256 million, and
•higher revenues from existing clean energy assets of $114 million primarily due to higher wind revenues as compared to the prior year which was impacted by severe prolonged winter weather in Texas in February 2021 (February 2021 weather event), partly offset by,
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices ($2,670 million of losses during 2022 compared to $2,510 million of losses for 2021).

Operating Expenses – net
Operating expenses – net for 2022 increased $706 million primarily due to increases of $362 million in O&M expenses, $146 million in depreciation expense and $138 million in fuel, purchased power and interchange expenses. The increases were primarily associated with growth across the NEER businesses, partly offset by lower bad debt expense associated with the February 2021 weather event (see Note 1 – Credit Losses).

Gains on Disposal of Businesses/Assets – net
In 2022, gains on disposal of businesses/assets – net primarily relate to the sale of ownership interests in wind, solar and battery storage projects to NEP and the resolution of a contingency related to the December 2021 sale of ownership interests in wind and solar projects. In 2021, the amount was primarily related to the sales of ownership interests in wind and solar projects to NEP and a third party. See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

Interest Expense
NEER's interest expense for 2022 decreased $239 million primarily reflecting $323 million of favorable impacts related to changes in the fair value of interest rate derivative instruments, partly offset by higher interest expense primarily due to higher debt balances.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $202 million of equity in earnings of equity method investees in 2022 compared to $666 million of equity in earnings of equity method investees for the prior year. The decrease in 2022 primarily reflects an impairment charge related to the investment in Mountain Valley Pipeline of approximately $0.8 billion recorded in the first quarter of 2022 (see Note 4 – Nonrecurring Fair Value Measurements), partly offset by an increase in equity in earnings of NEP recorded in 2022 primarily due to changes in the fair value of interest rate derivative instruments.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds – net
In 2022, the changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to unfavorable market conditions in 2022 compared to the prior year.

Tax Credits, Benefits and Expenses
PTCs from wind and solar projects and ITCs from solar, battery storage and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. Reflected in income taxes in NEE's consolidated statements of income are PTCs totaling approximately $82 million and $90 million and ITCs totaling $126 million and $237 million in 2022 and 2021, respectively. See Note 1 – Income Taxes for a discussion of PTCs and ITCs and Note 5.

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

Corporate and Other's results increased $393 million during 2022 primarily due to favorable after-tax impacts of approximately $402 million, as compared to the prior year, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital (see Note 1 – Rate Regulation regarding FPL's under-recovered fuel costs in 2022 and Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery), capital expenditures (see Note 15 – Commitments), investments in or acquisitions of assets and businesses (see Note 6), payment of maturing debt and related derivative obligations (see Note 13 and Note 3) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt and, from time to time, equity securities, proceeds from differential membership investors and sales of assets to NEP or third parties (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests), consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests in NEP. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The purchases may be made in the open market or in privately negotiated transactions. Any purchases will be made in such quantities, at such prices, in such manner and on such terms and conditions as determined by NEE or its subsidiaries in their discretion, based on factors such as market and business conditions, applicable legal requirements and other factors. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the New York Stock Exchange or to cause the common units to be deregistered with the SEC. As of December 31, 2022, the dollar value of units that may yet be purchased by NEE under this program was $114 million. At December 31, 2022, NEE owned a noncontrolling general partner interest in NEP and beneficially owned approximately 54.4% of NEP’s voting power.

Cash Flows

NEE's sources and uses of cash for 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
	2022	2021	2020
	(millions)
Sources of cash:
Cash flows from operating activities	$8,262	$7,553	$7,983
Issuances of long-term debt, including premiums and discounts	13,856	16,683	12,404
Proceeds from differential membership investors	4,158	2,779	3,522
Sale of independent power and other investments of NEER	1,564	2,761	1,012
Issuances of common stock/equity units – net	1,460	14	—
Net increase in commercial paper and other short-term debt	957	—	—
Payments from related parties under a cash sweep and credit support agreement – net	240	47	—
Proceeds from sale of noncontrolling interests	—	65	501
Other sources – net	89	40	83
Total sources of cash	30,586	29,942	25,505
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(19,283)	(16,077)	(14,610)
Retirements of long-term debt	(4,525)	(9,594)	(6,103)
Net decrease in commercial paper and other short-term debt	—	(426)	(907)
Payments to related parties under a cash sweep and credit support agreement – net	—	—	(2)
Issuances of common stock/equity units – net	—	—	(92)
Dividends	(3,352)	(3,024)	(2,743)
Other uses – net	(1,294)	(1,052)	(590)
Total uses of cash	(28,454)	(30,173)	(25,047)
Effects of currency translation on cash, cash equivalents and restricted cash	(7)	1	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,125	$(230)	$438

For significant financing activity that occurred in February 2023, see Note 13.

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 15 – Commitments for estimated capital expenditures in 2023 through 2027.

The following table provides a summary of capital investments for 2022, 2021 and 2020.

	Years Ended December 31,
	2022	2021	2020
	(millions)
FPL:
Generation:
New	$2,079	$1,046	$1,681
Existing	1,804	1,531	1,266
Transmission and distribution	4,553	4,495	3,536
Nuclear fuel	118	159	203
General and other	581	878	737
Other, primarily change in accrued property additions and exclusion of AFUDC – equity	50	(539)	256
Total	9,185	7,570	7,679
NEER:
Wind	3,481	3,777	3,359
Solar (includes solar plus battery storage projects)	2,869	2,011	1,920
Other clean energy	827	332	168
Nuclear, including nuclear fuel	214	241	125
Natural gas pipelines	236	229	269
Other gas infrastructure	1,215	669	572
Rate-regulated transmission (2021 includes the acquisition of Gridliance, see Note 6 – Gridliance)	431	980	360
Other	372	124	120
Total	9,645	8,363	6,893
Corporate and Other	453	144	38
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$19,283	$16,077	$14,610

Liquidity

At December 31, 2022, NEE's total net available liquidity was approximately $12.5 billion. The table below provides the components of FPL's and NEECH's net available liquidity at December 31, 2022.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)(b)	$3,798	$6,257	$10,055	2023 – 2027	2023 – 2027
Issued letters of credit	(3)	(1,035)	(1,038)
	3,795	5,222	9,017

Bilateral revolving credit facilities(c)	680	2,850	3,530	2023 – 2025	2023 – 2024
Borrowings	—	—	—
	680	2,850	3,530

Letter of credit facilities(d)	—	3,350	3,350		2023 – 2025
Issued letters of credit	—	(2,665)	(2,665)
	—	685	685

Bilateral revolving credit and letter of credit facilities(e)	—	1,000	1,000		2023
Borrowings	—	—	—
Issued letters of credit	—	—	—
	—	1,000	1,000

Subtotal	4,475	9,757	14,232

Cash and cash equivalents	25	1,575	1,600
Commercial paper and other short-term borrowings outstanding	(1,909)	(1,168)	(3,077)
Amounts due to related parties under the CSCS agreement (see Note 8)	—	(298)	(298)
Net available liquidity	$2,591	$9,866	$12,457
______________________
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $2,525 million ($650 million for FPL and $1,875 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,334 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity as well as the repayment of approximately $1,327 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. Approximately $3,130 million of FPL's and $3,844 million of NEECH's syndicated revolving credit facilities expire in 2027, respectively.
(b)    In February 2023, FPL and NEECH updated the capacity and extended the maturity date for a portion of their syndicated credit facilities resulting in total capacity under their syndicated credit facilities of $3,420 million and $10,739 million, respectively, with maturity dates ranging from 2025 – 2028 and 2024 – 2028, respectively.
(c)    Only available for the funding of loans. In February 2023, NEECH reduced its capacity under bilateral revolving credit facilities to $900 million.
(d)    Only available for the issuance of letters of credit.
(e)    Provide for the funding of loans and issuance of letters of credit up to an aggregate total of the amount of each credit facility.

Approximately 75 banks, located globally, participate in FPL’s and NEECH’s revolving credit facilities, with no one bank providing more than 5% of the combined revolving credit facilities. Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under its revolving credit facilities. In order for FPL or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities and, also for NEECH, its letter of credit facilities, FPL, in the case of FPL, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. The FPL and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio. At December 31, 2022, each of NEE and FPL was in compliance with its required ratio.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 8 regarding guarantees of obligations on behalf of NEP subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At December 31, 2022, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements and engineering, procurement and construction agreements, associated with the development, construction and financing of certain power generation facilities and a natural gas pipeline project under construction, as well as a related natural gas transportation agreement. Commitments associated with these activities are included and/or disclosed in the contracts table in Note 15.

In addition, at December 31, 2022, NEE subsidiaries had approximately $5.5 billion in guarantees related to obligations under PPAs, nuclear-related activities, payment obligations related to PTCs, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 4 – Contingent Consideration and Note 15 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At December 31, 2022, these guarantees totaled approximately $636 million and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. At December 31, 2022, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at December 31, 2022) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $3.4 billion.

At December 31, 2022, subsidiaries of NEE also had approximately $5.4 billion of standby letters of credit and approximately $1.1 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Year Ended December 31, 2022
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(16)	$3,848	$20,956
Operating income (loss)	$(339)	$(978)	$4,081
Net income (loss)	$150	$(453)	$3,246
Net income (loss) attributable to NEE/NEECH	$150	$448	$4,147

	December 31, 2022
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$376	$8,087	$13,490
Total noncurrent assets	$2,861	$64,766	$145,445
Total current liabilities	$5,922	$18,840	$26,695
Total noncurrent liabilities	$29,223	$44,724	$82,804
Redeemable noncontrolling interests	$—	$1,110	$1,110
Noncontrolling interests	$—	$9,097	$9,097
______________________
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

Credit Ratings

NEE’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements is dependent on its and its subsidiaries credit ratings. At February 17, 2023, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

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
(c)    Short-term ratings are presented as substantially all bonds outstanding are currently paying a short-term interest rate. At FPL's election, a portion or all of the bonds may be adjusted to a long-term interest rate.

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

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure. However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds. Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock. The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings. At December 31, 2022, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and any other non-junior FPL indebtedness. At December 31, 2022, coverage for the 12 months ended December 31, 2022 would have been approximately 9.4 times the annual interest requirements and approximately 3.9 times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee. At December 31, 2022, FPL could have issued in excess of $33.6 billion of additional first mortgage bonds based on the unfunded property additions and retired first mortgage bonds. At December 31, 2022, no cash was deposited with the mortgage trustee for these purposes.

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

Net periodic pension income is calculated using a number of actuarial assumptions. Those assumptions for the years ended December 31, 2022, 2021 and 2020 include:

	2022	2021	2020
Discount rate	2.87%	2.53%	3.22%
Salary increase	4.90%	4.40%	4.40%
Expected long-term rate of return, net of investment management fees	7.35%	7.35%	7.35%
Weighted-average interest crediting rate	3.79%	3.82%	3.83%

In developing these assumptions, NEE evaluated input, including other qualitative and quantitative factors, from its actuaries and consultants, as well as information available in the marketplace. Discount rates are established using the full yield curve approach. In addition, for the expected long-term rate of return on pension plan assets, NEE considered different models, capital market return assumptions and historical returns for a portfolio with an equity/bond asset mix similar to its pension fund, as well as its pension fund's historical compounded returns. NEE believes that 7.35% has been a reasonable long-term rate of return, net of investment management fees, on its pension plan assets. NEE will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as appropriate.

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

The following table illustrates the effect on net periodic pension income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase (Decrease) in 2022 Net Periodic Pension Income
	Change in Assumption	NEE	FPL
		(millions)
Expected long-term rate of return	0.5%	$25	$17
Discount rate	0.5%	$(4)	$(3)
Salary increase	0.5%	$(3)	$(2)

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

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation. In addition, NEE also makes interest rate and rate of return projections on its investments in determining recommended funding requirements for nuclear decommissioning costs. Periodically, NEE is required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs. For example, an increase of 0.25% in the assumed escalation rates for nuclear decommissioning costs would increase NEE’s AROs at December 31, 2022 by approximately $284 million.

Assumptions and Accounting Approach

FPL – For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are approved by the FPSC. The most recent studies, filed in 2020, reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units at the time of the studies. FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.6 billion, or $2.5 billion expressed in 2022 dollars. The ultimate costs of decommissioning reflect the applications submitted to the NRC for the extension of Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2 licenses for an additional 20 years.

FPL accrues the cost of dismantling its other generation plants over the expected service life of each unit based on studies filed with the FPSC. Unlike nuclear decommissioning, dismantlement costs are not funded. The most recent studies became effective January 1, 2022. At December 31, 2022, FPL’s portion of the ultimate cost to dismantle its other generation units is approximately $2.4 billion, or $1.2 billion expressed in 2022 dollars. The majority of the dismantlement costs are not reported as AROs. FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. Any differences between the amount of the ARO and the amount recorded for ratemaking purposes are reported as a regulatory asset or liability in accordance with regulatory accounting.

The components of FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	Nuclear Decommissioning		Other Generation Plant Dismantlement		Interim Removal Costs and Other		Total
	December 31,		December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
	(millions)
AROs(a)	$1,807	$1,736	$362	$364	$7	$7	$2,176	$2,107
Less capitalized ARO asset net of accumulated depreciation	61	63	40	56	1	1	102	120
Accrued asset removal costs(b)	406	447	179	198	(494)	(156)	91	489
Asset retirement obligation regulatory expense difference(c)	3,515	4,399	(212)	(218)	(18)	(9)	3,285	4,172
Accrued decommissioning, dismantlement and other accrued asset removal costs(d)	$5,667	$6,519	$289	$288	$(506)	$(159)	$5,450	$6,648
______________________
(a)    See Note 11.
(b)    Included in noncurrent regulatory liabilities on NEE’s and FPL’s consolidated balance sheets, except for $532 million and $263 million which are related to interim removal costs and are included in noncurrent regulatory assets as of December 31, 2022 and 2021, respectively. See Note 1 – Rate Regulation.
(c)    Included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets, except for $38 million and $118 million which are related to other generation plant dismantlement and are included in noncurrent regulatory assets as of December 31, 2022 and 2021, respectively.
(d)    Represents total amount accrued for ratemaking purposes.

NEER – NEER records liabilities for the present value of its expected nuclear plant decommissioning costs which are determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning. The liabilities are being accreted using the interest method through the date decommissioning activities are expected to be complete. At December 31, 2022 and 2021, the AROs for decommissioning of NEER’s nuclear plants approximated $604 million and $599 million, respectively. NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.5 billion, or $2.0 billion expressed in 2022 dollars.

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

During 2021 and 2022, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2020	$706	$996	$—	$1,702
Reclassification to realized at settlement of contracts	179	293	(7)	465
Value of contracts acquired	80	9	—	89
Net option premium purchases (issuances)	23	11	—	34
Changes in fair value excluding reclassification to realized	(10)	(2,701)	8	(2,703)
Fair value of contracts outstanding at December 31, 2021	978	(1,392)	1	(413)
Reclassification to realized at settlement of contracts	(355)	1,094	(197)	542
Value of contracts acquired	16	54	—	70
Net option premium purchases (issuances)	146	12	—	158
Changes in fair value excluding reclassification to realized	392	(3,689)	212	(3,085)
Fair value of contracts outstanding at December 31, 2022	1,177	(3,921)	16	(2,728)
Net margin cash collateral paid (received)				980
Total mark-to-market energy contract net assets (liabilities) at December 31, 2022	$1,177	$(3,921)	$16	$(1,748)

NEE’s total mark-to-market energy contract net assets (liabilities) at December 31, 2022 shown above are included on the consolidated balance sheets as follows:

December 31, 2022
(millions)
Current derivative assets	$1,413
Noncurrent derivative assets	1,582
Current derivative liabilities	(2,014)
Noncurrent derivative liabilities	(2,729)
NEE's total mark-to-market energy contract net liabilities	$(1,748)

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2022 were as follows:

	Maturity
	2023	2024	2025	2026	2027	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(463)	$(435)	$(342)	$(163)	$(109)	$38	$(1,474)
Significant other observable inputs	885	769	583	360	248	236	3,081
Significant unobservable inputs	(154)	(132)	(34)	(23)	(21)	(66)	(430)
Total	268	202	207	174	118	208	1,177
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(57)	(74)	(86)	(61)	(25)	(36)	(339)
Significant other observable inputs	(897)	(712)	(482)	(350)	(273)	(435)	(3,149)
Significant unobservable inputs	97	(18)	(11)	(10)	(12)	(479)	(433)
Total	(857)	(804)	(579)	(421)	(310)	(950)	(3,921)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	2	—	2	2	1	—	7
Significant unobservable inputs	7	2	—	—	—	—	9
Total	9	2	2	2	1	—	16
Total sources of fair value	$(580)	$(600)	$(370)	$(245)	$(191)	$(742)	$(2,728)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2021	$—	$17	$17	$1	$148	$148	$1	$149	$149
December 31, 2022	$—	$41	$41	$3	$148	$145	$3	$125	$120
Average for the year ended December 31, 2022	$—	$26	$26	$9	$268	$269	$9	$248	$249
______________________
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $18 million and $9 million at December 31, 2022 and 2021, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,061	$2,061	$2,505	$2,505
Other investments, primarily debt securities	$756	$756	$311	$311
Long-term debt, including current portion	$61,889	$57,892	$52,745	$57,290
Interest rate contracts – net unrealized gains (losses)	$392	$392	$(633)	$(633)
FPL:
Fixed income securities:
Special use funds	$1,572	$1,572	$1,934	$1,934
Other investments – debt securities	$114	$114	$—	$—
Long-term debt, including current portion	$21,002	$19,364	$18,510	$21,379
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

At December 31, 2022, NEE had interest rate contracts with a notional amount of approximately $19.7 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 3.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE’s net liabilities would increase by approximately $2,041 million ($777 million for FPL) at December 31, 2022.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $4,437 million and $5,511 million ($2,905 million and $3,552 million for FPL) at December 31, 2022 and 2021, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At December 31, 2022, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $427 million ($280 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2022, NEE's credit risk exposure associated with its energy marketing and trading counterparties, taking into account collateral and contractual netting rights, totaled approximately $3.6 billion ($95 million for FPL), of which approximately 84% (100% for FPL) was with companies that have investment grade credit ratings. See Notes 1 – Credit Losses and 3.

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

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control – Integrated Framework (2013). Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2022.

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

JOHN W. KETCHUM	TERRELL KIRK CREWS II
John W. Ketchum Chairman, President and Chief Executive Officer of NEE and Chairman of FPL	Terrell Kirk Crews II Executive Vice President, Finance and Chief Financial Officer of NEE and FPL

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer of NEE

ARMANDO PIMENTEL, JR.	KEITH FERGUSON
Armando Pimentel, Jr. President and Chief Executive Officer of FPL	Keith Ferguson Controller of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
NextEra Energy, Inc. and Florida Power & Light Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NEE) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEE and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of NEE and FPL and our report dated February 17, 2023, expressed unqualified opinions on those financial statements.

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
February 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
    NextEra Energy, Inc. and Florida Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NEE) and the related separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2022 and 2021, and NEE's and FPL's related consolidated statements of income and cash flows, NEE's consolidated statements of comprehensive income and equity, and FPL’s consolidated statements of common shareholder’s equity, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEE and the consolidated financial position of FPL as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEE’s and FPL’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2023, expressed unqualified opinions on NEE’s and FPL’s internal control over financial reporting.

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
NEE – Operating Revenue – Unrealized Losses – Refer to Note 3 to the financial statements

Critical Audit Matter Description

NEE enters into complex energy derivatives and transacts in certain markets that are thinly traded, which may result in subjective estimates of fair value that include unobservable inputs. Changes in the derivatives’ fair value for power purchases and sales, fuel sales and trading activities are primarily recognized on a net basis in operating revenues. For the year ended December 31, 2022, unrealized losses associated with Level 3 transactions of $1,162 million are included in operating revenues in the consolidated statement of income of NEE.
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
FPL is subject to rate regulation by the Florida Public Service Commission (the “FPSC”), which has jurisdiction with respect to the rates of electric utility companies. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; fuel expense, operation and maintenance expense; and depreciation expense.

Rates are determined and approved in regulatory proceedings based on an analysis of FPL’s costs to provide utility service and a return on, and recovery of, FPL’s investment in the assets required to deliver utility service. Accounting guidance for FPL’s regulated operations provides that rate-regulated entities report assets and liabilities consistent with the recovery of those incurred costs in rates, if it is probable that such rates will be charged and collected. The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. Future FPSC decisions could impact the accounting for regulated operations, including decisions about the amount of recoverable costs and any refunds that may be required. As a result of this cost-based regulation, FPL follows the accounting guidance that allows regulators to create assets and impose liabilities, based on the probability of future cash flows, that would not be recorded by non-rate regulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.

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
•We assessed the likelihood of (1) recovery of recorded regulatory assets and (2) obligations requiring future reductions in rates by obtaining, reading and evaluating relevant regulatory orders issued by the FPSC to FPL, (including the December 2, 2021 order adopting the stipulation of settlement for FPL's 2021 rate agreement, which became effective on January 1, 2022) and considering regulatory precedents established by the FPSC. We also evaluated such regulatory orders and other publicly available filings made by FPL and compared them to management’s recorded regulatory asset and liability balances for completeness.
•We evaluated FPL's disclosure related to the impacts of rate regulation, including the balances recorded and regulatory developments.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 17, 2023

We have served as NEE’s and FPL’s auditor since 1950.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
OPERATING REVENUES	$20,956	$17,069	$17,997
OPERATING EXPENSES
Fuel, purchased power and interchange	6,389	4,527	3,539
Other operations and maintenance	4,428	3,981	3,934
Depreciation and amortization	4,503	3,924	4,052
Taxes other than income taxes and other – net	2,077	1,801	1,709
Total operating expenses – net	17,397	14,233	13,234
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	522	77	353
OPERATING INCOME	4,081	2,913	5,116
OTHER INCOME (DEDUCTIONS)
Interest expense	(585)	(1,270)	(1,950)
Equity in earnings (losses) of equity method investees	203	666	(1,351)
Allowance for equity funds used during construction	112	142	93
Gains on disposal of investments and other property – net	80	70	50
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	(461)	267	163
Other net periodic benefit income	202	257	200
Other – net	200	130	92
Total other income (deductions) – net	(249)	262	(2,703)
INCOME BEFORE INCOME TAXES	3,832	3,175	2,413
INCOME TAXES	586	348	44
NET INCOME	3,246	2,827	2,369
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	901	746	550
NET INCOME ATTRIBUTABLE TO NEE	$4,147	$3,573	$2,919
Earnings per share attributable to NEE:
Basic	$2.10	$1.82	$1.49
Assuming dilution	$2.10	$1.81	$1.48

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2022	2021	2020
NET INCOME	$3,246	$2,827	$2,369
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $2 tax benefit, $2 tax benefit and $4 tax benefit, respectively)	6	6	12
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $29 tax benefit, $4 tax benefit and $4 tax expense, respectively)	(84)	(11)	12
Reclassification from accumulated other comprehensive income (loss) to net income (net of $3 tax benefit, $2 tax expense and $1 tax expense, respectively)	10	(4)	(3)
Defined benefit pension and other benefits plans:
Net unrealized gain (loss) and unrecognized prior service benefit (cost) (net of $41 tax benefit, $30 tax expense and $11 tax expense, respectively)	(133)	95	37
Reclassification from accumulated other comprehensive income (loss) to net income (net of $2 tax benefit, $1 tax benefit and $1 tax benefit, respectively)	7	5	2
Net unrealized gains (losses) on foreign currency translation	(44)	(1)	13
Other comprehensive income related to equity method investees (net of $0 tax expense, $1 tax expense and $1 tax expense, respectively)	1	1	1
Total other comprehensive income (loss), net of tax	(237)	91	74
IMPACT OF DISPOSAL OF A BUSINESS (NET OF $19 TAX BENEFIT)	—	—	10
COMPREHENSIVE INCOME	3,009	2,918	2,453
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	920	747	543
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$3,929	$3,665	$2,996

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,601	$639
Customer receivables, net of allowances of $54 and $35, respectively	4,349	3,378
Other receivables	744	730
Materials, supplies and fuel inventory	1,934	1,561
Regulatory assets	2,165	1,125
Derivatives	1,590	689
Other	1,107	1,166
Total current assets	13,490	9,288
Other assets:
Property, plant and equipment – net ($22,927 and $20,521 related to VIEs, respectively)	111,059	99,348
Special use funds	7,496	8,922
Investment in equity method investees	6,582	6,159
Prepaid benefit costs	1,832	2,243
Regulatory assets	5,992	4,578
Derivatives	1,935	1,135
Goodwill	4,854	4,844
Other	5,695	4,395
Total other assets	145,445	131,624
TOTAL ASSETS	$158,935	$140,912
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$1,709	$1,382
Other short-term debt	1,368	700
Current portion of long-term debt ($61 and $58 related to VIEs, respectively)	6,633	1,785
Accounts payable ($1,250 and $752 related to VIEs, respectively)	8,312	6,935
Customer deposits	560	485
Accrued interest and taxes	719	525
Derivatives	2,102	1,263
Accrued construction-related expenditures	1,760	1,378
Regulatory liabilities	350	289
Other	3,182	2,695
Total current liabilities	26,695	17,437
Other liabilities and deferred credits:
Long-term debt ($1,108 and $1,125 related to VIEs, respectively)	55,256	50,960
Asset retirement obligations	3,245	3,082
Deferred income taxes	9,072	8,310
Regulatory liabilities	9,626	11,273
Derivatives	2,909	1,713
Other	2,696	2,468
Total other liabilities and deferred credits	82,804	77,806
TOTAL LIABILITIES	109,499	95,243
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIEs	1,110	245
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 1,987 and 1,963, respectively)	20	20
Additional paid-in capital	12,720	11,271
Retained earnings	26,707	25,911
Accumulated other comprehensive loss	(218)	—
Total common shareholders' equity	39,229	37,202
Noncontrolling interests ($9,092 and $8,217 related to VIEs, respectively)	9,097	8,222
TOTAL EQUITY	48,326	45,424
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$158,935	$140,912

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,246	$2,827	$2,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,503	3,924	4,052
Nuclear fuel and other amortization	287	290	263
Unrealized losses on marked to market derivative contracts – net	1,378	2,005	533
Unrealized losses (gains) on equity securities held in NEER's nuclear decommissioning funds – net	461	(267)	(163)
Foreign currency transaction losses (gains)	(104)	(94)	45
Deferred income taxes	534	436	(78)
Cost recovery clauses and franchise fees	(1,465)	(599)	(121)
Equity in losses (earnings) of equity method investees	(203)	(666)	1,351
Distributions of earnings from equity method investees	541	526	456
Gains on disposal of businesses, assets and investments – net	(602)	(146)	(403)
Recoverable storm-related costs	(811)	(138)	(69)
Other – net	85	(59)	352
Changes in operating assets and liabilities:
Current assets	(1,340)	(1,267)	(364)
Noncurrent assets	(89)	(324)	(234)
Current liabilities	1,702	1,053	(6)
Noncurrent liabilities	139	52	—
Net cash provided by operating activities	8,262	7,553	7,983
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(9,067)	(7,408)	(7,489)
Independent power and other investments of NEER	(9,541)	(8,247)	(6,851)
Nuclear fuel purchases	(223)	(275)	(245)
Other capital expenditures	(452)	(147)	(25)
Sale of independent power and other investments of NEER	1,564	2,761	1,012
Proceeds from sale or maturity of securities in special use funds and other investments	3,857	4,995	3,916
Purchases of securities in special use funds and other investments	(4,586)	(5,310)	(4,100)
Other – net	89	40	83
Net cash used in investing activities	(18,359)	(13,591)	(13,699)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	13,856	16,683	12,404
Retirements of long-term debt	(4,525)	(9,594)	(6,103)
Proceeds from differential membership investors	4,158	2,779	3,522
Net change in commercial paper	327	(169)	(965)
Proceeds from other short-term debt	1,755	—	2,158
Repayments of other short-term debt	(1,125)	(257)	(2,100)
Payments from (to) related parties under a cash sweep and credit support agreement – net	240	47	(2)
Issuances of common stock/equity units – net	1,460	14	(92)
Proceeds from sale of noncontrolling interests	—	65	501
Dividends on common stock	(3,352)	(3,024)	(2,743)
Other – net	(565)	(737)	(406)
Net cash provided by financing activities	12,229	5,807	6,174
Effects of currency translation on cash, cash equivalents and restricted cash	(7)	1	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,125	(230)	438
Cash, cash equivalents and restricted cash at beginning of year	1,316	1,546	1,108
Cash, cash equivalents and restricted cash at end of year	$3,441	$1,316	$1,546
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,375	$1,323	$1,432
Cash paid (received) for income taxes – net	$(32)	$(69)	$235
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$6,005	$4,995	$4,445
Decrease in property, plant and equipment – net and contract liabilities (2022 activity, see Note 1)	$668	$155	$—
Right-of-use asset in exchange for finance lease liability	$204	$120	$90
Increase in property, plant and equipment related to an acquisition	$—	$—	$68
Decrease in joint venture investments related to an acquisition	$—	$—	$145

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	Aggregate Par Value
Balances, December 31, 2019	1,956	$20	$11,955	$(169)	$25,199	$37,005	$4,355	$41,360	$487
Net income (loss)	—	—	—	—	2,919	2,919	(546)		(4)
Issuances of common stock/equity units – net	—	—	(92)	—	—	(92)	—		—
Share-based payment activity	4	—	153	—	—	153	—		—
Dividends on common stock(a)	—	—	—	—	(2,743)	(2,743)	—		—
Other comprehensive income	—	—	—	67	—	67	7		—
Impact of disposal of business	—	—	—	10	—	10	—		—
Adoption of accounting standards update (b)	—	—	—	—	(11)	(11)	—		—
Premium on equity units	—	—	(587)	—	—	(587)	—		—
Other differential membership interest activity	—	—	(36)	—	—	(36)	3,809		(483)
Sale of noncontrolling interests	—	—	(169)	—	—	(169)	689		—
Other	—	—	(2)	—	(1)	(3)	102		—
Balances, December 31, 2020	1,960	20	11,222	(92)	25,363	36,513	8,416	$44,929	—
Net income (loss)	—	—	—	—	3,573	3,573	(748)		2
Share-based payment activity	3	—	132	—	—	132	—		—
Dividends on common stock(a)	—	—	—	—	(3,024)	(3,024)	—		—
Other comprehensive income (loss)	—	—	—	92	—	92	(1)		—
Other differential membership interests activity(c)	—	—	(26)	—	—	(26)	363		243
Other	—	—	(57)	—	(1)	(58)	192		—
Balances, December 31, 2021	1,963	20	11,271	—	25,911	37,202	8,222	$45,424	245
Net income (loss)	—	—	—	—	4,147	4,147	(909)		8
Issuances of common stock/equity units – net	22	—	1,446	—	—	1,446	—		—
Share-based payment activity	2	—	171	—	—	171	—		—
Dividends on common stock(a)	—	—	—	—	(3,352)	(3,352)	—		—
Other comprehensive loss	—	—	—	(218)	—	(218)	(19)		—
Premium on equity units	—	—	(127)	—	—	(127)	—		—
Other differential membership interests activity	—	—	(39)	—	—	(39)	3,131		859
Disposal of subsidiaries with noncontrolling interests(c)	—	—	—	—	—	—	(1,494)		—
Other	—	—	(2)	—	1	(1)	166		(2)
Balances, December 31, 2022	1,987	$20	$12,720	$(218)	$26,707	$39,229	$9,097	$48,326	$1,110
_________________________
(a)Dividends per share were $1.70, $1.54 and $1.40 for the years ended December 31, 2022, 2021 and 2020, respectively.
(b)See Note 1 – Measurement of Credit Losses on Financial Instruments.
(c)See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2022	2021	2020
OPERATING REVENUES	$17,282	$14,102	$13,060
OPERATING EXPENSES
Fuel, purchased power and interchange	5,688	3,956	3,060
Other operations and maintenance	1,857	1,831	1,890
Depreciation and amortization	2,695	2,266	2,526
Taxes other than income taxes and other – net	1,748	1,533	1,464
Total operating expenses – net	11,988	9,586	8,940
OPERATING INCOME	5,294	4,516	4,120
OTHER INCOME (DEDUCTIONS)
Interest expense	(768)	(615)	(641)
Allowance for equity funds used during construction	105	132	87
Other – net	17	11	2
Total other deductions – net	(646)	(472)	(552)
INCOME BEFORE INCOME TAXES	4,648	4,044	3,568
INCOME TAXES	947	838	678
NET INCOME(a)	$3,701	$3,206	$2,890
______________________
(a)FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$25	$55
Customer receivables, net of allowances of $7 and $11, respectively	1,739	1,297
Other receivables	332	350
Materials, supplies and fuel inventory	1,159	963
Regulatory assets	2,155	1,111
Other	143	142
Total current assets	5,553	3,918
Other assets:
Electric utility plant and other property – net	64,693	58,227
Special use funds	5,221	6,158
Prepaid benefit costs	1,732	1,657
Regulatory assets	5,484	4,343
Goodwill	2,989	2,989
Other	887	775
Total other assets	81,006	74,149
TOTAL ASSETS	$86,559	$78,067
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$1,709	$1,382
Other short-term debt	200	200
Current portion of long-term debt	1,547	536
Accounts payable	1,377	1,318
Customer deposits	543	478
Accrued interest and taxes	362	322
Accrued construction-related expenditures	559	601
Regulatory liabilities	349	278
Other	1,197	643
Total current liabilities	7,843	5,758
Other liabilities and deferred credits:
Long-term debt	19,455	17,974
Asset retirement obligations	2,108	2,049
Deferred income taxes	8,376	7,137
Regulatory liabilities	9,458	11,053
Other	399	502
Total other liabilities and deferred credits	39,796	38,715
TOTAL LIABILITIES	47,639	44,473
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	23,561	19,936
Retained earnings	13,986	12,285
TOTAL EQUITY	38,920	33,594
TOTAL LIABILITIES AND EQUITY	$86,559	$78,067

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,701	$3,206	$2,890
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,695	2,266	2,526
Nuclear fuel and other amortization	177	174	167
Deferred income taxes	942	752	629
Cost recovery clauses and franchise fees	(1,465)	(599)	(121)
Recoverable storm-related costs	(811)	(138)	(69)
Other – net	16	(157)	35
Changes in operating assets and liabilities:
Current assets	(534)	(49)	(164)
Noncurrent assets	(73)	(114)	(77)
Current liabilities	175	20	31
Noncurrent liabilities	71	(3)	(31)
Net cash provided by operating activities	4,894	5,358	5,816
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,067)	(7,411)	(7,476)
Nuclear fuel purchases	(118)	(159)	(203)
Proceeds from sale or maturity of securities in special use funds	2,437	3,308	2,488
Purchases of securities in special use funds	(2,607)	(3,394)	(2,567)
Other – net	(3)	15	65
Net cash used in investing activities	(9,358)	(7,641)	(7,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	2,942	2,588	3,003
Retirements of long-term debt	(441)	(1,304)	(1,603)
Net change in commercial paper	327	(169)	(123)
Capital contributions from NEE	3,625	1,700	2,750
Dividends to NEE	(2,000)	(540)	(2,210)
Other – net	(39)	(44)	(44)
Net cash provided by financing activities	4,414	2,231	1,773
Net decrease in cash, cash equivalents and restricted cash	(50)	(52)	(104)
Cash, cash equivalents and restricted cash at beginning of year	108	160	264
Cash, cash equivalents and restricted cash at end of year	$58	$108	$160
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$707	$586	$620
Cash paid (received) for income taxes – net	$22	$(1)	$105
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,024	$1,107	$698
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2019	$1,373	$15,485	$8,939	$25,797
Net income	—	—	2,890
Capital contributions from NEE	—	2,750	—
Dividends to NEE	—	—	(2,210)
Other	—	1	—
Balances, December 31, 2020	1,373	18,236	9,619	$29,228
Net income	—	—	3,206
Capital contributions from NEE	—	1,700	—
Dividends to NEE	—	—	(540)
Balances, December 31, 2021	1,373	19,936	12,285	$33,594
Net income	—	—	3,701
Capital contributions from NEE	—	3,625	—
Dividends to NEE	—	—	(2,000)
Balances, December 31, 2022	$1,373	$23,561	$13,986	$38,920

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The operations of NextEra Energy, Inc. (NEE) are conducted primarily through Florida Power & Light Company (FPL), a wholly owned subsidiary, and NextEra Energy Resources, LLC (NextEra Energy Resources) and NextEra Energy Transmission, LLC (NEET) (collectively, NEER), wholly owned indirect subsidiaries that are combined for segment reporting purposes. On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However during 2021, FPL continued to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power. Effective January 1, 2022, FPL became regulated as one electric ratemaking entity with new unified rates and tariffs, and also became one reportable segment of NEE (see Rate Regulation – Base Rates Effective January 2022 through December 2025 below). As a result, the previous segments known as the FPL segment and Gulf Power are no longer separate reportable segments. See Note 16.

FPL's principal business is a rate-regulated electric utility which supplies electric service to approximately 5.8 million customer accounts throughout most of the east and lower west coasts of Florida and eight counties throughout northwest Florida. NEER invests in independent power projects through both controlled and consolidated entities and noncontrolling ownership interests in joint ventures. NEER participates in natural gas, natural gas liquids and oil production primarily through operating and non-operating ownership interests and in pipeline infrastructure through either wholly owned subsidiaries or noncontrolling or joint venture interests. NEER also invests in rate-regulated transmission facilities and transmission lines that connect its electric generation facilities to the electric grid through controlled and consolidated entities.

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

NextEra Energy Partners, LP (NEP) was formed in 2014 to acquire, manage and own contracted clean energy projects with stable long-term cash flows through a limited partner interest in NextEra Energy Operating Partners, LP (NEP OpCo). NEP owns or has an ownership interest in a portfolio of wind, solar and solar plus battery storage projects and long-term contracted natural gas pipelines. NEE owns a noncontrolling interest in NEP, accounts for its ownership interest in NEP as an equity method investment with its earnings/losses from NEP as equity in earnings (losses) of equity method investees and accounts for NextEra Energy Resources' project sales to NEP as third-party sales in its consolidated financial statements. NEER operates essentially all of the energy projects owned by NEP and provides services to NEP under various related party operations and maintenance, administrative and management services agreements.

Operating Revenues – FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers as further discussed in Note 2, as well as, at NEER, derivative and lease transactions. FPL's operating revenues include amounts resulting from base rates, cost recovery clauses (see Rate Regulation below), franchise fees, gross receipts taxes and surcharges related to storms (see Storm Funds, Storm Reserves and Storm Cost Recovery below). Franchise fees and gross receipts taxes are imposed on FPL; however, the Florida Public Service Commission (FPSC) allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise fee for those customers located in the jurisdiction that imposes the amount. Accordingly, FPL's franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $1,035 million, $852 million and $800 million in 2022, 2021 and 2020, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets. Certain NEER commodity contracts for the purchase and sale of power that meet the definition of a derivative are recorded at fair value with subsequent changes in fair value recognized as revenue. See Energy Trading below and Note 3.

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

NEE's and FPL's regulatory assets and liabilities are as follows:

	NEE			FPL
	December 31,			December 31,
	2022		2021	2022		2021
	(millions)
Regulatory assets:
Current:
Early retirement of generation facilities and transmission assets(a)	$145		$140	$145		$140
Acquisition of purchased power agreements(b)	141		141	141		141
Deferred clause and franchise expenses	919	(c)	698	919	(c)	698
Storm restoration costs	911	(d)	92	911	(d)	92
Other	49		54	39		40
Total	$2,165		$1,125	$2,155		$1,111
Noncurrent:
Early retirement of generation facilities and transmission assets(a)	$2,026		$2,233	$2,026		$2,233
Acquisition of purchased power agreements(b)	191		332	191		332
Deferred clause expenses	1,227	(c)	17	1,227	(c)	17
Storm restoration costs	326	(d)	150	326	(d)	150
Accrued asset removal costs(e)	532		263	532		263
Other	1,690		1,583	1,182		1,348
Total	$5,992		$4,578	$5,484		$4,343
Regulatory liabilities:
Current:
Deferred clause revenues	$339		$274	$339		$274
Other	11		15	10		4
Total	$350		$289	$349		$278
Noncurrent:
Asset retirement obligation regulatory expense difference	$3,323		$4,290	$3,323		$4,290
Accrued asset removal costs(e)	658		782	623		752
Deferred taxes	4,233		4,561	4,129		4,457
Other	1,412		1,640	1,383		1,554
Total	$9,626		$11,273	$9,458		$11,053
______________________
(a)The majority of these regulatory assets are being amortized over 20 years.
(b)The majority of these regulatory assets are being amortized over approximately 9 years.
(c)The majority of these regulatory assets are expected to be amortized over 21 months beginning April 2023. See below regarding the 2022 fuel under-recovery.
(d)The majority of these regulatory assets are expected to be amortized over 12 months beginning April 2023. See Storm Funds, Storm Reserves and Storm Cost Recovery below.
(e)See Electric Plant, Depreciation and Amortization below.

Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through various clauses, include substantially all fuel, purchased power and interchange expense, costs associated with an FPSC-approved transmission and distribution storm protection plan, certain costs associated with the acquisition and retirement of several electric generation facilities, certain construction-related costs for certain of FPL's solar generation facilities, and conservation and certain environmental-related costs. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net under-recovery or over-recovery. Any under-recovered costs or over-recovered revenues are collected from or returned to customers in subsequent periods. In January 2023, FPL filed a petition with the FPSC requesting recovery of its 2022 fuel under-recovery of approximately $2.1 billion (included in current deferred clause and franchise expenses and noncurrent deferred clause expenses above) over 21 months beginning April 2023. As a result of natural gas prices currently being lower than originally projected for 2023, FPL

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also requested a $1.0 billion mid-course correction to reduce the 2023 levelized fuel charges to customers that would go into effect beginning April 2023. An FPSC decision is expected in March 2023.

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

Key elements of the 2021 rate agreement, which is effective from January 2022 through at least December 2025, include, among other things, the following:
•New retail base rates and charges were established for the combined utility system (including the former Gulf Power Company service area) resulting in the following increases in annualized retail base revenues:
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
•FPL's authorized regulatory return on common equity (ROE) was 10.60%, with a range of 9.70% to 11.70%. However, in the event the average 30-year U.S. Treasury rate was 2.49% or greater over a consecutive six-month period, FPL was authorized to increase the regulatory ROE to 10.80% with a range of 9.80% to 11.80%. During August 2022, this provision was triggered and effective September 1, 2022, FPL's authorized regulatory ROE and ROE range were increased. The revised authorized regulatory ROE will have only a minimal impact to base rates. If FPL's earned regulatory ROE falls below 9.80%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.80%, any party with standing may seek a review of FPL's retail base rates.
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
•FPL is authorized to expand SolarTogether™, a voluntary community solar program that gives FPL electric customers an opportunity to participate directly in the expansion of solar energy where participants pay a fixed monthly subscription charge and receive credits on their related monthly customer bill, by constructing an additional 1,788 MW of solar generation from 2022 through 2025, such that the total capacity of SolarTogether™ would be 3,278 MW.
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
•If federal or state permanent corporate income tax changes become effective during the term of the 2021 rate agreement, FPL will prospectively adjust base rates after a review by the FPSC. As a result of the enactment of the Inflation Reduction Act (IRA) (see Note 5), FPL's customers are expected to save approximately $400 million over the remaining term of the 2021 rate agreement which includes a $36 million one-time refund made in January 2023.

On February 8, 2023, the Florida Supreme Court heard oral argument on the appeal of the FPSC's final order regarding the 2021 rate agreement by Floridians Against Increased Rates, Inc. and, as a group, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida (collectively, the appellants). The appellants argue that the FPSC lacked authority to approve certain aspects of FPL's 2021 rate agreement, that the final order fails to address certain contested issues and that certain of the FPSC's findings in its final order were not adequately analyzed or supported by evidence and have requested that the final order be reversed or remanded. FPL believes that the FPSC’s decision should not be reversed or remanded by the Florida Supreme Court, because, among other things, the FPSC acted within its statutory authority in approving the 2021 rate agreement and the FPSC’s public-interest findings are supported by competent, substantial evidence in the record. A ruling by the Florida Supreme Court is pending.

Base Rates Effective January 2017 through December 2021 – From January 2017 to December 2021, FPL operated under a base rate agreement (2016 rate agreement) that provided for, among other things, a regulatory ROE of 10.55%, with a range of 9.60% to 11.60% and, subject to certain conditions, the right to reduce depreciation expense up to $1.25 billion (reserve), provided that in any year of the 2016 rate agreement FPL was required to amortize enough reserve to maintain an earned regulatory ROE within the range of 9.60% to 11.60%.

Electric Plant, Depreciation and Amortization – The cost of additions to units of property of FPL and NEER is added to electric plant in service and other property. In accordance with regulatory accounting, the cost of FPL's units of utility property retired,

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

less estimated net salvage value, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. The American Recovery and Reinvestment Act of 2009, as amended, provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property). Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. At December 31, 2022 and 2021, convertible ITCs, net of amortization, were approximately $693 million ($111 million at FPL) and $755 million ($116 million at FPL).

Depreciation of FPL's electric property is provided on a straight-line basis, primarily over its average remaining useful life. FPL includes in depreciation expense a provision for electric generation plant dismantlement, interim asset removal costs, accretion related to asset retirement obligations (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below) and storm recovery amortization. For substantially all of FPL's property, depreciation studies are performed periodically and filed with the FPSC which result in updated depreciation rates. As part of the 2021 rate agreement, the FPSC approved new unified depreciation rates which became effective January 1, 2022. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets. FPL files a twelve-month forecast with the FPSC each year which contains a regulatory ROE intended to be earned based on the best information FPL has at that time assuming normal weather. This forecast establishes a targeted regulatory ROE. In order to earn the targeted regulatory ROE in each reporting period subject to the conditions of the effective rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization or its reversal to earn the targeted regulatory ROE. See Rate Regulation – Base Rates Effective January 2022 through December 2025 above.

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

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of the related asset or sale of development rights. At December 31, 2022 and 2021, NEER's capitalized development costs totaled approximately $1,027 million and $831 million, respectively, which are included in noncurrent other assets on NEE's consolidated balance sheets. These costs include land rights and other third-party costs directly associated with the development of a new project. Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost. Capitalized development costs are charged to O&M expenses when it is probable that these costs will not be realized.

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

For NEE's rate-regulated operations, including FPL, the asset retirement cost is allocated to a regulatory liability or regulatory asset using a systematic and rational method over the asset's estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the ARO and a decrease in the regulatory liability or regulatory asset. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the ARO and asset retirement cost, or regulatory liability when asset retirement cost is depleted.

For NEE's non-rate regulated operations, the asset retirement cost is allocated to expense using a systematic and rational method over the asset's estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in NEE's consolidated statements of income. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when asset retirement cost is depleted.

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

Nuclear decommissioning studies are performed at least every five years and are filed with the FPSC for approval. FPL filed updated nuclear decommissioning studies with the FPSC in December 2020. These studies reflect, among other things, the expiration dates of the operating licenses for FPL's nuclear units at the time of the studies. The 2020 studies provide for the dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2052 and 2053, respectively, however, in 2022, the U.S. Nuclear Regulatory Commission (NRC) amended Turkey Point Units Nos. 3 and 4 license renewals by removing the 20 additional years of operation reflected in the studies. FPL filed a site-specific environmental impact statement with the NRC related to the previously approved 20-year renewal application for both Turkey Point operating licenses. Approval of the additional 20 years of operations is pending. The studies filed in 2020 also provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the dismantlement of St. Lucie Unit No. 2 in 2043. These studies also assume that FPL will be storing spent fuel on site pending removal to a United States (U.S.) government facility. FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, is estimated to be approximately $9.6 billion, or $2.5 billion expressed in 2022 dollars. The ultimate costs of decommissioning reflect the applications submitted to the NRC for the extension of Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2 licenses for an additional 20 years.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily carried at fair value. See Note 4. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses and estimated credit losses on debt securities, are not recognized in income and are reflected as a corresponding offset in the related regulatory asset or liability accounts. FPL does not currently make contributions to the decommissioning funds, other than the reinvestment of fund earnings. During 2022, 2021 and 2020 fund earnings on decommissioning funds were approximately $58 million, $173 million and $132 million, respectively. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

Other generation plant dismantlement studies are performed periodically and are submitted to the FPSC for approval. Previously approved studies were effective from January 1, 2017 through December 2021 and resulted in an annual expense of $26 million which is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income. As part of the 2021 rate agreement, the FPSC approved a new annual expense of $48 million based on FPL's updated dismantlement studies which became effective January 1, 2022. At December 31, 2022, FPL's portion of the ultimate cost to dismantle its other generation units is approximately $2.4 billion, or $1.2 billion expressed in 2022 dollars.

NEER's AROs primarily include nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) and dismantlement liabilities for its wind and solar facilities. The liabilities are being accreted using the interest method through the date decommissioning or dismantlement

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

activities are expected to be complete. See Note 11. At December 31, 2022 and 2021, NEER's ARO was approximately $1.2 billion and $1.1 billion, respectively, and was primarily determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning or dismantlement. NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.5 billion, or $2.0 billion expressed in 2022 dollars. The ultimate cost to dismantle NEER's wind and solar facilities is estimated to be approximately $2.5 billion.

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

Restricted Cash – At December 31, 2022 and 2021, NEE had approximately $1,840 million ($33 million for FPL) and $677 million ($53 million for FPL), respectively, of restricted cash, which is included in current other assets on NEE's and FPL's consolidated balance sheets. Restricted cash is primarily related to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $7 million is netted against derivative assets and $1,541 million is netted against derivative liabilities at December 31, 2022 and $121 million is netted against derivative assets and $172 million is netted against derivative liabilities at December 31, 2021. See Note 3.

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

For the years ended December 31, 2022, 2021 and 2020, NEE recorded approximately $113 million, $146 million and $94 million of bad debt expense, including credit losses, respectively, which are included in O&M expenses in NEE’s consolidated statements of income. The amounts recorded in 2021 primarily relate to credit losses at NEER driven by the operational and energy market impacts of severe prolonged winter weather in Texas in February 2021 (February 2021 weather event). The estimate for credit losses related to the impacts of the February 2021 weather event was developed based on NEE’s assessment of the ultimate collectability of these receivables. At December 31, 2021, approximately $127 million of allowances were included in noncurrent other assets on NEE's consolidated balance sheet related to the February 2021 weather event. During 2022, the net receivable was settled.

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

Storm Funds, Storm Reserves and Storm Cost Recovery – The storm funds provide coverage toward FPL's storm damage costs. Marketable securities held in the storm funds are carried at fair value. See Note 4. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses, are not recognized in income and are reflected as a corresponding adjustment to the storm reserve. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes. The storm funds are included in special use funds and the storm reserves in noncurrent regulatory liabilities, or in the case of a deficit, in regulatory assets on NEE's and FPL's consolidated balance sheets.

During 2022, FPL’s service area was impacted by Hurricane Ian in September and Hurricane Nicole in November which resulted in total recoverable storm restoration costs of approximately $1.3 billion. Prior to Hurricane Ian, FPL’s storm reserve had a balance of approximately $220 million. At December 31, 2022, the recoverable storm restoration costs associated with Hurricane Ian and Hurricane Nicole exceeded the balance of the storm reserve by approximately $1.1 billion. This deficit has been recorded by FPL as current and noncurrent regulatory assets on NEE’s and FPL’s December 31, 2022 consolidated balance sheets. In January 2023, FPL filed a petition with the FPSC requesting the recovery of eligible storm restoration costs over the reserve amount, plus approximately $220 million to replenish the reserve, through an interim surcharge that would apply for a 12-month period beginning April 1, 2023. While a 12-month recovery period would reduce the potential bill impacts in the event of 2023 storm activity, the FPSC may approve a longer recovery period. The amount collected will be subject to refund based on an FPSC prudence review. In addition, FPL also provided information that incorporates the remaining unrecovered pre-2022 northwest Florida service area storm restoration costs (see below for a discussion of such costs), estimated to be approximately $136 million at April 1, 2023, into the interim surcharge discussed above. The unpaid portion of the storm restoration costs at December 31, 2022, of approximately $618 million, including estimated capital costs, is included in other current liabilities on NEE’s and FPL’s consolidated balance sheet.

During 2021 and 2020, FPL’s service area was impacted by hurricanes and tropical storms, which resulted in the recording of incremental storm restoration costs. FPL determined that it would not seek recovery of certain of such costs associated with the 2016 rate agreement through a storm surcharge from customers and instead recorded approximately $28 million and $183 million in 2021 and 2020, respectively, as storm restoration costs in NEE's and FPL’s consolidated statements of income (included in O&M expenses). FPL used available reserve amortization to offset all such storm restoration costs that were expensed.

Restoration costs associated with multiple storms since 2018 that impacted FPL's customers in the former Gulf Power Company service area are being collected from FPL's northwest Florida customers through a storm damage surcharge through late 2024 and are recorded as regulatory assets. As of December 31, 2022, the balance was $155 million, of which $101 million and $54 million are included in current regulatory assets and noncurrent regulatory assets, respectively, on NEE's and FPL's consolidated balance sheets. As of December 31, 2021, the balance was $242 million, of which $92 million and $150 million are

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in current regulatory assets and noncurrent regulatory assets, respectively, on NEE's and FPL's consolidated balance sheets.

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

Goodwill and Other Intangible Assets – NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2022	2021
	(years)	(millions)
Goodwill (by reporting unit):
FPL segment, primarily rate-regulated utilities (see Note 6 – Merger of FPL and Gulf Power Company)		$2,989	$2,989
NEER segment:
Rate-regulated assets, primarily transmission (see Note 6 – GridLiance)		1,218	1,206
Gas infrastructure		487	487
Customer supply and trading		95	95
Clean energy assets		54	56
Corporate and Other		11	11
Total goodwill		$4,854	$4,844
Other intangible assets not subject to amortization, primarily land easements		$136	$136
Other intangible assets subject to amortization:
Purchased power agreements	16	$549	$507
Other, primarily transportation contracts and customer lists	24	173	187
Total		722	694
Accumulated amortization		(99)	(88)
Total other intangible assets subject to amortization – net		$623	$606

NEE's, including FPL's, goodwill relates to various acquisitions which were accounted for using the acquisition method of accounting. Other intangible assets are primarily included in noncurrent other assets on NEE's consolidated balance sheets. NEE's other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives. Amortization expense was approximately $18 million, $25 million and $27 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is expected to be approximately $20 million, $22 million, $20 million, $22 million and $20 million for 2023, 2024, 2025, 2026 and 2027, respectively.

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

Reference Rate Reform – In March 2020, the Financial Accounting Standards Board issued an accounting standards update which provides certain options to apply accounting guidance on contract modifications and hedge accounting as companies transition from the London Inter-Bank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. NEE’s and FPL’s contracts that reference LIBOR or other interbank offered rates mainly relate to debt and derivative instruments. The standards update was effective upon issuance but can be applied prospectively through December 31, 2024. During the fourth quarter of 2021, NEE began utilizing options provided by the standards update with regard to modifications to debt and debt-related hedging instruments. NEE will continue to evaluate reference rate modifications to debt and derivative instruments through December 31, 2024 and continue to apply the standards update if eligible. Although the full impact is unknown, to date there has not been a material impact to NEE or FPL.

Income Taxes – Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities, and are presented as noncurrent on NEE's and FPL's consolidated balance sheets. In connection with the tax sharing agreement between NEE and certain of its subsidiaries, the income tax provision at each applicable subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the applicable subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at the corporate level. Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in deferred income taxes computed under accounting rules, as compared to regulatory accounting rules. The net regulatory liability totaled $3,504 million ($3,449 million for FPL) and $3,780 million ($3,723 million for FPL) at December 31, 2022 and 2021, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

Production tax credits (PTCs) are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets. NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service. FPL recognizes ITCs as a reduction to income tax expense over the depreciable life of the related energy property. At December 31, 2022 and 2021, FPL’s accumulated deferred ITCs were approximately $1,031 million and $1,054 million, respectively, and are included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets.

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that such assets will not be realized. NEE recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL. At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment. All tax positions taken by NEE in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold. NEE and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida, and certain foreign jurisdictions. Federal tax liabilities, with the exception of certain refund claims, are effectively settled for all years prior to 2017. State and foreign tax liabilities, which have varied statutes of limitations regarding additional assessments, are generally effectively settled for years prior to 2017. At December 31, 2022, NEE had unrecognized tax benefits of approximately $119 million that, if recognized, could impact the annual effective income tax rate. The amounts of unrecognized tax benefits and related interest accruals may change within the next 12 months; however, NEE and FPL do not expect these changes to have a significant impact on NEE’s or FPL’s financial statements. See Note 5.

Sales of Differential Membership Interests – Certain subsidiaries of NextEra Energy Resources sold Class B membership interests in entities that have ownership interests in wind generation, solar generation and battery storage facilities, with generating/storage capacity in operation or under construction totaling approximately 12,413 MW, 2,360 MW and 714 MW, respectively, at December 31, 2022, to third-party investors. NEE retains a controlling interest in the entities and therefore presents the Class B member interests as noncontrolling interests. Noncontrolling interests represents the portion of net assets in consolidated entities that are not owned by NEE and are reported as a component of equity in NEE’s consolidated balance sheet. The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

return (the flip date) and thereafter to NEE. NEE has the right to call the third-party interests at specified amounts if and when the flip date occurs. NEE has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each wind generation, solar generation and battery storage project but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interest reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the third-party investor, in hypothetical liquidation, would achieve its targeted return, NEE attributes the additional hypothetical proceeds to the Class B membership interests based on the call price. A loss attributable to noncontrolling interests on NEE’s consolidated statements of income represents earnings attributable to NEE.

Redeemable Noncontrolling Interests – Certain subsidiaries of NextEra Energy Resources sold Class B membership interests in entities that have ownership interests in wind generation, as well as solar and solar plus battery storage facilities to third-party investors. As specified in the respective limited liability company agreements, if, subject to certain contingencies, certain events occur, including, among others, those that would delay completion or cancel any of the underlying projects, an investor has the option to require NEER to return all or part of its investment. As these potential redemptions were outside of NEER’s control, these balances were classified as redeemable noncontrolling interests on NEE's consolidated balance sheets as of December 31, 2022 and 2021. During 2022, the contingencies associated with the December 31, 2021 balance were resolved and reclassified to noncontrolling interests. The contingencies associated with the December 31, 2022 balance are expected to be resolved in 2023.

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

Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests – In December 2022, subsidiaries of NextEra Energy Resources sold (i) a 49% controlling ownership interest in three wind generation facilities and one solar plus battery facility located in geographically diverse locations throughout the U.S. with a total generating capacity of 1,437 MW and 65 MW of battery storage capacity, two of which facilities are currently under construction with expected in service dates in 2023, and (ii) their 100% ownership interest in three wind generation facilities located in the Midwest region of the U.S. with a total generating capacity of 347 MW to a NEP subsidiary for cash proceeds of approximately $805 million, plus working capital and other adjustments of $8 million (subject to post-closing adjustments). NEER will continue to consolidate the projects currently under construction for accounting purposes. A NextEra Energy Resources affiliate will continue to operate the facilities included in the sale. In connection with the sale, a gain of approximately $301 million ($230 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2022 and is included in the gains on disposal of businesses/assets – net. In connection with the facilities currently under construction, approximately $251 million of cash received was recorded as contract liabilities, which is included in current other liabilities on NEE's consolidated balance sheet at December 31, 2022. The contract liabilities relate to sale proceeds from NEP of approximately $150 million and differential membership interests of approximately $101 million. The contract liabilities associated with the sale proceeds and the differential membership interests are subject to the two facilities under construction achieving commercial operations by specified dates in 2023. The contract liabilities will be reversed and the sale recognized for accounting purposes if the contingencies are resolved in 2023. Otherwise, NextEra Energy Resources may be required to return proceeds related to differential membership interests and/or repurchase the facilities for up to $251 million. In addition, NextEra Energy Resources is responsible to pay for all construction costs related to the portfolio. At December 31, 2022, approximately $810 million is included in accounts payable on

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's consolidated balance sheet and represents amounts owed by NextEra Energy Resources to NEP to reimburse NEP for construction costs.

In September 2022, subsidiaries of NextEra Energy Resources completed the sale to a NEP subsidiary of a 67% controlling ownership interest in a battery storage facility in California with storage capacity of 230 MW, for cash proceeds of approximately $191 million, plus working capital and other adjustments of $2 million. A NextEra Energy Resources affiliate will continue to operate the facility included in the sale. In connection with the sale, a gain of approximately $87 million ($66 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2022 and is included in gains on disposal of businesses/assets – net.

In December 2021, subsidiaries of NextEra Energy Resources sold their 100% ownership interest, comprised of a 50% controlling ownership interest to a NEP subsidiary and a 50% noncontrolling ownership interest to a third party, in a portfolio of seven wind generation facilities and six solar generation facilities in geographically diverse locations throughout the U.S. representing a total generating capacity of 2,520 MW and 115 MW of battery storage capacity, three of which facilities were under construction. Total cash proceeds for these two separate transactions totaled approximately $1.7 billion. NEER continued to consolidate the three projects under construction for accounting purposes through the first quarter of 2022. A NextEra Energy Resources affiliate will continue to operate the facilities included in the sales. In connection with the sales, a loss of approximately $53 million ($33 million after tax) was recorded in NEE’s consolidated statements of income for the year ended December 31, 2021 and is included in gains on disposal of businesses/assets – net. In connection with the three facilities that were under construction, approximately $668 million of cash received was recorded as contract liabilities, which is included in current other liabilities on NEE’s consolidated balance sheet at December 31, 2021. The contract liabilities related to sale proceeds from NEP and the third party of approximately $349 million and differential membership interests of approximately $319 million, of which $117 million was contingent on the enactment of a solar PTC by a specified date in 2022. In 2022, the three facilities achieved commercial operations and approximately $551 million of contract liabilities were reversed and the sale of those facilities was recognized for accounting purposes. In addition, the IRA was enacted establishing a solar PTC (see Note 5) which resolved the outstanding contingencies and $117 million of contract liabilities were reversed and a gain was recorded in NEE's consolidated statements of income for the year ended December 31, 2022 which is included in gains on disposal of businesses/assets – net. In addition, NextEra Energy Resources was responsible to pay for all construction costs related to the portfolio. At December 31, 2021, approximately $970 million was included in accounts payable on NEE's consolidated balance sheet and represented amounts owed by NextEra Energy Resources to NEP to reimburse NEP for construction costs.

In 2021, subsidiaries of NextEra Energy Resources completed the sale to a NEP subsidiary of their 100% ownership interests in three wind generation facilities and one solar generation facility located in the West and Midwest regions of the U.S. with a total generating capacity of 467 MW and 33.3% of the noncontrolling ownership interests in four solar generation facilities and multiple distributed generation solar facilities located in geographically diverse locations throughout the U.S. representing a total net ownership interest in plant capacity (net generating capacity) of 122 MW for cash proceeds of approximately $563 million, plus working capital and other adjustments of $22 million. A NextEra Energy Resources affiliate will continue to operate the facilities included in the sale. In connection with the sale, a gain of approximately $94 million ($69 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2021, which is included in gains on disposal of businesses/assets, and noncontrolling interests of approximately $125 million and additional paid-in capital of approximately $60 million ($43 million after tax) were recorded on NEE's consolidated balance sheet at December 31, 2021.

In 2020, a subsidiary of NextEra Energy Resources sold a 90% noncontrolling ownership interest, comprised of a 50% ownership interest to a third party and a 40% ownership interest to a NEP subsidiary, in a portfolio of three wind generation facilities and four solar generation facilities in geographically diverse locations throughout the U.S. representing a total net generating capacity of 900 MW. In addition, a subsidiary of NextEra Energy Resources also sold its 100% ownership interest in a 100 MW solar generation facility and a 30 MW battery storage facility (solar-plus-storage facility) that was under construction in Arizona to a NEP subsidiary. Total cash proceeds for these two separate transactions totaled approximately $656 million. NEER continued to consolidate the projects until the sale was recognized for accounting purposes, see Note 9 – NEER. A NextEra Energy Resources affiliate will continue to operate the facilities included in the sale. ~~I~~n connection with the 90% sale, noncontrolling interests of approximately $689 million and a reduction to additional paid-in capital of approximately $188 million ($165 million after tax) were recorded on NEE's consolidated balance sheet. In connection with the solar-plus-storage facility transaction, approximately $155 million of cash received was recorded as a contract liability, and upon the solar-plus-storage facility achieving commercial operations in 2021, the contract liability was reversed and the sale was recognized for accounting purposes.

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

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 3) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. In 2022, 2021 and 2020, NEE’s revenue from contracts with customers was approximately $23.0 billion ($17.2 billion at FPL), $18.8 billion ($14.1 billion at FPL) and $17.0 billion ($13.0 billion at FPL), respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar. During 2021, NEER did not recognize approximately $180 million of revenue related to reimbursable expenses from a counterparty that were deemed not probable of collection. These reimbursable expenses arose from the impacts of the February 2021 weather event. These determinations were made based on assessments of the counterparty's creditworthiness and NEER's ability to collect.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s 2022 operating revenues, the majority of which are to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At December 31, 2022 and 2021, FPL's unbilled revenues amounted to approximately $661 million and $583 million, respectively, and are included in customer receivables on NEE’s and FPL’s consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of December 31, 2022, FPL expects to record approximately $390 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2023 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2036, certain power purchase agreements with maturity dates through 2034 and capacity sales associated with natural gas transportation through 2062. At December 31, 2022, NEER expects to record approximately $1.2 billion of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

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

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's consolidated balance sheets as either an asset or liability measured at fair value. At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause). For NEE's non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives' fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's consolidated statements of income. Settlement gains and losses are included within the line items in the consolidated statements of income to which they relate. Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the consolidated statements of income. For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Settlements related to derivative instruments are substantially all recognized in net cash provided by operating activities in NEE's and FPL's consolidated statements of cash flows.

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's consolidated statements of income. In addition, for the year ended December 31, 2020, NEE reclassified from AOCI approximately $26 million ($6 million after tax), of which $23 million was reclassified to gains on disposal of businesses/assets – net (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests) with the balance to interest expense, because it became probable that related future transactions being hedged would not occur. At December 31, 2022, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $2 million of net losses included in AOCI at December 31, 2022 are expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

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

The tables below present NEE's and FPL's gross derivative positions at December 31, 2022 and 2021, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$5,372	$7,559	$2,094	$(12,030)	$2,995
Interest rate contracts	$—	$583	$—	$(49)	534
Foreign currency contracts	$—	$—	$—	$(4)	(4)
Total derivative assets					$3,525

FPL – commodity contracts	$—	$11	$25	$(7)	$29

Liabilities:
NEE:
Commodity contracts	$7,185	$7,620	$2,948	$(13,010)	$4,743
Interest rate contracts	$—	$191	$—	$(49)	142
Foreign currency contracts	$—	$130	$—	$(4)	126
Total derivative liabilities					$5,011

FPL – commodity contracts	$—	$4	$16	$(7)	$13

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$1,590
Noncurrent derivative assets(c)					1,935
Total derivative assets					$3,525
Current derivative liabilities(d)					$2,102
Noncurrent derivative liabilities(e)					2,909
Total derivative liabilities					$5,011

Net fair value by FPL balance sheet line item:
Current other assets					$19
Noncurrent other assets					10
Total derivative assets					$29
Current other liabilities					$12
Noncurrent other liabilities					1
Total derivative liabilities					$13
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
(b)Reflects the netting of approximately $299 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $262 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $328 million in margin cash collateral paid to counterparties.
(e)Reflects the netting of approximately $1,213 million in margin cash collateral paid to counterparties.

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
(e)Reflects the netting of approximately $172 million in margin cash collateral paid to counterparties

At December 31, 2022 and 2021, NEE had approximately $106 million (none at FPL) and $56 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's consolidated balance sheets. Additionally, at December 31, 2022 and 2021, NEE had approximately $268 million (none at FPL) and $673 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's consolidated balance sheets.

Significant Unobservable Inputs Used in Recurring Fair Value Measurements – The valuation of certain commodity contracts requires the use of significant unobservable inputs. All forward price, implied volatility, implied correlation and interest rate inputs used in the valuation of such contracts are directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available. If third-party market data is not available, then industry standard methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Observable inputs, including some forward prices, implied volatilities and interest rates used for determining fair value are updated daily to reflect the best available market information. Unobservable inputs which are related to observable inputs, such as illiquid portions of forward price or volatility curves, are updated daily as well, using industry standard techniques, such as interpolation and extrapolation, combining observable forward inputs supplemented by historical market and other relevant data. Other unobservable inputs, such as implied correlations, block-to-hourly price shaping, customer migration rates from full

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requirements contracts and some implied volatility curves, are modeled using proprietary models based on historical data and industry standard techniques.

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at December 31, 2022 are as follows:

Transaction Type	Fair Value at December 31, 2022		Valuation Technique(s)	Significant Unobservable Inputs	Range			Weighted-average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$222	$621	Discounted cash flow	Forward price (per MWh(b))	$(9)	—	$564	$51
Forward contracts – gas	349	307	Discounted cash flow	Forward price (per MMBtu(c))	$2	—	$23	$4
Forward contracts – congestion	68	12	Discounted cash flow	Forward price (per MWh(b))	$(21)	—	$26	$1
Options – power	114	5	Option models	Implied correlations	44%	—	90%	56%
				Implied volatilities	32%	—	361%	134%
Options – primarily gas	726	736	Option models	Implied correlations	44%	—	90%	56%
				Implied volatilities	24%	—	298%	59%
Full requirements and unit contingent contracts	457	1,037	Discounted cash flow	Forward price (per MWh(b))	$13	—	$424	$73
				Customer migration rate(d)	—%	—	103%	6%
Forward contracts – other	158	230
Total	$2,094	$2,948
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2022		2021		2020
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$170	$8	$1,374	$(1)	$1,207	$(8)
Realized and unrealized gains (losses):
Included in earnings(a)	(2,343)	—	(1,488)	—	547	—
Included in other comprehensive income (loss)(b)	—	—	—	—	1	—
Included in regulatory assets and liabilities	158	158	8	8	2	2
Purchases	542	—	243	—	191	—
Sales(c)	—	—	—	—	114	—
Settlements	992	(157)	259	1	(562)	6
Issuances	(362)	—	(196)	—	(123)	—
Transfers in(d)	(4)	—	2	—	18	(1)
Transfers out(d)	(7)	—	(32)	—	(21)	—
Fair value of net derivatives based on significant unobservable inputs at December 31	$(854)	$9	$170	$8	$1,374	$(1)
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date(e)	$(1,162)	$—	$(924)	$—	$317	$—
______________________
(a)For the years ended December 31, 2022, 2021 and 2020, realized and unrealized gains (losses) of approximately $(2,343) million, $(1,488) million and $569 million are included in the consolidated statements of income in operating revenues and the balance is included in interest expense.
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
(e)For the years ended December 31, 2022, 2021 and 2020, unrealized gains (losses) of approximately $(1,162) million, $(924) million and $317 million are included in the consolidated statements of income in operating revenues and the balance is included in interest expense.

Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's consolidated statements of income as follows:

	Years Ended December 31,
	2022	2021	2020
	(millions)
Commodity contracts(a) – operating revenues (including $2,346 unrealized losses, $2,235 unrealized losses and $163 unrealized losses, respectively)	$(3,297)	$(2,710)	$352
Foreign currency contracts – interest expense (including $53 unrealized losses, $89 unrealized losses and $26 unrealized gains, respectively)	(61)	(89)	8
Interest rate contracts – interest expense (including $1,021 unrealized gains, $319 unrealized gains and $396 unrealized losses, respectively)	1,221	264	(421)
Losses reclassified from AOCI:
Interest rate contracts(b)	(5)	(7)	(35)
Foreign currency contracts – interest expense	(3)	(3)	(3)
Total	$(2,145)	$(2,545)	$(99)
______________________
(a)For the years ended December 31, 2022, 2021 and 2020, FPL recorded gains of approximately $211 million, $7 million and $6 million, respectively, related to commodity contracts as regulatory liabilities on its consolidated balance sheets.
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022				December 31, 2021
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(104)	MWh	—		(103)	MWh	—
Natural gas	(1,307)	MMBtu	258	MMBtu	(1,290)	MMBtu	91	MMBtu
Oil	(38)	barrels	—		(33)	barrels	—

At December 31, 2022 and 2021, NEE had interest rate contracts with a notional amount of approximately $19.7 billion and $11.2 billion, respectively, and foreign currency contracts with a notional amount of approximately $1.0 billion and $1.0 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At December 31, 2022 and 2021, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $7.4 billion ($15 million for FPL) and $4.1 billion ($12 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $1,625 million (none at FPL) and $645 million (none at FPL) at December 31, 2022 and 2021, respectively. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $5.2 billion ($20 million at FPL) and $2.7 billion ($35 million at FPL) at December 31, 2022 and 2021, respectively. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.1 billion ($185 million at FPL) and $1.0 billion ($145 million at FPL) at December 31, 2022 and 2021, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At December 31, 2022 and 2021, applicable NEE subsidiaries have posted approximately $59 million (none at FPL) and $84 million (none at FPL), respectively, in cash and $1.2 billion (none at FPL) and $1.1 billion (none at FPL), respectively, in the form of letters of credit each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $485 million and $72 million at December 31, 2022 and 2021, respectively, and are included in noncurrent other assets on NEE's consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2022
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$961	$—		$—	$961
FPL – equity securities	$36	$—		$—	$36
Special use funds:(b)
NEE:
Equity securities	$2,062	$2,375	(c)	$—	$4,437
U.S. Government and municipal bonds	$641	$63		$—	$704
Corporate debt securities	$6	$716		$—	$722
Asset-backed securities	$—	$615		$—	$615
Other debt securities	$1	$19		$—	$20
FPL:
Equity securities	$743	$2,162	(c)	$—	$2,905
U.S. Government and municipal bonds	$505	$29		$—	$534
Corporate debt securities	$6	$547		$—	$553
Asset-backed securities	$—	$473		$—	$473
Other debt securities	$1	$11		$—	$12
Other investments:(d)
NEE:
Equity securities	$30	$1		$—	$31
Debt securities	$117	$300		$118	$535
FPL:
Equity securities	$9	$—		$—	$9
Debt securities	$—	$114		$—	$114
______________________
(a)Includes restricted cash equivalents of approximately $69 million ($33 million for FPL) in current other assets on the consolidated balance sheets.
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

Contingent Consideration – NEER had approximately $203 million and $261 million of contingent consideration liabilities at December 31, 2022 and 2021, respectively, which are included in noncurrent other liabilities on NEE's consolidated balance sheets. The liabilities relate to contingent consideration for the completion of capital expenditures for future development projects in connection with the acquisition of GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance) (see Note 6 – GridLiance). NEECH guarantees the contingent consideration obligations under the GridLiance acquisition agreements. Significant inputs and assumptions used in the fair value measurement, some of which are Level 3 and require judgement, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates.

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022			December 31, 2021
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$998	$999		$906	$907
Other receivables, net of allowances(b)	$221	$221		$26	$26
Long-term debt, including current portion	$61,889	$57,892	(c)	$52,745	$57,290	(c)
FPL:
Special use funds(a)	$744	$744		$672	$672
Long-term debt, including current portion	$21,002	$19,364	(c)	$18,510	$21,379	(c)
______________________
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Included in noncurrent other assets on NEE's consolidated balance sheets (primarily Level 3).
(c)At December 31, 2022 and 2021, substantially all is Level 2 for NEE and FPL.

Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $7,495 million ($5,220 million for FPL) and $8,846 million ($6,082 million for FPL) at December 31, 2022 and 2021, respectively, and FPL's storm fund assets of $1 million and $76 million at December 31, 2022 and 2021, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $2,858 million ($1,873 million for FPL) and $2,438 million ($1,877 million for FPL) at December 31, 2022 and 2021, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2022 of approximately nine years at both NEE and FPL. Other investments primarily consist of debt securities with a weighted-average maturity at December 31, 2022 of approximately seven years. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains (losses) recognized on equity securities held at December 31, 2022, 2021 and 2020 are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(millions)
Unrealized gains (losses)	$(1,028)	$981	$627	$(677)	$652	$444
Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(millions)
Realized gains	$30	$78	$110	$24	$59	$83
Realized losses	$141	$73	$70	$111	$57	$56
Proceeds from sale or maturity of securities	$2,207	$1,831	$2,541	$1,371	$1,330	$2,162

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	NEE		FPL
	December 31,		December 31,
	2022	2021	2022	2021
		(millions)
Unrealized gains	$4	$76	$3	$63
Unrealized losses(a)	$285	$19	$193	$15
Fair value	$2,315	$1,100	$1,466	$857
______________________
(a)Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at December 31, 2022 and 2021 were not material to NEE or FPL.

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

On February 2, 2022, the U.S. Court of Appeals for the Fourth Circuit (the 4th Circuit) vacated and remanded Mountain Valley Pipeline’s Biological Opinion issued by the U.S. Fish and Wildlife Service. While NextEra Energy Resources continues to evaluate options and next steps with its joint venture partners, this event along with the 4th Circuit vacatur and remand of the U.S. Forest Service right-of-way grant on January 25, 2022 caused NextEra Energy Resources to re-evaluate its investment in Mountain Valley Pipeline for further other-than-temporary impairment, which evaluation coincided with the preparation of NEE's December 31, 2021 financial statements. As a result of this evaluation, it was determined that the continued legal and regulatory challenges have resulted in a very low probability of pipeline completion. Accordingly, NextEra Energy Resources updated its fair value estimate using the same probability-weighted EBITDA multiple valuation technique using a market participant view of the potential different outcomes for the investment as discussed above. Based on this fair value analysis, NextEra Energy Resources recorded an impairment charge in the first quarter of 2022 of approximately $0.8 billion ($0.6 billion after tax), which is reflected in equity in earnings (losses) of equity method investees in NEE's consolidated statements of income for the year

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended December 31, 2022. This impairment charge resulted in the complete write off of NextEra Energy Resources’ equity method investment carrying amount of approximately $0.6 billion, as well as the recording of a liability of approximately $0.2 billion which reflects NextEra Energy Resources’ share of estimated future dismantlement costs.

5. Income Taxes

On August 16, 2022, the IRA was signed into law which includes: (i) extensions for wind and solar tax credits on facilities that start construction before the later of 2034 or the end of the calendar year following the year in which greenhouse gas emissions from U.S. electric generation are reduced by 75% from 2022 levels; (ii) a new solar PTC and standalone battery ITC; (iii) the ability to transfer renewable energy tax credits to an unrelated transferee; and (iv) a 15% corporate profits minimum tax based on pre-tax income for years after 2022. This legislation does not require NEE or FPL to revalue their deferred income taxes given that there was no change to the corporate tax rate. Pursuant to FPL’s 2021 rate agreement, FPL refunded customers approximately $36 million in January 2023 and will prospectively adjust base rates after a review by the FPSC for PTCs related to new solar generation facilities recovered in base rates during the term of the 2021 rate agreement (see Note 1 – Rate Regulation).

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(millions)
Federal:
Current	$11	$(26)	$105	$3	$85	$16
Deferred	497	311	(148)	684	545	474
Total federal	508	285	(43)	687	630	490
State:
Current	41	(62)	18	2	1	32
Deferred	37	125	69	258	207	156
Total state	78	63	87	260	208	188
Total income taxes	$586	$348	$44	$947	$838	$678

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	1.6	1.6	2.8	4.4	4.1	4.2
Taxes attributable to noncontrolling interests	4.9	5.0	4.8	—	—	—
PTCs and ITCs	(6.8)	(11.3)	(12.7)	(1.1)	(0.7)	(0.6)
Amortization of deferred regulatory credit	(4.8)	(4.4)	(7.2)	(4.0)	(3.5)	(4.9)
Foreign operations(a)	0.1	0.2	(2.4)	—	—	—
Other – net	(0.7)	(1.1)	(4.5)	0.1	(0.2)	(0.7)
Effective income tax rate	15.3%	11.0%	1.8%	20.4%	20.7%	19.0%
_________________________
(a)The 2020 gain on sale of the Spain solar projects was not taxable for federal and state income tax purposes (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests).

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2022	2021	2022	2021
	(millions)
Deferred tax liabilities:
Property-related	$10,144	$10,018	$8,177	$7,831
Pension	552	564	439	425
Investments in partnerships and joint ventures	3,144	2,783	3	3
Other	2,666	2,092	1,914	1,232
Total deferred tax liabilities	16,506	15,457	10,533	9,491
Deferred tax assets and valuation allowance:
Decommissioning reserves	306	296	306	296
Net operating loss carryforwards	346	330	19	2
Tax credit carryforwards	4,905	4,646	123	182
ARO and accrued asset removal costs	199	199	107	126
Regulatory liabilities	1,332	1,421	1,308	1,397
Other	822	733	295	351
Valuation allowance(a)	(257)	(282)	—	—
Net deferred tax assets	7,653	7,343	2,158	2,354
Net deferred income taxes	$8,853	$8,114	$8,375	$7,137
______________________
(a)Reflects valuation allowances related to deferred state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2022	2021	2022	2021
		(millions)
Noncurrent other assets	$219	$196	$1	$—
Deferred income taxes – noncurrent liabilities	(9,072)	(8,310)	(8,376)	(7,137)
Net deferred income taxes	$(8,853)	$(8,114)	$(8,375)	$(7,137)

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2022 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$11	(a)	2033 – 2037
State	315		2022 – 2042
Foreign	20	(b)	2026 – 2042
Net operating loss carryforwards	$346
Tax credit carryforwards:
Federal	$4,555		2028 – 2042
State	345	(c)	2023 – 2039
Foreign	5		2034 – 2042
Tax credit carryforwards	$4,905
______________________
(a)Includes $9 million of net operating loss carryforwards with an indefinite expiration period.
(b)Includes $1 million of net operating loss carryforwards with an indefinite expiration period.
(c)Includes $191 million of ITC carryforwards with an indefinite expiration period.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Acquisitions

Merger of FPL and Gulf Power Company – On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However, during 2021, FPL continued to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power Company. Effective January 1, 2022, FPL became regulated as one electric ratemaking entity with new unified rates and tariffs, and also became one reportable segment of NEE. See Note 1 – Rate Regulation – Base Rates Effective January 2022 through December 2025 and Note 16. As a result of the merger, FPL acquired assets of approximately $6.7 billion, primarily relating to property, plant and equipment, net of approximately $4.9 billion and regulatory assets of $1.2 billion, and assumed liabilities of approximately $3.9 billion, including $1.8 billion of debt, primarily long-term debt, $729 million of deferred income taxes and $566 million of regulatory liabilities. Additionally, goodwill of approximately $2.7 billion and purchase accounting adjustments associated with the 2019 Gulf Power Company acquisition by NEE were transferred to FPL from Corporate and Other and, for impairment testing, the goodwill is included in the FPL reporting unit. The assets acquired and liabilities assumed by FPL were at carrying amounts as the merger was between entities under common control.

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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. The approval by the FERC of GridLiance's rates, which is intended to allow GridLiance to collect total revenues equal to GridLiance's costs for the development, financing, construction, operation and maintenance of GridLiance, including a reasonable rate of return on invested capital, is considered a fundamental input in measuring the fair value of GridLiance's assets and liabilities and, as such, NEE concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values. As a result, NEE acquired assets of approximately $384 million, primarily relating to property, plant and equipment, and assumed liabilities of approximately $210 million, primarily relating to long-term debt. The acquisition agreements are subject to earn-out provisions for additional payments, valued at approximately $264 million at March 31, 2021, to be made upon the completion of capital expenditures for future development projects (see Note 4 – Contingent Consideration). The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $592 million of goodwill which has been recognized on NEE's consolidated balance sheets, of which approximately $586 million is expected to be deductible for tax purposes. Goodwill associated with the GridLiance acquisition is reflected within NEER and, for impairment testing, is included in the rate-regulated transmission reporting unit. The goodwill arising from the transaction represents expected benefits from continued expansion of NEE's regulated businesses.

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
7. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	NEE		FPL
	2022	2021	2022	2021
	(millions)
Electric plant in service and other property	$124,963	$112,500	$74,353	$67,771
Nuclear fuel	1,684	1,606	1,190	1,170
Construction work in progress	15,675	14,141	7,026	6,326
Property, plant and equipment, gross	142,322	128,247	82,569	75,267
Accumulated depreciation and amortization	(31,263)	(28,899)	(17,876)	(17,040)
Property, plant and equipment – net	$111,059	$99,348	$64,693	$58,227

FPL – At December 31, 2022, FPL's gross investment in electric plant in service and other property for the electric generation, transmission, distribution and general facilities of FPL represented approximately 44%, 14%, 35% and 7%, respectively; the respective amounts at December 31, 2021 were 46%, 13%, 35% and 6%. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The weighted annual composite depreciation and

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortization rate for FPL's electric plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed in the following sentences, was approximately 3.6%, 3.8% and 3.8% for 2022, 2021 and 2020, respectively. In 2022, FPL recorded a one-time reserve amortization adjustment of approximately $114 million, as required under the 2021 rate agreement, 50% of which was used to reduce the capital recovery regulatory asset balance and the other 50% to increase the storm reserve regulatory liability (see Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery). In accordance with the 2016 rate agreement (see Note 1 – Rate Regulation – Base Rates Effective January 2017 through December 2021), FPL recorded reserve amortization (reversal) of approximately $429 million and $(1) million in 2021 and 2020, respectively. During 2022, 2021 and 2020, FPL recorded AFUDC of approximately $136 million, $176 million and $117 million, respectively, including the equity component of AFUDC of approximately $105 million, $132 million and $87 million, respectively.

NEER – At December 31, 2022, wind, solar and nuclear plants represented approximately 51%, 14% and 7%, respectively, of NEER's depreciable electric plant in service and other property; the respective amounts at December 31, 2021 were 53%, 14% and 8%. The estimated useful lives of NEER's plants range primarily from 30 to 35 years for wind plants, 30 to 35 years for solar plants and 23 to 47 years for nuclear plants. NEER's oil and gas production assets represented approximately 15% and 14% of NEER's depreciable electric plant in service and other property at December 31, 2022 and 2021, respectively. A number of NEER's generation, regulated transmission and pipeline facilities are encumbered by liens securing various financings. The net book value of NEER's assets serving as collateral was approximately $14.4 billion at December 31, 2022. Interest capitalized on construction projects amounted to approximately $172 million, $139 million and $168 million during 2022, 2021 and 2020, respectively.

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

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2022
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$2,276	$1,062	$163
Daniel Units Nos. 1 and 2(b)	50%	$753	$285	$22
Scherer Unit No. 3(c)	25%	$405	$169	$1
NEER:
Seabrook	88.23%	$1,355	$494	$74
Wyman Station Unit No. 4	91.19%	$31	$12	$—
Stanton	65%	$139	$25	$—
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$140	$4	$4
______________________
(a)Excludes nuclear fuel.
(b)FPL intends to retire its share of these units in 2024. Net book value is reflected in other property on NEE's and FPL's consolidated balance sheets.
(c)Together with its joint interest owner, FPL intends to retire this unit in 2028. Net book value is reflected in other property on NEE's and FPL's consolidated balance sheets.

8. Equity Method Investments

At December 31, 2022 and 2021, NEE's equity method investments totaled approximately $6,582 million and $6,159 million, respectively. The principal entities included in investment in equity method investees on NEE's consolidated balance sheets are NEP OpCo and Sabal Trail Transmission, LLC (Sabal Trail) (see Note 15 – Contracts), and in 2021 also included Mountain Valley Pipeline (see Note 4 – Nonrecurring Fair Value Measurements and Note 15 - Contracts) and Silver State South Solar, LLC. As of December 31, 2022, NEE's interest in the principal entities range from approximately 43% to 54%, and these entities primarily own natural gas pipelines or electric generation facilities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized combined information for these principal entities is as follows:

	2022	2021
	(millions)
Operating revenue	$1,705	$1,469
Operating income	$1,423	$559
Net income	$1,380	$739
Total assets	$26,058	$29,537
Total liabilities	$9,779	$9,501
Partners'/members' equity(a)	$16,279	$20,036

NEE's share of underlying equity in the principal entities	$2,379	$4,352
Difference between investment carrying amount and underlying equity in net assets(b)	2,589	1,133
NEE's investment carrying amount for the principal entities	$4,968	$5,485
______________________
(a)Reflects NEE's interest, as well as third-party interests, in NEP OpCo.
(b)Approximately $2.5 billion in 2022 and $2.6 billion in 2021 is associated with NEP OpCo, of which approximately 75% relates to goodwill and is not being amortized and the remaining balance is being amortized primarily over a period of 13 to 25 years. The difference for 2021 is net of an approximately $1.5 billion impairment charge in 2020 related to NextEra Energy Resources' investment in Mountain Valley Pipeline. See Note 4 – Nonrecurring Fair Value Measurements for a discussion of impairment charges in 2020 and 2022.

NextEra Energy Resources provides operational, management and administrative services as well as transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At December 31, 2022 and 2021, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $298 million and $57 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $174 million, $148 million and $120 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in operating revenues in NEE's consolidated statements of income. Amounts due from NEP of approximately $94 million and $113 million are included in other receivables and $101 million and $40 million are included in noncurrent other assets at December 31, 2022 and 2021, respectively. See also Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests for amounts due to NEP for reimbursement of construction-related costs. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $4,600 million at December 31, 2022 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2023 to 2059, including certain project performance obligations, obligations under financing and interconnection agreements and obligations, primarily incurred and future construction payables, associated with the December 2022 sale of projects to NEP (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests). Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s consolidated balance sheets at fair value. At December 31, 2022, approximately $56 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's consolidated balance sheet.

During 2022, 2021 and 2020, certain services, primarily engineering, construction and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $579 million, $691 million and $721 million for the years ended December 31, 2022, 2021 and 2020, respectively.

9. Variable Interest Entities (VIEs)

NEER – At December 31, 2022, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Nine indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar facilities with the capability of producing a total of approximately 772 MW, and own a solar generation and battery storage facility that is expected to have total generating/storage capacity of approximately 125 MW and 65 MW, respectively, upon completion of construction, which is expected in 2023. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $2,084 million and $1,174 million, respectively, at December 31, 2022. There were eight of these consolidated VIEs at December 31, 2021 and the assets and liabilities of those VIEs at such date totaled approximately $1,851 million and $1,258 million, respectively. At December 31, 2022 and 2021, the assets and liabilities of these

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VIEs consisted primarily of property, plant and equipment and long-term debt. At December 31, 2022, subsidiaries of NEE had guarantees related to certain obligations of one of these consolidated VIEs.

NEE consolidates a NEET VIE which owns and operates an approximately 280-mile electric transmission line that went into service during the first quarter of 2022. A NEET subsidiary is the primary beneficiary and controls the most significant activities of the VIE. NEET is entitled to receive 50% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $744 million and $18 million, respectively, at December 31, 2022, and $614 million and $64 million, respectively, at December 31, 2021. At December 31, 2022 and 2021, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,488 million and $86 million, respectively, at December 31, 2022, and $1,518 million and $79 million, respectively, at December 31, 2021. At December 31, 2022 and 2021, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates 31 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with generating/storage capacity of approximately 11,712 MW, 600 MW and 324 MW, respectively, and own wind generation, solar generation and battery storage facilities that, upon completion of construction, which is anticipated in 2023, are expected to have generating/storage capacity of approximately 301 MW, 1,161 MW and 390 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $19,690 million and $2,318 million, respectively, at December 31, 2022. There were 33 of these consolidated VIEs at December 31, 2021 and the assets and liabilities of those VIEs at such date totaled approximately $17,419 million and $1,480 million, respectively. At December 31, 2022 and 2021, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable. At December 31, 2022, subsidiaries of NEE had guarantees related to certain obligations of three of these consolidated VIEs.

Other – At December 31, 2022 and 2021, several NEE subsidiaries had investments totaling approximately $4,016 million ($3,331 million at FPL) and $4,559 million ($3,799 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo (see Note 8). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $5,214 million and $4,214 million at December 31, 2022 and 2021, respectively. At December 31, 2022, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $180 million in several of these entities. See further discussion of such guarantees and commitments in Note 15 – Commitments and – Contracts, respectively.

10. Leases

NEE has operating and finance leases primarily related to land use agreements that convey exclusive use of the land during the arrangement for certain of its renewable energy projects and substations, buildings, equipment and, in 2021, purchased power agreements. Operating and finance leases primarily have fixed payments with expected expiration dates ranging from 2023 to 2083, with the exception of operating leases related to three land use agreements with an expiration date of 2106, some of which include options to extend the leases up to 20 years and some have options to terminate at NEE's discretion. At December 31, 2022, NEE’s ROU assets and lease liabilities for operating leases totaled approximately $386 million and $400 million, respectively; the respective amounts at December 31, 2021 were $547 million and $555 million. At December 31, 2022, NEE’s

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ROU assets and lease liabilities for finance leases totaled approximately $378 million and $375 million, respectively; the respective amounts at December 31, 2021 were $205 million and $200 million. NEE’s lease liabilities at December 31, 2022 and 2021 were calculated using a weighted-average incremental borrowing rate at the lease inception of 3.66% and 3.57%, respectively, for operating leases and 3.98% and 3.52%, respectively, for finance leases, and a weighted-average remaining lease term of 45 years and 39 years, respectively, for operating leases and 33 years and 31 years, respectively, for finance leases. At December 31, 2022, expected lease payments over the remaining terms of the leases were approximately $1.6 billion with no one year being material. NEE's operating lease cost for the years ended December 31, 2022, 2021 and 2020 totaled approximately $70 million, $92 million and $95 million, respectively. Other operating and finance lease-related amounts were not material to NEE's consolidated statements of income or cash flows for the periods presented.

NEE has operating and sales-type leases primarily related to a natural gas and oil electric generation facility and certain battery storage facilities that sell their electric output under power sales agreements to third parties which provide the customers the ability to dispatch the facilities. At December 31, 2022 and 2021, NEE recorded a net investment in sales-type leases of approximately $53 million and $42 million, respectively. At December 31, 2022, the power sales agreements have expiration dates from 2024 to 2043 and NEE expects to receive approximately $1.1 billion of lease payments over the remaining terms of the power sales agreements with no one year being material. Operating and sales-type lease-related amounts were not material to NEE's consolidated statements of income for the periods presented.

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

A rollforward of NEE's and FPL's AROs is as follows:

	NEE		FPL
	(millions)
Balances, December 31, 2020	$3,166		$1,936
Liabilities incurred	79		7
Accretion expense	141		78
Liabilities settled	(88)	(a)	(15)
Revision in estimated cash flows – net	(119)	(b)	101	(c)
Balances, December 31, 2021	3,179	(d)	2,107	(d)
Liabilities incurred	82		—
Accretion expense	145		81
Liabilities settled	(80)	(a)	(22)
Revision in estimated cash flows – net	2		10
Balances, December 31, 2022	$3,328	(d)	$2,176	(d)
______________________
(a)Includes approximately $27 million and $35 million related to project sales to NEP as well as other sales of businesses and assets during the years ending December 31, 2022 and 2021, respectively. See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.
(b)The increase at FPL discussed in (c) was offset primarily by the effect of revised cost estimates and useful lives of NEER's solar facilities.
(c)Primarily reflects the effect of pending license extension requests of St. Lucie Units Nos. 1 and 2 for an additional 20 years.
(d)Includes the current portion of AROs as of December 31, 2022 and 2021 of approximately $83 million ($68 million for FPL) and $97 million ($58 million for FPL), respectively, which are included in other current liabilities on NEE's and FPL's consolidated balance sheets.

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are presented below (see Note 4). Duane Arnold is being actively decommissioned and was granted an exemption from the NRC, which allows for use of the funds for certain other site restoration activities in addition to decommissioning obligations recorded as AROs.

	NEE	FPL
	(millions)
Balances, December 31, 2022	$7,495	$5,220
Balances, December 31, 2021	$8,846	$6,082

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

12. Employee Retirement Benefits

Employee Pension Plan and Other Benefits Plans – NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. NEE also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees, and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements. The total accrued benefit cost of the SERP and postretirement plans is approximately $237 million ($115 million for FPL) and $300 million ($139 million for FPL) at December 31, 2022 and 2021, respectively.

Pension Plan Assets, Benefit Obligations and Funded Status – The changes in assets, benefit obligations and the funded status of the pension plan are as follows:

	2022	2021
	(millions)
Change in pension plan assets:
Fair value of plan assets at January 1	$5,688	$5,314
Actual return on plan assets	(820)	627
Benefit payments	(325)	(253)
Fair value of plan assets at December 31	$4,543	$5,688
Change in pension benefit obligation:
Obligation at January 1	$3,445	$3,607
Service cost	86	90
Interest cost	77	64
Special termination benefit(a)	52	—
Plan amendments	3	—
Actuarial gains – net	(627)	(63)
Benefit payments	(325)	(253)
Obligation at December 31(b)	$2,711	$3,445
Funded status:
Prepaid pension benefit costs at NEE at December 31	$1,832	$2,243
Prepaid pension benefit costs at FPL at December 31(c)	$1,732	$1,657
_________________________
(a)Reflects enhanced early retirement benefit.
(b)NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, at December 31, 2022 and 2021 was approximately $2,650 million and $3,352 million, respectively.
(c)Reflects FPL's allocated benefits under NEE's pension plan.

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid pension benefit costs are as follows:

	2022	2021
	(millions)
Unrecognized prior service benefit (net of $0 tax expense and $1 tax expense, respectively)	$1	$2
Unrecognized gains (losses) (net of $33 tax benefit and $7 tax expense, respectively)	(91)	41
Total	$(90)	$43

NEE's unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid pension benefit costs are as follows:

	2022	2021
	(millions)
Unrecognized prior service cost (benefit)	$2	$(1)
Unrecognized losses (gains)	277	(80)
Total	$279	$(81)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the assumptions used to determine the benefit obligation for the pension plan. These rates are used in determining net periodic pension income in the following year.

	2022	2021
Discount rate	5.05%	2.87%
Salary increase	4.90%	4.90%
Weighted-average interest crediting rate	3.82%	3.79%

NEE's investment policy for the pension plan recognizes the benefit of protecting the plan's funded status, thereby avoiding the necessity of future employer contributions. Its broad objectives are to achieve a high rate of total return with a prudent level of risk taking while maintaining sufficient liquidity and diversification to avoid large losses and preserve capital over the long term.

The NEE pension plan fund's current target asset allocation, which is expected to be reached over time, is 43% equity investments, 32% fixed income investments, 20% alternative investments and 5% convertible securities. The pension fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, using a combination of different investment styles and vehicles. The pension fund's equity and fixed income holdings consist of both directly held securities as well as commingled investment arrangements such as common and collective trusts, pooled separate accounts, registered investment companies and limited partnerships. The pension fund's convertible security assets are principally direct holdings of convertible securities and include a convertible security oriented limited partnership. The pension fund's alternative investments consist primarily of private equity and real estate oriented investments in limited partnerships as well as absolute return oriented limited partnerships that use a broad range of investment strategies on a global basis.

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2022(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$1,246	$5	$1	$1,252
Equity commingled vehicles(c)	—	731	—	731
U.S. Government and municipal bonds	85	5	—	90
Corporate debt securities(d)	—	272	—	272
Asset-backed securities(e)	—	413	—	413
Debt security commingled vehicles	—	130	—	130
Convertible securities(f)	50	367	—	417
Total investments in the fair value hierarchy	$1,381	$1,923	$1	3,305
Total investments measured at net asset value(g)				1,238
Total fair value of plan assets				$4,543
_____________________
(a)See Notes 3 and 4 for discussion of fair value measurement techniques and inputs.
(b)Includes foreign investments of $526 million.
(c)Includes foreign investments of $191 million.
(d)Includes foreign investments of $83 million.
(e)Includes foreign investments of $129 million.
(f)Includes foreign investments of $30 million.
(g)Includes foreign investments of $242 million.

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

Expected Cash Flows – The following table provides information about benefit payments expected to be paid by the pension plan for each of the following calendar years (in millions):

2023	$198
2024	$199
2025	$201
2026	$204
2027	$203
2028 – 2032	$1,008

Net Periodic (Income) Cost – The components of net periodic (income) cost for the plans are as follows:

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
		(millions)
Service cost	$86	$90	$85	$1	$2	$1
Interest cost	77	64	92	5	4	8
Expected return on plan assets	(363)	(339)	(321)	—	—	—
Amortization of actuarial loss	—	24	18	3	5	3
Amortization of prior service benefit	(1)	(1)	(1)	(4)	(15)	(16)
Special termination benefit	52	—	16	—	—	—
Benefit plan settlement	27	—	—	—	—	—
Net periodic (income) cost at NEE	$(122)	$(162)	$(111)	$5	$(4)	$(4)
Net periodic (income) cost allocated to FPL	$(76)	$(108)	$(84)	$4	$(4)	$(4)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income – The components of net periodic income (cost) recognized in OCI for the pension plan are as follows:

	2022	2021	2020
	(millions)
Prior service cost (net of $0 tax benefit)	$(1)	$—	$—
Net gains (losses) (net of $43 tax benefit, $29 tax expense and $13 tax expense, respectively)	(139)	95	42
Amortization of unrecognized losses (net of $2 tax expense, $2 tax expense and $1 tax expense, respectively)	7	6	5
Total	$(133)	$101	$47

Regulatory Assets (Liabilities) – The components of net periodic income recognized during the year in regulatory assets (liabilities) for the pension plan are as follows:

	2022	2021
	(millions)
Prior service cost (benefit)	$2	$(1)
Unrecognized losses (gains)	375	(226)
Amortization of prior service benefit	1	—
Amortization of unrecognized losses	(18)	(16)
Total	$360	$(243)

The assumptions used to determine net periodic pension income for the pension plan are as follows:

	2022	2021	2020
Discount rate	2.87%	2.53%	3.22%
Salary increase	4.90%	4.40%	4.40%
Expected long-term rate of return, net of investment management fees	7.35%	7.35%	7.35%
Weighted-average interest crediting rate	3.79%	3.82%	3.83%
Employee Contribution Plan – NEE offers an employee retirement savings plan which allows eligible participants to contribute a percentage of qualified compensation through payroll deductions. NEE makes matching contributions to participants' accounts. Defined contribution expense pursuant to this plan was approximately $68 million, $66 million and $64 million for NEE ($41 million, $42 million and $40 million for FPL) for the years ended December 31, 2022, 2021 and 2020, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt

Long-term debt consists of the following:

	December 31,
	2022			2021
	Maturity Date	Balance	Weighted- Average Interest Rate	Balance	Weighted- Average Interest Rate
		(millions)		(millions)
FPL:
First mortgage bonds – fixed	2023-2051	$15,790	4.03%	$14,290	4.20%
Pollution control, solid waste disposal and industrial development revenue bonds – primarily variable(a)	2023-2052	1,366	3.20%	1,407	0.15%
Senior unsecured notes – primarily variable(b)(c)	2023-2072	4,042	3.99%	2,697	1.37%
Other long-term debt – primarily variable(c)	2046	7	7.90%	307	0.82%
Unamortized debt issuance costs and discount		(203)		(191)
Total long-term debt of FPL		21,002		18,510
Less current portion of long-term debt		1,547		536
Long-term debt of FPL, excluding current portion		19,455		17,974
NEER:
NextEra Energy Resources:
Senior secured limited-recourse long-term debt – variable(c)(d)	2024-2037	3,582	6.24%	3,100	1.74%
Senior secured limited-recourse long-term loans – fixed	2028-2052	2,452	3.43%	2,475	3.30%
Other long-term debt – primarily variable(c)(d)	2026-2048	777	6.33%	785	2.50%
NEET – long-term debt – primarily fixed(d)	2023-2052	2,348	5.10%	1,151	2.69%
Unamortized debt issuance costs and premium		(108)		(92)
Total long-term debt of NEER		9,051		7,419
Less current portion of long-term debt		694		664
Long-term debt of NEER, excluding current portion		8,357		6,755
NEECH:
Debentures – fixed	2023-2062	17,865	2.99%	10,990	2.21%
Debentures – variable(c)	2023-2024	2,200	4.14%	3,850	0.56%
Debentures, related to NEE's equity units – fixed	2025-2027	6,500	2.28%	6,000	1.46%
Junior subordinated debentures – primarily fixed(d)	2057-2082	3,723	5.23%	3,723	4.54%
Japanese yen denominated long-term debt – primarily variable(c)(d)(e)	2023-2030	506	0.73%	582	1.49%
Australian dollar denominated long-term debt – fixed(e)	2026	338	2.20%	360	2.20%
Other long-term debt – fixed	2023	164	0.92%	186	0.92%
Other long-term debt – variable(c)	2024	675	5.02%	1,245	0.64%
Unamortized debt issuance costs, premium		(135)		(120)
Total long-term debt of NEECH		31,836		26,816
Less current portion of long-term debt		4,392		585
Long-term debt of NEECH, excluding current portion		27,444		26,231
Total long-term debt		$55,256		$50,960
______________________
(a)Includes variable rate tax exempt bonds that permit individual bondholders to tender the bonds for purchase at any time prior to maturity. In the event these variable rate tax exempt bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase these variable rate tax exempt bonds. At December 31, 2022, these variable rate tax exempt bonds totaled approximately $1,334 million. All variable rate tax exempt bonds tendered for purchase have been successfully remarketed. FPL's syndicated revolving credit facilities are available to support the purchase of the variable rate tax exempt bonds. Variable interest rate is established at various intervals by the remarketing agent.
(b)At December 31, 2022, includes approximately $1,327 million of floating rate notes that permit individual noteholders to require repayment at specified dates prior to maturity. FPL’s syndicated revolving credit facilities are available to support the purchase of the floating rate notes.
(c)Variable rate is based on an underlying index plus a specified margin.
(d)Interest rate contracts, primarily swaps, have been entered into with respect to certain of these debt issuances. See Note 3.
(e)Foreign currency contracts have been entered into with respect to these debt issuances. See Note 3.

As of December 31, 2022, minimum annual maturities of long-term debt for NEE are approximately $6,633 million, $6,848 million, $7,702 million, $1,218 million and $7,329 million for 2023, 2024, 2025, 2026 and 2027, respectively. The respective amounts for FPL are approximately $1,547 million, $1,646 million, $1,700 million, $0.2 million and $328 million.

At December 31, 2022 and 2021, short-term borrowings had a weighted-average interest rate of 4.58% (4.41% for FPL) and 0.39% (0.27% for FPL), respectively. Subsidiaries of NEE, including FPL, had credit facilities with total capacity at December 31, 2022 of approximately $17.9 billion ($4.5 billion for FPL) which provide for the funding of loans and/or issuance of letters of

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit. At December 31, 2022, letters of credit outstanding under these credit facilities totaled approximately $3.7 billion ($3.0 million for FPL). There were no borrowings outstanding under these credit facilities at December 31, 2022. At February 17, 2023, NEE, including FPL, had credit facilities with total capacity of approximately $20.2 billion ($4.1 billion for FPL).

NEE has guaranteed certain payment obligations of NEECH, including most of those under NEECH's debt, including all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications. NEECH has guaranteed certain debt and other obligations of subsidiaries within the NEER segment.

In August 2022, NEECH completed a remarketing of $1.5 billion aggregate principal amount of its Series J Debentures due September 1, 2024 that were issued in September 2019 as components of equity units issued concurrently by NEE (September 2019 equity units). The debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the debentures, the interest rate on the debentures was reset to 4.255% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2022. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the September 2019 equity units, on September 1, 2022, NEE issued approximately 21.6 million shares of common stock in exchange for $1.5 billion.

As a result of the four-for-one stock split of NEE common stock effective October 26, 2020 (2020 stock split) (and adjustments related to the dividend rate), the fixed settlement rates of NEE’s two outstanding series of Corporate Units sold in 2020 have been adjusted as described below. In addition, these two series of Corporate Units provide that the applicable market value (as described below) for each series of Corporate Units will also be adjusted (when determined) to give effect to the 2020 stock split and certain other anti-dilution adjustments to determine the applicable settlement rate. However, for purposes of the presentation below, corresponding adjustments were instead made to the reference prices and the threshold appreciation prices for these two series of Corporate Units to present the practical effect of the antidilution adjustments as of December 31, 2022.

In February 2020, NEE sold $2.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series K Debenture due March 1, 2025, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than March 1, 2023 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2022, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.7132 shares if the applicable market value of a share of NEE common stock is less than or equal to $70.39 (the adjusted reference price) to 0.5703 shares if the applicable market value of a share is equal to or greater than $87.99 (the adjusted threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending February 24, 2023. Total annual distributions on the equity units are at the rate of 5.279%, consisting of interest on the debentures (1.84% per year) and payments under the stock purchase contracts (3.439% per year). The interest rate on the debentures is expected to be reset on or after September 1, 2022. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In September 2020, NEE sold $2.0 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series L Debenture due September 1, 2025, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2023 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2022, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.6802 shares if the applicable market value of a share of NEE common stock is less than or equal to $73.79 (the adjusted reference price) to 0.5442 shares if the applicable market value of a share is equal to or greater than $92.24 (the adjusted threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2023. Total annual distributions on the equity units are at the rate of 6.219%, consisting of interest on the debentures (0.509% per year) and payments under the stock purchase contracts (5.710% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2023. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In September 2022, NEE sold $2.0 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series M Debenture due September 1, 2027, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2025 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2022, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.5626 shares if the applicable market value of a share of NEE common stock is less than or equal to $88.88 (the reference price) to 0.4500 shares if the applicable market value of a share is equal to or greater than $111.10 (the threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 27, 2025. Total annual distributions on the equity units are at the rate of 6.926%, consisting of interest on the debentures (4.60% per year) and payments under the stock purchase contracts (2.326% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2025. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

On February 9, 2023, NEECH sold a total of $4.0 billion principal amount of its Debentures with interest rates ranging from 4.90% to 5.25% and maturity dates ranging from 2028 to 2053.

14. Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Years Ended December 31,
	2022	2021	2020
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$4,147	$3,573	$2,919
Denominator:
Weighted-average number of common shares outstanding – basic	1,972.6	1,962.5	1,959.0
Equity units, stock options, performance share awards and restricted stock(a)	6.0	9.7	9.8
Weighted-average number of common shares outstanding – assuming dilution	1,978.6	1,972.2	1,968.8
Earnings per share attributable to NEE:
Basic	$2.10	$1.82	$1.49
Assuming dilution	$2.10	$1.81	$1.48
______________________
(a)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 38.1 million, 30.5 million and 27.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Potentially Dilutive Securities at NEP – NEP senior unsecured convertible notes, when outstanding, are potentially dilutive securities to NEE. In December 2022, June 2021 and December 2020, NEP issued $500 million, $500 million and $600 million, respectively, principal amount of new senior unsecured convertible notes. Holders of these notes may convert all or a portion of the notes in accordance with the related indenture. Upon conversion, NEP will pay cash up to the principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the principal amount of the notes being converted.

Common Stock Dividend Restrictions – NEE's charter does not limit the dividends that may be paid on its common stock. FPL's mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends and other distributions to NEE. These restrictions do not currently limit FPL's ability to pay dividends to NEE.

Stock-Based Compensation – Net income for the years ended December 31, 2022, 2021 and 2020 includes approximately $142 million, $119 million and $107 million, respectively, of compensation costs and $20 million, $19 million and $21 million, respectively, of income tax benefits related to stock-based compensation arrangements. Compensation cost capitalized for the years ended December 31, 2022, 2021 and 2020 was not material. At December 31, 2022, there were approximately $160 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 2.5 years.

At December 31, 2022, approximately 81 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) 2021 Long Term Incentive Plan, (b) 2017 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans. NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market. NEE satisfies stock option exercises by issuing new shares of its common stock. NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

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

The activity in restricted stock and performance share awards for the year ended December 31, 2022 was as follows:

	Shares/Units	Weighted- Average Grant Date Fair Value Per Share/Units
Restricted Stock:
Nonvested balance, January 1, 2022	1,817,732	$68.09
Granted	1,001,259	$75.13
Vested	(758,006)	$58.83
Forfeited	(68,940)	$76.65
Nonvested balance, December 31, 2022	1,992,045	$77.93
Performance Share Awards:
Nonvested balance, January 1, 2022	1,412,149	$61.22
Granted	1,597,586	$58.67
Vested	(1,563,850)	$56.08
Forfeited	(308,803)	$74.01
Nonvested balance, December 31, 2022	1,137,082	$71.17

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2021 and 2020 was $82.69 and $68.25 respectively. The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2021 and 2020 was $54.82 and $46.09, respectively.

The total fair value of restricted stock and performance share awards vested was $175 million, $186 million and $177 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options – Options typically vest within three years after the date of grant and have a maximum term of ten years. The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant. The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2022	2021	2020
Expected volatility(a)	17.91 – 19.37%	17.32 – 17.75%	14.63 – 16.31%
Expected dividends	2.32 – 2.50%	2.30 – 2.44%	2.50 – 2.72%
Expected term (years)(b)	6.5	7.0	7.0
Risk-free rate	1.91 – 3.85%	0.80 – 1.27%	0.49 – 1.52%
______________________
(a)Based on historical experience.
(b)Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2022 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2022	10,013,312	$44.87
Granted	1,304,270	$75.28
Exercised	(594,220)	$23.77
Forfeited	(23,952)	$78.33
Balance, December 31, 2022	10,699,410	$49.67	5.7	$363

Exercisable, December 31, 2022	8,152,185	$41.28	4.8	$345

The weighted-average grant date fair value of options granted was $10.49, $9.82 and $7.08 per share for the years ended December 31, 2022, 2021 and 2020, respectively. The total intrinsic value of stock options exercised was approximately $37 million, $49 million and $71 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Cash received from option exercises was approximately $14 million, $15 million and $30 million for the years ended December 31, 2022, 2021 and 2020, respectively. The tax benefits realized from options exercised were approximately $9 million, $11 million and $17 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation		Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Balances, December 31, 2019	$(27)		$11		$(114)		$(42)		$3	$(169)
Other comprehensive income before reclassifications	—		12		37		13		1	63
Amounts reclassified from AOCI	12	(a)	(3)	(b)	2	(c)	—		—	11
Net other comprehensive income	12		9		39		13		1	74
Less other comprehensive income attributable to noncontrolling interests	—		—		—		(7)		—	(7)
Impact of disposal of a business	23	(d)	—		—		(13)	(d)	—	10
Balances, December 31, 2020	8		20		(75)		(49)		4	(92)
Other comprehensive income (loss) before reclassifications	—		(11)		95		(1)		1	84
Amounts reclassified from AOCI	6	(a)	(4)	(b)	5	(c)	—		—	7
Net other comprehensive income (loss)	6		(15)		100		(1)		1	91
Less other comprehensive loss attributable to noncontrolling interests	—		—		—		1		—	1
Balances, December 31, 2021	14		5		25		(49)		5	—
Other comprehensive income (loss) before reclassifications	—		(84)		(133)		(44)		1	(260)
Amounts reclassified from AOCI	6	(a)	10	(b)	7	(c)	—		—	23
Net other comprehensive income (loss)	6		(74)		(126)		(44)		1	(237)
Less other comprehensive loss attributable to noncontrolling interests	—		—		—		19		—	19
Balances, December 31, 2022	$20		$(69)		$(101)		$(74)		$6	$(218)
Attributable to noncontrolling interests	$—		$—		$—		$(14)		$—	$(14)
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies

Commitments – NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL include, among other things, the cost for construction of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for development, construction and maintenance of its competitive energy businesses. Also see Note 4 – Contingent Consideration and Note 6 – RNG Acquisition.

At December 31, 2022, estimated capital expenditures, on an accrual basis, for 2023 through 2027 were as follows:

	2023	2024	2025	2026	2027	Total
	(millions)
FPL:
Generation:(a)
New(b)	$3,060	$2,315	$2,820	$3,670	$3,150	$15,015
Existing	1,615	1,175	1,045	1,280	1,465	6,580
Transmission and distribution(c)	3,545	3,975	3,645	3,340	3,575	18,080
Nuclear fuel	125	160	200	200	225	910
General and other	675	455	515	385	525	2,555
Total	$9,020	$8,080	$8,225	$8,875	$8,940	$43,140
NEER:(d)
Wind(e)	$2,650	$1,095	$315	$20	$20	$4,100
Solar(f)	4,020	1,145	225	—	—	5,390
Other clean energy(g)	1,175	350	55	75	45	1,700
Nuclear, including nuclear fuel	95	215	145	260	285	1,000
Rate-regulated transmission	170	65	45	10	10	300
Other	765	180	95	115	60	1,215
Total	$8,875	$3,050	$880	$480	$420	$13,705
______________________
(a)Includes AFUDC of approximately $105 million, $105 million, $90 million, $125 million and $115 million for 2023 through 2027, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $60 million, $50 million, $55 million, $30 million and $30 million for 2023 through 2027, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 2,955 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 6,618 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects and renewable fuels projects.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates. For example, the timing and ultimate cost associated with solar capital expenditures may vary due to supply chain disruptions from Southeast Asian locations.

In addition to guarantees noted in Note 8 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $495 million at December 31, 2022. These obligations primarily related to guaranteeing the residual value of certain financing leases. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At December 31, 2022, NEER has entered into contracts with expiration dates through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel. Approximately $3.7 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2041.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The required capacity and/or minimum payments under contracts, including those discussed above at December 31, 2022, were estimated as follows:

	2023	2024	2025	2026	2027	Thereafter
	(millions)
FPL(a)	$1,040	$970	$940	$930	$850	$8,075
NEER(b)(c)(d)	$2,995	$1,145	$135	$90	$80	$510
_______________________
(a)Includes approximately $410 million, $410 million, $405 million, $400 million, $400 million and $5,560 million in 2023 through 2027 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection, LLC. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $418 million, $419 million and $386 million for the years ended December 31, 2022, 2021 and 2020, respectively, of which $102 million, $105 million and $108 million, respectively, were eliminated in consolidation at NEE.
(b)Excludes commitments related to equity contributions and a 20-year natural gas transportation agreement (approximately $70 million per year) with a joint venture, in which NEER has a 32.2% equity investment, that is constructing a natural gas pipeline. These commitments are subject to the completion of construction of the pipeline which has a very low probability of completion. See Note 4 – Nonrecurring Fair Value Measurements.
(c)Includes approximately $260 million of commitments to invest in technology and other investments through 2031. See Note 9 – Other.
(d)Includes approximately $205 million, $865 million, $5 million, $5 million, $0 million and $0 million for 2023 through 2027 and thereafter, respectively, of joint obligations of NEECH and NEER.

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

16. Segment Information

The tables below present information for NEE's two reportable segments, FPL, a rate-regulated utility business, and NEER, which is comprised of competitive energy and rate-regulated transmission businesses. Corporate and Other represents other business activities, includes eliminating entries, and may include the net effect of rounding. Effective January 1, 2022, the previous segments known as the FPL segment and Gulf Power are no longer separate reportable segments. See Note 1 – Basis of Presentation and Note 6 – Merger of FPL and Gulf Power Company. Prior year amounts for FPL and Corporate and Other were retrospectively adjusted to reflect this segment change. See Note 2 for information regarding NEE's and FPL's operating revenues.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's segment information is as follows:

	2022
	FPL		NEER(a)		Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$17,282		$3,720		$(46)	$20,956
Operating expenses – net	$11,992	(b)	$5,140		$265	$17,397
Gains (losses) on disposal of businesses/assets – net	$4		$536		$(18)	$522
Interest expense	$768		$128		$(311)	$585
Depreciation and amortization	$2,695		$1,722		$86	$4,503
Equity in earnings of equity method investees	$—		$202		$1	$203
Income tax expense (benefit)	$947	(c)	$(391)	(c)	$30	$586
Net income (loss)	$3,701		$(616)		$161	$3,246
Net loss attributable to noncontrolling interests	$—		$901		$—	$901
Net income attributable to NEE	$3,701		$285		$161	$4,147
Capital expenditures, independent power and other investments and nuclear fuel purchases	$9,185		$9,645		$453	$19,283
Property, plant and equipment – net	$64,693		$45,840		$526	$111,059
Total assets	$86,559		$70,713		$1,663	$158,935
Investment in equity method investees	$—		$6,572		$10	$6,582
_________________________
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)FPL's income statement line for total operating expenses – net includes gains (losses) on disposal of businesses/assets – net.
(c)Includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 – Income Taxes.

	2021
	FPL		NEER(a)		Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$14,102		$3,053		$(86)	$17,069
Operating expenses – net	$9,587	(b)	$4,434		$212	$14,233
Gains (losses) on disposal of businesses/assets – net	$1		$78		$(2)	$77
Interest expense	$615		$367		$288	$1,270
Depreciation and amortization	$2,266		$1,576		$82	$3,924
Equity in earnings of equity method investees	$—		$666		$—	$666
Income tax expense (benefit)	$838		$(395)	(c)	$(95)	$348
Net income (loss)	$3,206		$(147)		$(232)	$2,827
Net loss attributable to noncontrolling interests	$—		$746		$—	$746
Net income (loss) attributable to NEE	$3,206		$599		$(232)	$3,573
Capital expenditures, independent power and other investments and nuclear fuel purchases	$7,570		$8,363		$144	$16,077
Property, plant and equipment – net	$58,227		$40,900		$221	$99,348
Total assets	$78,067		$62,113		$732	$140,912
Investment in equity method investees	$—		$6,150		$9	$6,159
_________________________
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)FPL's income statement line for total operating expenses – net includes gains (losses) on disposal of businesses/assets – net.
(c)Includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 – Income Taxes.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

	2020
	FPL	NEER(a)		Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$13,060	$5,046		$(109)	$17,997
Operating expenses – net	$8,940	$4,125		$169	$13,234
Gains (losses) on disposal of businesses/assets – net	$—	$363		$(10)	$353
Interest expense	$641	$659		$650	$1,950
Depreciation and amortization	$2,526	$1,460		$66	$4,052
Equity in losses of equity method investees	$—	$(1,351)		$—	$(1,351)
Income tax expense (benefit)	$678	$(416)	(b)	$(218)	$44
Net income (loss)	$2,890	$(19)		$(502)	$2,369
Net loss attributable to noncontrolling interests	$—	$550		$—	$550
Net income (loss) attributable to NEE	$2,890	$531		$(502)	$2,919
Capital expenditures, independent power and other investments and nuclear fuel purchases	$7,679	$6,893		$38	$14,610
Property, plant and equipment – net	$53,879	$37,842		$82	$91,803
Total assets	$71,001	$55,633		$1,050	$127,684
Investment in equity method investees	$—	$5,713		$15	$5,728
_________________________
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)Includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 – Income Taxes.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2022, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2022.

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

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy and Management" and "Corporate Governance and Board Matters" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2023 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business – Information About Our Executive Officers.

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

Securities Authorized For Issuance Under Equity Compensation Plans(a)

NEE's equity compensation plan information at December 31, 2022 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,598,100	(a)	$49.67	(b)	64,026,892	(c)
Equity compensation plans not approved by security holders	—		—		—
Total	15,598,100		$49.67		64,026,892
______________________
(a)Includes an aggregate of 10,699,410 outstanding options, 3,163,736 unvested performance share awards (at maximum payout), 1,035,825 deferred fully vested performance shares, 203,949 deferred stock awards and 443,238 unvested restricted stock units (including future reinvested dividends) under the NextEra Energy, Inc. 2021 Long Term Incentive Plan and former LTIPs, and 51,942 fully vested shares deferred by directors under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, and its predecessors the FPL Group, Inc. 2007 Non-Employee Directors Stock Plan and the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan.
(b)Relates to outstanding options only.
(c)Includes 62,222,683 shares under the NextEra Energy, Inc. 2021 Long Term Incentive Plan and 1,804,210 shares under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan.

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

FPL – The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2022 and 2021. The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2022	2021
Audit fees(a)	$4,240,000	$3,834,000
Audit-related fees(b)	549,000	752,000
Tax fees(c)	570,000	404,000
All other fees(d)	180,000	57,000
Total	$5,539,000	$5,047,000
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
(b)Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and NEE's consolidated financial statements and are not reported under audit fees. These fees primarily relate to audits of subsidiary financial statements and financial systems pre-implementation internal control assessment.
(c)Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These fees primarily relate to research and development tax credit advice and planning services.
(d)All other fees consist of fees for products and services other than the services reported under the other named categories. In 2022, these fees relate to training and advisory services for Human Resources optimization, and in 2021, these fees relate to training and advisory services for development of a request for proposal on financial systems implementation services.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Permitted services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified permitted services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any permitted service for which the fee is expected to exceed $500,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2022 and 2021, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits and Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	56
		Attestation Report of Independent Registered Public Accounting Firm	57
		Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	58
		NEE:
		Consolidated Statements of Income	60
		Consolidated Statements of Comprehensive Income	61
		Consolidated Balance Sheets	62
		Consolidated Statements of Cash Flows	63
		Consolidated Statements of Equity	64
		FPL:
		Consolidated Statements of Income	65
		Consolidated Balance Sheets	66
		Consolidated Statements of Cash Flows	67
		Consolidated Statements of Common Shareholder's Equity	68
		Notes to Consolidated Financial Statements	69 – 112

	2.	Financial Statement Schedules – Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)
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
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, as amended, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 1996, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated September 10, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated November 19, 2015, File No. 2-27612; Exhibit 4(b) to Form 10-K for the year ended December 31, 2017, File No. 2-27612; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2018, File No. 2-27612; Exhibit 4(j), File Nos. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(k), File Nos. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2019, File No. 2-27612; Exhibit 4(f) to Form 10-Q for the quarter ended September 30, 2019, File No. 2-27612; Exhibit 4(e) to Form 10-Q for the quarter ended March 31, 2020, File No. 2-27612; and Exhibit 4(b) to Form 10-K for the year ended December 31, 2020, File No. 2-27612); Exhibit 4(b) to Form 10-K for the year ended December 31, 2021, File No. 2-27612; and Exhibit 4(c) to Form 10-K for the year ended December 31, 2021, File No. 2-27612
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
		x	x

Exhibit Number	Description	NEE	FPL
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
*4(j)
Officer's Certificate of Florida Power & Light Company, dated January 14, 2022, creating the Floating Rate Notes, Series due January 12, 2024 (filed as Exhibit 4(l) to Form 10-K for the year ended December 31, 2021, File No. 2-27612)
		x	x
*4(k)
Officer's Certificate of Florida Power & Light Company, dated June 7, 2022, creating the Floating Rate Notes, Series due June 15, 2072 (filed as Exhibit 4 to Form 8-K dated June 7, 2022, File No. 2-27612)
		x	x
*4(l)
Indenture (For Unsecured Debt Securities), dated as of June 1, 1999, between FPL Group Capital Inc and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)
x
*4(m)
First Supplemental Indenture to Indenture (For Unsecured Debt Securities) dated as of June 1, 1999, dated as of September 21, 2012, between NextEra Energy Capital Holdings, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2012, File No. 1-8841)
x
*4(n)
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
x
*4(q)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 9, 2019, creating the Series J Debentures due September 1, 2024 (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2019, File No. 1-8841)
x
*4(r)
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
x

Exhibit Number	Description	NEE	FPL
*4(w)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 17, 2021, creating the 0.65% Debentures, Series due March 1, 2023 (filed as Exhibit 4(ak), File Nos. 333-254632, 333-254632-01 and 333-254632-02)
x
*4(x)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 17, 2021, creating the Floating Rate Debentures, Series due March 1, 2023 (filed as Exhibit 4(al), File Nos. 333-254632, 333-254632-01 and 333-254632-02)
x
*4(y)
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
x
*4(gg)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 23, 2022, creating the 4.20% Debentures, Series due June 20, 2024 (filed as Exhibit 4(a) to Form 8-K dated June 23, 2022, File No. 1-8841)
x
*4(hh)
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
x
*4(jj)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 23, 2022, creating the 5.00% Debentures, Series due July 15, 2032 (filed as Exhibit 4(d) to Form 8-K dated June 23, 2022, File No. 1-8841)
x
*4(kk)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 19, 2022, creating the Series M Debentures due September 1, 2027 (filed as Exhibit 4(e) to Form 10-Q quarter ended September 30, 2022, File No. 1-8841)
x
*4(ll)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 9, 2023, creating the 4.90% Debentures, Series due February 28, 2028 (filed as Exhibit 4(a) to Form 8-K dated February 9, 2023, File No. 1-8841)
x
*4(mm)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 9, 2023, creating the 5.00% Debentures, Series due February 28, 2030 (filed as Exhibit 4(b) to Form 8-K dated February 9, 2023, File No. 1-8841)
x
*4(nn)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 9, 2023, creating the 5.05% Debentures, Series due February 28, 2033 (filed as Exhibit 4(c) to Form 8-K dated February 9, 2023, File No. 1-8841)
x
*4(oo)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 9, 2023, creating the 5.25% Debentures, Series due February 28, 2053 (filed as Exhibit 4(d) to Form 8-K dated February 9, 2023, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*4(pp)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of March 1, 2004, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x
*4(qq)
Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1, 2006, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(rr)
First Supplemental Indenture to Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1, 2006, dated as of November 19, 2012, between NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. as Guarantor, and The Bank of New York Mellon, as Trustee (filed as Exhibit 2 to Form 8-A dated January 16, 2013, File No. 1-33028)
x
*4(ss)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(tt)
Replacement Capital Covenant, dated September 19, 2006, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(uu)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated September 19, 2006, by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(cc) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)
x
*4(vv)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(ww)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(xx)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated June 12, 2007 by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(hh) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)
x
*4(yy)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated September 29, 2017, creating the Series L Junior Subordinated Debentures due September 29, 2057 (filed as Exhibit 4(c) to Form 8-K dated September 29, 2017, File No. 1-8841)
x
*4(zz)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated November 2, 2017, creating the Series M Junior Subordinated Debentures due December 1, 2077 (filed as Exhibit 4(a) to Form 8-K dated November 2, 2017, File No. 1-8841)
x
*4(aaa)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated March 15, 2019, creating the Series N Junior Subordinated Debentures due March 1, 2079 (filed as Exhibit 4 to Form 8-K dated March 15, 2019, File No. 1-8841)
x
*4(bbb)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated April 4, 2019, creating the Series O Junior Subordinated Debentures due May 1, 2079 (filed as Exhibit 4(e) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(ccc)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated December 14, 2021, creating the Series P Junior Subordinated Debentures due March 15, 2082 (filed as Exhibit 4 to Form 8-K dated December 14, 2021, File No. 1-8841)
x
*4(ddd)
Purchase Contract Agreement, dated as of February 1, 2020, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2020, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*4(eee)
Pledge Agreement, dated as of February 1, 2020, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2020, File No. 1-8841)
x
*4(fff)
Purchase Contract Agreement, dated as of September 1, 2020, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(c) to Form 10-Q for the quarter ended September 30, 2020, File No. 1-8841)
x
*4(ggg)
Pledge Agreement, dated as of September 1, 2020, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(d) to Form 10-Q for the quarter ended September 30, 2020, File No. 1-8841)
x
*4(hhh)
Purchase Contract Agreement, dated as of September 1, 2022, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(c) to Form 10-Q for the quarter ended September 30, 2022, File No. 1-8841)
x
*4(iii)
Pledge Agreement, dated as of September 1, 2022, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and the Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(d) to Form 10-Q for the quarter ended September 30, 2022, File No. 1-8841)
x
*4(jjj)
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
		x	x
4(kkk)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	x
*10(a)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (SERP) (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(b)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005 (Restated SERP) (filed as Exhibit 10(b) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
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
*10(x)
Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2022, File No. 1-8841)
		x	x
*10(y)
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
		x	x
*10(bb)	Form of Deferred Stock Award Agreement under NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x

Exhibit Number	Description	NEE	FPL
*10(cc)	NextEra Energy, Inc. 2013 Executive Annual Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 11, 2012, File No. 1-8841)	x	x
*10(dd)	NextEra Energy, Inc. 2023 Executive Annual Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated December 16, 2022, File No. 1-8841)	x	x
*10(ee)
NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005 as amended and restated through February 11, 2016 (filed as Exhibit 10(h) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(ff)	FPL Group, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(gg)	FPL Group, Inc. Executive Long-Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(hh)
FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)
x
*10(ii)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(jj)	NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, as amended and restated as of May 18, 2017 (filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2017, File No. 1-8841)	x
*10(kk)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2021 (filed as Exhibit 10(bb) to Form 10-K for the year ended December 31, 2020, File No. 1-8841)	x
*10(ll)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2022 (filed as Exhibit 10(jj) to Form 10-K for the year ended December 31, 2021, File No. 1-8841)	x
10(mm)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2023	x
*10(nn)
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
*10(vv)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Robert P. Coffey dated as of June 14, 2021 (filed as Exhibit 10(e) to Form 10-Q for the quarter ended June 30, 2021, File No. 1-8841)
		x	x

Exhibit Number	Description	NEE	FPL
*10(ww)
Executive Retention Employment Agreement between NextEra Energy, Inc. and T. Kirk Crews II dated as of March 1, 2022 (filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 2022, File No. 1-8841)
		x	x
10(xx)	Executive Retention Employment Agreement between NextEra Energy, Inc. and Mark Lemasney dated as of January 1, 2023	x	x
*10(yy)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(zz)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
*10(aaa)	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8-K dated July 1, 2014, File No. 1-36518)	x
*10(bbb)	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2021, File No. 1-36518)	x
*10(ccc)
Confirmation of Post-Retirement Covenants Agreement and Release, dated as of January 23, 2023, between Eric E. Silagy and NextEra Energy, Inc. (filed as Exhibit 10 to Form 8-K dated January 23, 2023, File No. 1-8841)
		x	x
21	Subsidiaries of NextEra Energy, Inc.	x
22	Guaranteed Securities	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

NextEra Energy, Inc.

JOHN W. KETCHUM
John W. Ketchum Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 17, 2023:

TERRELL KIRK CREWS II	JAMES M. MAY
Terrell Kirk Crews II Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

NICOLE S. ARNABOLDI	AMY B. LANE
Nicole S. Arnaboldi	Amy B. Lane
SHERRY S. BARRAT	DAVID L. PORGES
Sherry S. Barrat	David L. Porges
JAMES L. CAMAREN	RUDY E. SCHUPP
James L. Camaren	Rudy E. Schupp
KENNETH B. DUNN	JOHN L. SKOLDS
Kenneth B. Dunn	John L. Skolds
NAREN K. GURSAHANEY	JOHN A. STALL
Naren K. Gursahaney	John A. Stall
KIRK S. HACHIGAN	DARRYL L. WILSON
Kirk S. Hachigian	Darryl L. Wilson

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities and on the date indicated.

Florida Power & Light Company

ARMANDO PIMENTEL, JR.
Armando Pimentel, Jr. President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 17, 2023:

TERRELL KIRK CREWS II	KEITH FERGUSON
Terrell Kirk Crews II Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Keith Ferguson Controller (Principal Accounting Officer)

Director:

JOHN W. KETCHUM
John W. Ketchum

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.