Form 10-Q
period 2023-03-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2023-04-26
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at March 31, 2023: 2,023,421,945

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at March 31, 2023, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2021 rate agreement	December 2021 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding
AFUDC	allowance for funds used during construction
AFUDC – equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
CSCS agreement	amended and restated cash sweep and credit support agreement
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NextEra Energy Resources subsidiary
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP, a subsidiary of NEP
net generation	net ownership interest in plant(s) generation
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PTC	production tax credit
regulatory ROE	return on common equity as determined for regulatory purposes
RNG	renewable natural gas
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources' subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America

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
•Any reductions or modifications to, or the elimination of, governmental incentives or policies that support utility scale renewable energy, including, but not limited to, tax laws, policies and incentives, renewable portfolio standards and feed-in-tariffs, or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEE and FPL abandoning the development of renewable energy projects, a loss of investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE and FPL's business, financial condition, results of operations and prospects.
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
•Allegations of violations of law by FPL or NEE have the potential to result in fines, penalties, or other sanctions or effects, as well as cause reputational damage for FPL and NEE, and could hamper FPL’s and NEE’s effectiveness in interacting with governmental authorities.
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
•Threats of terrorism and catastrophic events that could result from geopolitical factors, terrorism, cyberattacks, or individuals and/or groups attempting to disrupt NEE's and FPL's business, or the businesses of third parties, may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.
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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K), and investors should refer to that section of the 2022 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING REVENUES	$6,716	$2,890
OPERATING EXPENSES
Fuel, purchased power and interchange	1,367	1,366
Other operations and maintenance	1,067	959
Depreciation and amortization	822	885
Taxes other than income taxes and other – net	516	478
Total operating expenses – net	3,772	3,688
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	(2)	23
OPERATING INCOME (LOSS)	2,942	(775)
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,183)	142
Equity in earnings (losses) of equity method investees	101	(453)
Allowance for equity funds used during construction	31	37
Gains (Losses) on disposal of investments and other property – net	(4)	18
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	94	(136)
Other net periodic benefit income	60	70
Other – net	130	45
Total other deductions – net	(771)	(277)
INCOME (LOSS) BEFORE INCOME TAXES	2,171	(1,052)
INCOME TAX EXPENSE (BENEFIT)	386	(359)
NET INCOME (LOSS)	1,785	(693)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	301	242
NET INCOME (LOSS) ATTRIBUTABLE TO NEE	$2,086	$(451)
Earnings (loss) per share attributable to NEE:
Basic	$1.04	$(0.23)
Assuming dilution	$1.04	$(0.23)

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
NET INCOME (LOSS)	$1,785	$(693)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (loss) (net of $0 tax benefit and $1 tax benefit, respectively)	1	4
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $3 tax expense and $11 tax benefit, respectively)	9	(30)
Reclassification from accumulated other comprehensive income (loss) to net income (loss) (net of $1 tax benefit and $0 tax expense, respectively)	5	—
Defined benefit pension and other benefits plans:
Reclassification from accumulated other comprehensive income (loss) to net income (loss) (net of $0 tax benefit and $0 tax expense, respectively)	1	—
Net unrealized gains on foreign currency translation	3	12
Total other comprehensive income (loss), net of tax	19	(14)
COMPREHENSIVE INCOME (LOSS)	1,804	(707)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	300	236
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NEE	$2,104	$(471)

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,275	$1,601
Customer receivables, net of allowances of $33 and $54, respectively	3,275	4,349
Other receivables	657	744
Materials, supplies and fuel inventory	1,915	1,934
Regulatory assets	2,428	2,165
Derivatives	1,682	1,590
Other	1,317	1,107
Total current assets	13,549	13,490
Other assets:
Property, plant and equipment – net ($23,072 and $22,927 related to VIEs, respectively)	114,929	111,059
Special use funds	7,862	7,496
Investment in equity method investees	7,004	6,582
Prepaid benefit costs	1,881	1,832
Regulatory assets	6,058	5,992
Derivatives	1,910	1,935
Goodwill	5,184	4,854
Other	6,980	5,695
Total other assets	151,808	145,445
TOTAL ASSETS	$165,357	$158,935
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$2,843	$1,709
Other short-term debt	1,868	1,368
Current portion of long-term debt ($59 and $61 related to VIEs, respectively)	6,923	6,633
Accounts payable ($974 and $1,250 related to VIEs, respectively)	6,499	8,312
Customer deposits	583	560
Accrued interest and taxes	951	719
Derivatives	1,512	2,102
Accrued construction-related expenditures	1,456	1,760
Regulatory liabilities	359	350
Other	2,383	3,182
Total current liabilities	25,377	26,695
Other liabilities and deferred credits:
Long-term debt ($1,089 and $1,108 related to VIEs, respectively)	59,007	55,256
Asset retirement obligations	3,285	3,245
Deferred income taxes	9,468	9,072
Regulatory liabilities	9,775	9,626
Derivatives	2,488	2,909
Other	2,978	2,696
Total other liabilities and deferred credits	87,001	82,804
TOTAL LIABILITIES	112,378	109,499
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIE	856	1,110
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 2,023 and 1,987, respectively)	20	20
Additional paid-in capital	15,214	12,720
Retained earnings	27,862	26,707
Accumulated other comprehensive loss	(200)	(218)
Total common shareholders' equity	42,896	39,229
Noncontrolling interests ($9,113 and $9,092 related to VIEs, respectively)	9,227	9,097
TOTAL EQUITY	52,123	48,326
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$165,357	$158,935

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,785	$(693)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	822	885
Nuclear fuel and other amortization	71	75
Unrealized losses (gains) on marked to market derivative contracts – net	(610)	1,634
Foreign currency transaction gains	(2)	(20)
Deferred income taxes	349	(14)
Cost recovery clauses and franchise fees	263	(12)
Equity in losses (earnings) of equity method investees	(101)	453
Distributions of earnings from equity method investees	217	120
Losses (gains) on disposal of businesses, assets and investments – net	6	(41)
Recoverable storm-related costs	(188)	—
Other – net	(222)	54
Changes in operating assets and liabilities:
Current assets	1,167	(183)
Noncurrent assets	(90)	(23)
Current liabilities	(1,742)	(302)
Noncurrent liabilities	(52)	29
Net cash provided by operating activities	1,673	1,962
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,241)	(2,167)
Independent power and other investments of NEER	(4,951)	(2,593)
Nuclear fuel purchases	(47)	(20)
Other capital expenditures	(6)	(113)
Sale of independent power and other investments of NEER	305	184
Proceeds from sale or maturity of securities in special use funds and other investments	760	1,084
Purchases of securities in special use funds and other investments	(1,613)	(1,212)
Other – net	(24)	144
Net cash used in investing activities	(7,817)	(4,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	6,655	4,309
Retirements of long-term debt	(2,601)	(493)
Net change in commercial paper	1,135	373
Proceeds from other short-term debt	700	700
Repayments of other short-term debt	(200)	—
Payments from (to) related parties under a cash sweep and credit support agreement – net	(277)	78
Issuances of common stock/equity units – net	2,502	1
Dividends on common stock	(930)	(836)
Other – net	(94)	21
Net cash provided by financing activities	6,890	4,153
Effects of currency translation on cash, cash equivalents and restricted cash	2	—
Net increase in cash, cash equivalents and restricted cash	748	1,422
Cash, cash equivalents and restricted cash at beginning of period	3,441	1,316
Cash, cash equivalents and restricted cash at end of period	$4,189	$2,738
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$549	$243
Cash paid (received) for income taxes – net	$2	$(40)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$5,522	$4,954
Decrease in property, plant and equipment – net and contract liabilities (2023 activity, see Note 11)	$81	$551

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended March 31, 2023	Shares	Aggregate Par Value
Balances, December 31, 2022	1,987	$20	$12,720	$(218)	$26,707	$39,229	$9,097	$48,326	$1,110
Net income (loss)	—	—	—	—	2,086	2,086	(318)		17
Share-based payment activity	3	—	(16)	—	—	(16)	—		—
Dividends on common stock(a)	—	—	—	—	(930)	(930)	—		—
Other comprehensive income	—	—	—	18	—	18	1		—
Issuances of common stock/equity units – net	33	—	2,513	—	—	2,513	—		—
Other differential membership interests activity	—	—	(3)	—	—	(3)	346		(271)
Other	—	—	—	—	(1)	(1)	101		—
Balances, March 31, 2023	2,023	$20	$15,214	$(200)	$27,862	$42,896	$9,227	$52,123	$856
———————————————
(a)Dividends per share were $0.4675 for the three months ended March 31, 2023.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended March 31, 2022	Shares	Aggregate Par Value
Balances, December 31, 2021	1,963	$20	$11,271	$—	$25,911	$37,202	$8,222	$45,424	$245
Net income (loss)	—	—	—	—	(451)	(451)	(247)		5
Share-based payment activity	1	—	(6)	—	—	(6)	—		—
Dividends on common stock(a)	—	—	—	—	(836)	(836)	—		—
Other comprehensive income (loss)	—	—	—	(20)	—	(20)	6		—
Other differential membership interests activity	—	—	(1)	—	—	(1)	159		(46)
Other	—	—	(2)	—	1	(1)	22		(1)
Balances, March 31, 2022	1,964	$20	$11,262	$(20)	$24,625	$35,887	$8,162	$44,049	$203
_______________________
(a)Dividends per share were $0.425 for the three months ended March 31, 2022.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING REVENUES	$3,919	$3,712
OPERATING EXPENSES
Fuel, purchased power and interchange	1,214	1,200
Other operations and maintenance	380	396
Depreciation and amortization	335	463
Taxes other than income taxes and other – net	444	410
Total operating expenses – net	2,373	2,469
OPERATING INCOME	1,546	1,243
OTHER INCOME (DEDUCTIONS)
Interest expense	(249)	(173)
Allowance for equity funds used during construction	30	34
Other – net	5	—
Total other deductions – net	(214)	(139)
INCOME BEFORE INCOME TAXES	1,332	1,104
INCOME TAXES	262	229
NET INCOME(a)	$1,070	$875
_______________________
(a)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$99	$25
Customer receivables, net of allowances of $5 and $7, respectively	1,617	1,739
Other receivables	303	332
Materials, supplies and fuel inventory	1,170	1,159
Regulatory assets	2,419	2,155
Other	154	143
Total current assets	5,762	5,553
Other assets:
Electric utility plant and other property – net	65,646	64,693
Special use funds	5,471	5,221
Prepaid benefit costs	1,763	1,732
Regulatory assets	5,548	5,484
Goodwill	2,989	2,989
Other	846	887
Total other assets	82,263	81,006
TOTAL ASSETS	$88,025	$86,559
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$—	$1,709
Other short-term debt	200	200
Current portion of long-term debt	2,531	1,547
Accounts payable	916	1,377
Customer deposits	565	543
Accrued interest and taxes	604	362
Accrued construction-related expenditures	501	559
Regulatory liabilities	358	349
Other	707	1,197
Total current liabilities	6,382	7,843
Other liabilities and deferred credits:
Long-term debt	20,926	19,455
Asset retirement obligations	2,116	2,108
Deferred income taxes	8,675	8,376
Regulatory liabilities	9,604	9,458
Other	422	399
Total other liabilities and deferred credits	41,743	39,796
TOTAL LIABILITIES	48,125	47,639
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	23,471	23,561
Retained earnings	15,056	13,986
TOTAL EQUITY	39,900	38,920
TOTAL LIABILITIES AND EQUITY	$88,025	$86,559

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,070	$875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	335	463
Nuclear fuel and other amortization	40	45
Deferred income taxes	220	191
Cost recovery clauses and franchise fees	263	(12)
Recoverable storm-related costs	(188)	—
Other – net	5	(7)
Changes in operating assets and liabilities:
Current assets	172	(54)
Noncurrent assets	(54)	(26)
Current liabilities	(200)	11
Noncurrent liabilities	16	45
Net cash provided by operating activities	1,679	1,531
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,241)	(2,167)
Nuclear fuel purchases	(33)	(5)
Proceeds from sale or maturity of securities in special use funds	486	693
Purchases of securities in special use funds	(523)	(722)
Other – net	(16)	(15)
Net cash used in investing activities	(2,327)	(2,216)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	2,494	2,498
Retirements of long-term debt	(15)	—
Net change in commercial paper	(1,709)	198
Dividends to NEE	—	(2,000)
Other – net	(39)	(22)
Net cash provided by financing activities	731	674
Net increase (decrease) in cash, cash equivalents and restricted cash	83	(11)
Cash, cash equivalents and restricted cash at beginning of period	58	108
Cash, cash equivalents and restricted cash at end of period	$141	$97
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$191	$109
Cash paid for income taxes – net	$45	$28
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$804	$802

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended March 31, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2022	$1,373	$23,561	$13,986	$38,920
Net income	—	—	1,070
Distribution of a subsidiary to NEE	—	(90)	—
Balances, March 31, 2023	$1,373	$23,471	$15,056	$39,900

Three Months Ended March 31, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2021	$1,373	$19,936	$12,285	$33,594
Net income	—	—	875
Dividends to NEE	—	—	(2,000)
Balances, March 31, 2022	$1,373	$19,936	$11,160	$32,469

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2022 Form 10-K. In the opinion of NEE and FPL management, all adjustments considered necessary for fair financial statement presentation have been made. All adjustments are normal and recurring unless otherwise noted. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 2) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $5.7 billion ($3.9 billion at FPL) and $5.0 billion ($3.7 billion at FPL) for the three months ended March 31, 2023 and 2022, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL's retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At March 31, 2023 and December 31, 2022, FPL's unbilled revenues amounted to approximately $681 million and $661 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of March 31, 2023, FPL expects to record approximately $380 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2023 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2036, certain power purchase agreements with maturity dates through 2036, and capacity sales associated with natural gas transportation through 2062. At March 31, 2023, NEER expects to record approximately $1.2 billion of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in each respective contract.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. At March 31, 2023, NEE's AOCI included immaterial amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at March 31, 2023 and December 31, 2022, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2023
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$3,433	$6,071	$2,217	$(8,486)	$3,235
Interest rate contracts	$—	$372	$—	$(15)	357
Foreign currency contracts	$—	$—	$—	$—	—
Total derivative assets					$3,592

FPL – commodity contracts	$—	$7	$30	$(5)	$32

Liabilities:
NEE:
Commodity contracts	$5,308	$6,136	$1,761	$(9,829)	$3,376
Interest rate contracts	$—	$495	$—	$(15)	480
Foreign currency contracts	$—	$144	$—	$—	144
Total derivative liabilities					$4,000

FPL – commodity contracts	$—	$6	$41	$(5)	$42

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$1,682
Noncurrent derivative assets(c)					1,910
Total derivative assets					$3,592
Current derivative liabilities(d)					$1,512
Noncurrent derivative liabilities(e)					2,488
Total derivative liabilities					$4,000

Net fair value by FPL balance sheet line item:
Current other assets					$21
Noncurrent other assets					11
Total derivative assets					$32
Current other liabilities					$22
Noncurrent other liabilities					20
Total derivative liabilities					$42
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
(b)Reflects the netting of approximately $124 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $122 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $620 million in margin cash collateral paid to counterparties.
(e)Reflects the netting of approximately $969 million in margin cash collateral paid to counterparties.

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

At March 31, 2023 and December 31, 2022, NEE had approximately $37 million (none at FPL) and $106 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at March 31, 2023 and December 31, 2022, NEE had approximately $278 million (none at FPL) and $268 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at March 31, 2023 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	March 31, 2023		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$309	$547	Discounted cash flow	Forward price (per MWh)	$(10)	—	$441	$51
Forward contracts – gas	296	90	Discounted cash flow	Forward price (per MMBtu)	$2	—	$17	$4
Forward contracts – congestion	71	23	Discounted cash flow	Forward price (per MWh)	$(21)	—	$27	$1
Options – power	106	17	Option models	Implied correlations	44%	—	88%	53%
				Implied volatilities	46%	—	229%	94%
Options – primarily gas	614	481	Option models	Implied correlations	44%	—	88%	53%
				Implied volatilities	22%	—	145%	59%
Full requirements and unit contingent contracts	691	399	Discounted cash flow	Forward price (per MWh)	$4	—	$338	$70
				Customer migration rate(b)	—%	—	103%	7%
Forward contracts – other	130	204
Total	$2,217	$1,761
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2023		2022
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$(854)	$9	$170	$8
Realized and unrealized gains (losses):
Included in operating revenues	1,208	—	(1,535)	—
Included in regulatory assets and liabilities	(17)	(17)	(19)	(19)
Purchases	214	—	183	—
Settlements	(304)	(3)	250	1
Issuances	(74)	—	(98)	—
Transfers in(a)	9	—	—	—
Transfers out(a)	274	—	(23)	—
Fair value of net derivatives based on significant unobservable inputs at March 31	$456	$(11)	$(1,072)	$(10)
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$797	$—	$(1,405)	$—
———————————————
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2023	2022
	(millions)
Commodity contracts(a) – operating revenues (including $1,142 unrealized gains and $2,127 unrealized losses, respectively)	$1,019	$(2,389)
Foreign currency contracts – interest expense (including $15 unrealized losses and $4 unrealized gains, respectively)	(18)	1
Interest rate contracts – interest expense (including $517 unrealized losses and $489 unrealized gains, respectively)	(484)	471
Losses reclassified from AOCI to interest expense:
Interest rate contracts	—	(5)
Foreign currency contracts	(1)	(1)
Total	$516	$(1,923)
———————————————
(a)For the three months ended March 31, 2023 and 2022, FPL recorded losses of approximately $25 million and $12 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

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

	March 31, 2023				December 31, 2022
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(130)	MWh	—		(104)	MWh	—
Natural gas	(839)	MMBtu	971	MMBtu	(1,307)	MMBtu	258	MMBtu
Oil	(44)	barrels	—		(38)	barrels	—

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
At March 31, 2023 and December 31, 2022, NEE had interest rate contracts with a notional amount of approximately $25.6 billion and $19.7 billion, respectively, and foreign currency contracts with a notional amount of approximately $1.0 billion and $1.0 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At March 31, 2023 and December 31, 2022, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $5.8 billion ($37 million for FPL) and $7.4 billion ($15 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $775 million (none at FPL) at March 31, 2023 and $1,625 million (none at FPL) at December 31, 2022. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $3.5 billion ($5 million at FPL) at March 31, 2023 and $5.2 billion ($20 million at FPL) at December 31, 2022. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.6 billion ($70 million at FPL) at March 31, 2023 and $1.1 billion ($185 million at FPL) at December 31, 2022.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At March 31, 2023 and December 31, 2022, applicable NEE subsidiaries have posted approximately $19 million (none at FPL) and $59 million (none at FPL), respectively, in cash, and $510 million (none at FPL) and $1,192 million (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $507 million and $485 million at March 31, 2023 and December 31, 2022, respectively, and are included in noncurrent other assets on NEE's condensed consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2023
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$1,528	$—		$—	$1,528
FPL – equity securities	$116	$—		$—	$116
Special use funds:(b)
NEE:
Equity securities	$2,141	$2,537	(c)	$—	$4,678
U.S. Government and municipal bonds	$716	$58		$—	$774
Corporate debt securities	$6	$715		$—	$721
Asset-backed securities	$—	$645		$—	$645
Other debt securities	$3	$18		$—	$21
FPL:
Equity securities	$778	$2,309	(c)	$—	$3,087
U.S. Government and municipal bonds	$587	$25		$—	$612
Corporate debt securities	$6	$534		$—	$540
Asset-backed securities	$—	$467		$—	$467
Other debt securities	$3	$10		$—	$13
Other investments:(d)
NEE:
Equity securities	$50	$1		$—	$51
U.S. Government and municipal bonds	$279	$118		$—	$397
Corporate debt securities	$—	$341		$122	$463
Other debt securities	$—	$152		$11	$163
FPL:
Equity securities	$10	$—		$—	$10
Debt securities	$—	$114		$—	$114

———————————————
(a)Includes restricted cash equivalents of approximately $41 million ($33 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2022
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$961	$—		$—	$961
FPL – equity securities	$36	$—		$—	$36
Special use funds:(b)
NEE:
Equity securities	$2,062	$2,375	(c)	$—	$4,437
U.S. Government and municipal bonds	$641	$63		$—	$704
Corporate debt securities	$6	$716		$—	$722
Asset-backed securities	$—	$615		$—	$615
Other debt securities	$1	$19		$—	$20
FPL:
Equity securities	$743	$2,162	(c)	$—	$2,905
U.S. Government and municipal bonds	$505	$29		$—	$534
Corporate debt securities	$6	$547		$—	$553
Asset-backed securities	$—	$473		$—	$473
Other debt securities	$1	$11		$—	$12
Other investments:(d)
NEE:
Equity securities	$30	$1		$—	$31
U.S. Government and municipal bonds	$117	$118		$—	$235
Corporate debt securities	$—	$125		$108	$233
Other debt securities	$—	$57		$10	$67
FPL:
Equity securities	$9	$—		$—	$9
Debt securities	$—	$114		$—	$114
———————————————
(a)Includes restricted cash equivalents of approximately $69 million ($33 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Contingent Consideration – On March 31, 2021, a wholly owned subsidiary of NEET acquired GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance). The acquisition agreements are subject to earn-out provisions for additional payments by NEER related to the completion of capital expenditures for certain future development projects. NEECH guarantees the contingent consideration obligations under the GridLiance acquisition agreement. Significant inputs and assumptions used in the fair value measurement of the contingent consideration, some of which are Level 3 and require judgment, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates. The contingent consideration liabilities were valued at approximately $264 million as of the acquisition date. Approximately $128 million and $203 million of contingent consideration liabilities are included in noncurrent other liabilities on NEE's condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively. The decrease in contingent consideration liabilities is primarily due to a revised assessment of the likelihood of future payments expected under the purchase and sale agreement governing the acquisition of GridLiance.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2023			December 31, 2022
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$1,023	$1,024		$998	$999
Other receivables, net of allowances(b)	$236	$236		$221	$221
Long-term debt, including current portion	$65,930	$62,621	(c)	$61,889	$57,892	(c)
FPL:
Special use funds(a)	$752	$752		$744	$744
Long-term debt, including current portion	$23,457	$22,307	(c)	$21,002	$19,364	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Included in noncurrent other assets on NEE's condensed consolidated balance sheets (primarily Level 3).
(c)At March 31, 2023 and December 31, 2022, substantially all is Level 2 for NEE and FPL.

Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $7,861 million ($5,471 million for FPL) and $7,495 million ($5,220 million for FPL) at March 31, 2023 and December 31, 2022, respectively, and FPL's storm fund assets of $1 million and $1 million at March 31, 2023 and December 31, 2022, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $3,369 million ($1,877 million for FPL) and $2,858 million ($1,873 million for FPL) at March 31, 2023 and December 31, 2022, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2023 of approximately nine years at both NEE and FPL. Other investments primarily consist of debt securities with a weighted-average maturity at March 31, 2023 of approximately five years. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains (losses) recognized on equity securities held at March 31, 2023 and 2022 are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
	(millions)
Unrealized gains (losses)	$273	$(299)	$180	$(190)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
	(millions)
Realized gains	$8	$8	$7	$7
Realized losses	$38	$27	$30	$19
Proceeds from sale or maturity of securities	$428	$721	$299	$418

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(millions)
Unrealized gains	$18	$4	$13	$3
Unrealized losses(a)	$223	$285	$147	$193
Fair value	$2,181	$2,315	$1,212	$1,466
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at March 31, 2023 and December 31, 2022 were not material to NEE or FPL.

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

Nonrecurring Fair Value Measurements – NEE tests its equity method investments for impairment whenever events or changes in circumstances indicate that the investment may be impaired. On February 2, 2022, the U.S. Court of Appeals for the Fourth Circuit (the 4th Circuit) vacated and remanded Mountain Valley Pipeline, LLC’s (Mountain Valley Pipeline) Biological Opinion issued by the U.S. Fish and Wildlife Service. While NextEra Energy Resources continues to evaluate options and next steps with its joint venture partners, this event along with the 4th Circuit vacatur and remand of the U.S. Forest Service right-of-way grant on January 25, 2022 caused NextEra Energy Resources to re-evaluate its investment in Mountain Valley Pipeline for further other-than-temporary impairment, which evaluation coincided with the preparation of NEE's December 31, 2021 financial statements. As a result of this evaluation, it was determined that the continued legal and regulatory challenges have resulted in a very low probability of pipeline completion. Accordingly, NextEra Energy Resources performed a fair value analysis based on the market approach to determine the amount of the impairment. The challenges to complete construction and the resulting economic outlook for the pipeline were considered in determining the magnitude of the other-than-temporary impairment. Based on this fair value analysis, NextEra Energy Resources recorded an impairment charge of approximately $0.8 billion ($0.6 billion after tax) during the first quarter of 2022, which is reflected in equity in earnings of equity method investees in NEE’s condensed consolidated statements of income for the three months ended March 31, 2022. This impairment charge resulted in the complete write off of NextEra Energy Resources’ equity method investment carrying amount of approximately $0.6 billion, as well as the recording of a liability of approximately $0.2 billion which reflects NextEra Energy Resources’ share of estimated future dismantlement costs.

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

4.  Income Taxes

NEE's effective income tax rate for the three months ended March 31, 2023 and 2022 was approximately 17.8% and 34.1%, respectively. NEE's effective income tax rate is based on the composition of pretax income or loss, and, for the three months ended March 31, 2022, primarily reflects the impact of unfavorable changes in the fair value of commodity derivatives and equity securities held in NEER's nuclear decommissioning funds, as well as the first quarter of 2022 impairment charge related to the investment in Mountain Valley Pipeline (see Note 3 – Nonrecurring Fair Value Measurements).

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	3.2	5.7	4.2	4.3
Taxes attributable to noncontrolling interests	3.3	(4.7)	—	—
PTCs and ITCs	(6.1)	6.2	(1.6)	—
Amortization of deferred regulatory credit	(2.1)	4.7	(3.5)	(4.0)
Other – net	(1.5)	1.2	(0.4)	(0.6)
Effective income tax rate	17.8%	34.1%	19.7%	20.7%

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

5. Acquisitions

RNG Acquisition – On March 21, 2023, a wholly owned subsidiary of NextEra Energy Resources acquired a portfolio of renewable energy projects from the owners of Energy Power Partners Fund I, L.P. and North American Sustainable Energy Fund, L.P., as well as the related service provider (RNG acquisition). The portfolio primarily consists of 31 biogas projects, one of which is an operating renewable natural gas facility and the others of which are primarily operating landfill gas-to-electric facilities. The purchase price included approximately $1.1 billion in cash consideration and the assumption of approximately $34 million of debt, excluding post-closing adjustments.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. NEE acquired identifiable assets of approximately $1.1 billion, primarily relating to property, plant and equipment and intangible assets associated with biogas rights agreements and above-market purchased power agreements, and assumed liabilities of approximately $0.2 billion and noncontrolling interests of approximately $0.1 billion. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $0.3 billion of goodwill which has been recognized on NEE's condensed consolidated balance sheet at March 31, 2023, of which approximately $0.1 billion is expected to be deductible for tax purposes. Goodwill associated with the RNG acquisition is reflected within NEER and, for impairment testing, is expected to be included in the clean energy assets reporting unit. The goodwill arising from the transaction represents expected benefits of synergies and expansion opportunities for NEE's clean energy businesses. As the acquisition was completed shortly before the end of the reporting period, the provisional valuation of the acquired net assets, including goodwill, is subject to change as additional information related to the estimates is obtained.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6.  Related Party Transactions

NextEra Energy Resources provides operational, management and administrative services as well as transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a CSCS agreement with a subsidiary of NEP. At March 31, 2023 and December 31, 2022, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $21 million and $298 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $44 million and $41 million for the three months ended March 31, 2023 and 2022, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $52 million and $94 million are included in other receivables and $114 million and $101 million are included in noncurrent other assets at March 31, 2023 and December 31, 2022, respectively. See also Note 11 – Disposal of Businesses/Assets for amounts due to NEP for reimbursement of construction-related costs. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $4,599 million at March 31, 2023 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2023 to 2059, including certain project performance obligations, obligations under financing and interconnection agreements and obligations, primarily incurred and future construction payables, associated with the December 2022 sale of projects to NEP (see Note 11 – Disposal of Businesses/Assets). Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At March 31, 2023, approximately $56 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

During 2023 and 2022, certain services, primarily engineering, construction, transportation, storage and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $233 million and $175 million for the three months ended March 31, 2023 and 2022, respectively.

See also Note 11 – Disposal of Businesses/Assets for sales to NEP.

7.  Variable Interest Entities (VIEs)

NEER – At March 31, 2023, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Nine indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation facilities with the capability of producing a total of approximately 772 MW, and own a solar generation and battery storage facility that is expected to have total generating/storage capacity of approximately 125 MW and 65 MW, respectively, upon completion of construction, which is expected in 2023. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $2,095 million and $1,179 million, respectively, at March 31, 2023, and $2,084 million and $1,174 million, respectively, at December 31, 2022. At March 31, 2023 and December 31, 2022, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt. At March 31, 2023, subsidiaries of NEE had guarantees related to certain obligations of one of these consolidated VIEs.

NEE consolidates a NEET VIE which owns and operates an approximately 280-mile electric transmission line that went into service during the first quarter of 2022. A NEET subsidiary is the primary beneficiary and controls the most significant activities of the VIE. NEET is entitled to receive 50% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $755 million and $23 million, respectively, at March 31, 2023, and $744 million and $18 million, respectively, at December 31, 2022. At March 31, 2023 and December 31, 2022, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,479 million and $77 million, respectively, at March 31, 2023, and $1,488 million and $86 million, respectively, at December 31, 2022. At March 31, 2023 and December 31, 2022, the assets of this VIE consisted primarily of property, plant and equipment.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NextEra Energy Resources consolidates 31 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with the generating/storage capacity of approximately 12,014 MW, 731 MW and 324 MW, respectively, and own solar generation and battery storage facilities that, upon completion of construction, which is anticipated in 2023, are expected to have generating/storage capacity of approximately 1,030 MW and 390 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $19,960 million and $1,886 million, respectively, at March 31, 2023, and $19,690 million and $2,318 million, respectively, at December 31, 2022. At March 31, 2023 and December 31, 2022, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable. At March 31, 2023, subsidiaries of NEE had guarantees related to certain obligations of three of these consolidated VIEs.

Other – At March 31, 2023 and December 31, 2022, several NEE subsidiaries had investments totaling approximately $4,317 million ($3,468 million at FPL) and $4,016 million ($3,331 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $5,355 million and $5,214 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $205 million in several of these entities. See further discussion of such guarantees and commitments in Note 12 – Commitments and – Contracts, respectively.

8.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic cost (income) for the plans are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
	(millions)
Service cost	$16	$22	$—	$—
Interest cost	33	19	3	1
Expected return on plan assets	(98)	(91)	—	—
Amortization of actuarial loss	—	—	—	1
Amortization of prior service benefit	—	—	—	(1)
Net periodic cost (income) at NEE	$(49)	$(50)	$3	$1
Net periodic cost (income) allocated to FPL	$(32)	$(34)	$2	$1

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
9.  Debt

Significant long-term debt issuances and borrowings during the three months ended March 31, 2023 were as follows:

	Principal Amount	Interest Rate			Maturity Date
	(millions)
FPL:
First mortgage bonds	$2,500	5.05%	–	5.30%	2028	–	2053
NEECH:
Debentures	$4,000	4.90%	–	5.25%	2028	–	2053

In March 2023, NEECH completed a remarketing of $2.5 billion aggregate principal amount of its Series K Debentures due March 1, 2025 that were issued in February 2020 as components of equity units issued concurrently by NEE (February 2020 equity units). The debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the debentures, the interest rate on the debentures was reset to 6.051% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2023. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the February 2020 equity units, on March 1, 2023, NEE issued 33,380,000 shares of common stock in exchange for $2.5 billion.

10. Equity

Earnings (Loss) Per Share – The reconciliation of NEE's basic and diluted earnings (loss) per share attributable to NEE is as follows:

	Three Months Ended March 31,
	2023	2022
	(millions, except per share amounts)
Numerator – net income (loss) attributable to NEE	$2,086	$(451)
Denominator:
Weighted-average number of common shares outstanding – basic	1,999.9	1,964.7
Equity units, stock options, performance share awards and restricted stock(a)	5.2	8.9
Weighted-average number of common shares outstanding – assuming dilution	2,005.1	1,973.6
Earnings (loss) per share attributable to NEE:
Basic	$1.04	$(0.23)
Assuming dilution	$1.04	$(0.23)
———————————————
(a)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 51.1 million and 58.5 million for the three months ended March 31, 2023 and 2022, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Three months ended March 31, 2023
Balances, December 31, 2022	$20		$(69)		$(101)	$(74)	$6	$(218)
Other comprehensive income before reclassifications	—		9		—	3	—	12
Amounts reclassified from AOCI	1	(a)	5	(b)	1	—	—	7
Net other comprehensive income	1		14		1	3	—	19
Less other comprehensive income attributable to noncontrolling interests	—		—		—	(1)	—	(1)
Balances, March 31, 2023	$21		$(55)		$(100)	$(72)	$6	$(200)
Attributable to noncontrolling interests	$—		$—		$—	$(13)	$—	$(13)

———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income (loss). See Note 2 – Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains (losses) on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2022
Balances, December 31, 2021	$14		$5	$25	$(49)	$5	$—
Other comprehensive income (loss) before reclassifications	—		(30)	—	12	—	(18)
Amounts reclassified from AOCI	4	(a)	—	—	—	—	4
Net other comprehensive income (loss)	4		(30)	—	12	—	(14)
Less other comprehensive income attributable to noncontrolling interests	—		—	—	(6)	—	(6)
Balances, March 31, 2022	$18		$(25)	$25	$(43)	$5	$(20)
Attributable to noncontrolling interests	$—		$—	$—	$12	$—	$12
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income (loss). See Note 2 – Income Statement Impact of Derivative Instruments.

11.  Summary of Significant Accounting and Reporting Policies

Rate Regulation – In March 2023, the FPSC approved FPL’s January 2023 request to recover its 2022 fuel under-recovery of approximately $2.1 billion over 21 months effective April 2023 and its request for a $1.0 billion mid-course correction to reduce the 2023 levelized fuel charges to customers over 9 months effective April 2023. In April 2023, the FPSC approved FPL’s March 2023 request to reduce its 2023 levelized fuel charges, due to further decline in the natural gas forward curve, by an additional $379 million over 8 months effective May 2023.

Storm Cost Recovery – In March 2023, the FPSC approved FPL’s January 2023 request for an interim storm restoration charge for recovery of approximately $1.5 billion in unrecovered storm costs, primarily related to the surcharge for Hurricanes Ian and Nicole. The interim surcharge will apply for a 12-month period that began April 2023. The amount collected will be subject to refund based on an FPSC prudence review.

Other Current Liabilities – At March 31, 2023 and December 31, 2022, approximately $328 million and $618 million, respectively, of unpaid storm restoration costs, including estimated capital costs, are included in other current liabilities on NEE's and FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Restricted Cash – At March 31, 2023 and December 31, 2022, NEE had approximately $1,914 million ($42 million for FPL) and $1,840 million ($33 million for FPL), respectively, of restricted cash, which is included in current other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $1,590 million is netted against derivative liabilities at March 31, 2023 and $7 million is netted against derivative assets and $1,541 million is netted against derivative liabilities at December 31, 2022. See Note 2.

Disposal of Businesses/Assets – In April 2023, subsidiaries of NextEra Energy Resources entered into an agreement to sell to a NEP subsidiary their 100% ownership interests in five wind generation facilities and three solar generation facilities located in geographically diverse locations throughout the U.S. with a total generating capacity of 688 MW. NEER expects to close the sale by the end of the second quarter of 2023, subject to customary closing conditions, for cash proceeds of approximately $566 million, subject to closing adjustments. Additionally, NEP’s share of the entities’ debt and noncontrolling interests related to differential membership investors is estimated to be approximately $307 million at the time of closing.

In December 2022, subsidiaries of NextEra Energy Resources sold (i) a 49% controlling ownership interest in three wind generation facilities and one solar plus battery facility located in geographically diverse locations throughout the U.S. with a total generating capacity of 1,437 MW and 65 MW of battery storage capacity, two of which facilities were under construction with expected in service dates in 2023, and (ii) their 100% ownership interest in three wind generation facilities located in the Midwest region of the U.S. with a total generating capacity of 347 MW to a NEP subsidiary for cash proceeds of approximately $805 million, plus working capital and other adjustments of $8 million (subject to post-closing adjustments). A NextEra Energy Resources affiliate will continue to operate the facilities included in the sale. In connection with the facilities under construction, approximately $251 million of cash received was recorded as contract liabilities, which is included in current other liabilities on NEE's condensed consolidated balance sheet at December 31, 2022. During the three months ended March 31, 2023, upon one of the facilities achieving commercial operations, approximately $81 million of contract liabilities were reversed and the sale of the facility was recognized for accounting purposes. The remaining contract liability balance relates to sale proceeds from NEP of approximately $69 million and differential membership interests of approximately $101 million. The contract liabilities associated with the sale proceeds and the differential membership interests are subject to the facility currently under construction achieving commercial operations by a specified date in 2023. The contract liabilities will be reversed and the sale recognized for accounting purposes if the contingency is resolved in 2023. Otherwise, NextEra Energy Resources may be required to return proceeds related to differential membership interests and/or repurchase the facilities for up to $170 million. NEER will continue to consolidate the project currently under construction for accounting purposes. In addition, NextEra Energy Resources is responsible to pay for all construction costs related to the portfolio. At March 31, 2023 and December 31, 2022, approximately $707 million and $810 million, respectively, are included in accounts payable on NEE's condensed consolidated balance sheets and represent amounts owed by NextEra Energy Resources to NEP to reimburse NEP for construction costs.

Property Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(millions)
Electric plant in service and other property	$128,927	$124,963	$76,103	$74,353
Nuclear fuel	1,732	1,684	1,223	1,190
Construction work in progress	16,264	15,675	6,352	7,026
Property, plant and equipment, gross	146,923	142,322	83,678	82,569
Accumulated depreciation and amortization	(31,994)	(31,263)	(18,032)	(17,876)
Property, plant and equipment – net	$114,929	$111,059	$65,646	$64,693

During the three months ended March 31, 2023 and 2022, FPL recorded AFUDC of approximately $39 million and $44 million, respectively, including AFUDC – equity of approximately $30 million and $34 million, respectively. During the three months ended March 31, 2023 and 2022, NEER capitalized interest on construction projects of approximately $58 million and $36 million, respectively.

Structured Payables – Under NEE's structured payables program, subsidiaries of NEE issue negotiable drafts, backed by NEECH guarantees, to settle invoices with suppliers with payment terms that extend the original invoice due date (typically 30 days) to less than one year and include a service fee. At their discretion, the suppliers assign the negotiable drafts and the rights under the NEECH guarantees to financial institutions. NEE and its subsidiaries are not party to any contractual agreements between their suppliers and the applicable financial institutions.

At March 31, 2023 and December 31, 2022, NEE's outstanding obligations under its structured payables program were approximately $3.6 billion and $3.7 billion, respectively, substantially all of which is included in accounts payable on NEE's condensed consolidated balance sheets.

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

At March 31, 2023, estimated capital expenditures, on an accrual basis, for the remainder of 2023 through 2027 were as follows:

	Remainder of 2023	2024	2025	2026	2027	Total
	(millions)
FPL:
Generation:(a)
New(b)	$2,810	$2,315	$2,820	$3,670	$3,150	$14,765
Existing	1,110	1,175	1,045	1,280	1,465	6,075
Transmission and distribution(c)	1,945	3,975	3,645	3,340	3,575	16,480
Nuclear fuel	90	160	200	200	225	875
General and other	510	455	515	385	525	2,390
Total	$6,465	$8,080	$8,225	$8,875	$8,940	$40,585
NEER:(d)
Wind(e)	$2,750	$1,320	$625	$50	$40	$4,785
Solar(f)	3,365	1,320	240	5	5	4,935
Other clean energy(g)	705	300	80	90	15	1,190
Nuclear, including nuclear fuel	140	230	220	225	295	1,110
Rate-regulated transmission	185	105	95	70	20	475
Other	580	275	175	160	130	1,320
Total	$7,725	$3,550	$1,435	$600	$505	$13,815
———————————————
(a)Includes AFUDC of approximately $100 million, $105 million, $90 million, $125 million and $115 million for the remainder of 2023 through 2027, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $40 million, $50 million, $55 million, $30 million and $30 million for the remainder of 2023 through 2027, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 3,081 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 6,890 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects and renewable fuels projects.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 6 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $493 million at March 31, 2023. These obligations primarily related to guaranteeing the residual value of certain financing leases. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At March 31, 2023, NEER has entered into contracts with expiration dates through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel. Approximately $4.6 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2041.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The required capacity and/or minimum payments under contracts, including those discussed above, at March 31, 2023 were estimated as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(millions)
FPL(a)	$835	$1,065	$1,065	$1,065	$985	$8,545
NEER(b)(c)(d)	$3,230	$1,800	$145	$100	$95	$670
———————————————
(a)Includes approximately $310 million, $410 million, $405 million, $400 million, $400 million and $5,560 million for the remainder of 2023 through 2027 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $102 million and $102 million for the three months ended March 31, 2023 and 2022, respectively, of which $25 million and $26 million, respectively, were eliminated in consolidation at NEE.
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
(d)Includes approximately $365 million, $1,285 million, $5 million, $5 million, $0 million and $0 million for the remainder of 2023 through 2027 and thereafter, respectively, of joint obligations of NEECH and NEER.

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

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils, except for Duane Arnold which has a limit of $50 million for property damage, decontamination risks and non-nuclear perils. NEE participates in co-insurance of 10% of the first $400 million of losses per site per occurrence, except at Duane Arnold. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $158 million ($100 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $2 million and $4 million, plus any applicable taxes, respectively.

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

Legal Proceedings – FPL is the defendant in a purported class action lawsuit (Velez, et al. v. Florida Power & Light Company) filed in February 2018 that seeks from FPL unspecified damages for alleged breach of contract and gross negligence based on service interruptions that occurred as a result of Hurricane Irma in 2017. The trial of this matter is set for November 2023 in the Miami-Dade County Circuit Court. The trial court certified the case as a class action and FPL's appeal of that decision was denied by Florida's Third District Court of Appeal (3rd DCA) in March 2023. FPL filed a motion on March 31, 2023, for rehearing with the 3rd DCA claiming that the opinion upholding the class certification contains several errors that should be reheard by the full 3rd DCA. The motion is pending. FPL does not believe that the plaintiffs’ claims should be meritorious on a class, individual or appellate basis, but management is unable to predict with certainty the outcome of the lawsuit.

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
NEE's segment information is as follows:

	Three Months Ended March 31,
	2023					2022
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$3,919	$2,792		$5	$6,716	$3,712	$(800)		$(22)	$2,890
Operating expenses – net	$2,373	$1,325		$74	$3,772	$2,469	$1,168		$51	$3,688
Gains (losses) on disposal of businesses/assets – net	$—	$1		$(3)	$(2)	$—	$25		$(2)	$23
Net loss attributable to noncontrolling interests	$—	$301		$—	$301	$—	$242		$—	$242
Net income (loss) attributable to NEE	$1,070	$1,440	(b)	$(424)	$2,086	$875	$(1,499)	(b)	$173	$(451)
———————————————
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)See Note 4 for a discussion of NEER's tax benefits related to PTCs

	March 31, 2023				December 31, 2022
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$88,025	$74,846	$2,486	$165,357	$86,559	$70,713	$1,663	$158,935

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves approximately 5.8 million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2022 MWh produced on a net generation basis, as well as a world leader in battery storage. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER. Corporate and Other is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries, and may include the net effect of rounding. See Note 13 for additional segment information. The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2022 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
	(millions)
FPL	$1,070	$875	$0.53	$0.44
NEER(a)	1,440	(1,499)	0.72	(0.76)
Corporate and Other	(424)	173	(0.21)	0.09
NEE	$2,086	$(451)	$1.04	$(0.23)
———————————————
(a)    NEER’s results reflect an allocation of interest expense from NEECH to NextEra Energy Resources' subsidiaries based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries.

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

The following table provides details of the after-tax adjustments to net income (loss) considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended March 31,
	2023	2022
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$382	$(1,131)
Differential membership interests-related – NEER	$(17)	$(21)
NEP investment gains, net – NEER	$3	$(51)
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net – NEER	$67	$(96)
Impairment charges related to investment in Mountain Valley Pipeline – NEER(b)	$(27)	$(607)
———————————————
(a)    For the three months ended March 31, 2023 and 2022, $682 million of gains and $1,352 million of losses, respectively, are included in NEER's net income (loss); the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
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

RESULTS OF OPERATIONS

Summary

Net income (loss) attributable to NEE increased by $2,537 million for the three months ended March 31, 2023 reflecting higher results at NEER and FPL, partly offset by lower results at Corporate and Other.

FPL's increase in net income for the three months ended March 31, 2023 was primarily driven by continued investments in plant in service and other property.

NEER's results increased for the three months ended March 31, 2023 primarily reflecting favorable non-qualifying hedge activity compared to 2022, lower impairment charges on the Mountain Valley Pipeline investment, favorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds, and higher earnings from new investments and the customer supply and proprietary power and gas trading business. In April 2023, subsidiaries of NextEra Energy Resources entered into an agreement to sell to a NEP subsidiary ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling 688 MW. See Note 11 – Disposal of Businesses/Assets.

Corporate and Other's results decreased for the three months ended March 31, 2023 primarily due to unfavorable non-qualifying hedge activity.

NEE's effective income tax rates for the three months ended March 31, 2023 and 2022 were approximately 18% and 34%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average rate base by approximately $6.0 billion for the three months ended March 31, 2023 when compared to the same period in the prior year, reflecting, among other things, the addition of the 1,246 MW Dania Beach Clean Energy Center which was placed in service on May 31, 2022, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization for the three months ended March 31, 2023 is permitted by FPL's 2021 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. During the three months ended March 31, 2023, FPL recorded reserve amortization of approximately $373 million. During the three months ended March 31, 2022, FPL recorded total reserve amortization of $238 million, including a one-time reserve amortization adjustment of approximately $114 million, discussed under Depreciation and Amortization Expense below. During 2023 and 2022, FPL earned an approximately 11.80% and 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of March 31, 2023 and March 31, 2022, respectively.

FPL implemented an interim storm restoration charge in April 2023 to recover approximately $1.5 billion of unrecovered storm restoration costs primarily associated with Hurricanes Ian and Nicole (see Note 11 – Storm Cost Recovery). Also, effective April 2023, FPL began recovering its 2022 fuel under-recovery of approximately $2.1 billion and reduced its 2023 levelized fuel charges to customers by $1.0 billion. Beginning May 2023, FPL will further reduce its 2023 levelized fuel charges to customers by approximately $379 million. See Note 11 – Rate Regulation.

Operating Revenues
During the three months ended March 31, 2023, operating revenues increased $207 million primarily related to an increase of approximately $140 million in retail base revenues and an increase of $55 million in fuel revenues. The increase in retail base revenues reflects additional revenues of approximately $123 million related to new retail base rates under the 2021 rate agreement. Retail base revenues during the three months ended March 31, 2023 were also impacted by an increase of 1.1% in the average number of customer accounts, partly offset by a decrease of 0.7% in the average usage per retail customer. The increase in fuel revenues primarily reflects higher fuel and energy prices.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $128 million during the three months ended March 31, 2023, primarily reflecting the impact of reserve amortization. During the three months ended March 31, 2023 and 2022, FPL recorded reserve amortization of approximately $373 million and $124 million, respectively. In addition, during the three months ended March 31, 2022, FPL recorded a one-time reserve amortization adjustment of $114 million as required under the 2021 rate agreement, 50% of which was used to reduce the capital recovery regulatory asset balance and the other 50% to increase the storm reserve regulatory liability. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on the condensed consolidated balance sheets. At March 31, 2023, approximately $1,077 million of reserve amortization remains available under the 2021 rate agreement.

Interest Expense
Interest expense increased $76 million for the three months ended March 31, 2023 primarily due to higher average interest rates and higher average debt balances.

NEER: Results of Operations

NEER’s results increased $2,939 million for the three months ended March 31, 2023. The primary drivers, on an after-tax basis, of the changes are in the following table.

Increase (Decrease) From Prior Year Period
Three Months Ended March 31, 2023
(millions)
New investments(a)	$140
Existing clean energy(a)	(56)
Gas infrastructure(a)	(22)
Customer supply and proprietary power and gas trading(b)	120
NEET(a)	(8)
Other, including other investment income, interest expense and corporate general and administrative expenses	(66)
Change in non-qualifying hedge activity(c)	2,034
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	163
NEP investment gains, net(c)	54
Impairment charges related to investment in Mountain Valley Pipeline(c)(d)	580
Change in net income (loss) less net loss attributable to noncontrolling interests	$2,939
———————————————
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with PTCs and ITCs for wind, solar and storage projects, as applicable, but excludes allocation of interest expense and corporate general and administrative expenses except for an allocated credit support charge related to guarantees issued to conduct business activities. Results from projects, pipelines and rate-regulated transmission facilities and transmission lines are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, are included in existing clean energy, pipeline results are included in gas infrastructure and rate-regulated transmission facilities and transmission lines are included in NEET beginning with the thirteenth month of operation or ownership.
(b)    Excludes allocation of interest expense and corporate general and administrative expenses except for an allocated credit support charge related to guarantees issued to conduct business activities.
(c)    See Overview – Adjusted Earnings for additional information.
(d)    See Note 3 – Nonrecurring Fair Value Measurements for a discussion of the first quarter of 2022 impairment charge related to the investment in Mountain Valley Pipeline.

New Investments
Results from new investments for the three months ended March 31, 2023 increased primarily due to higher earnings related to new wind generation and battery storage facilities that entered service during or after the three months ended March 31, 2022.

Customer Supply and Proprietary Power and Gas Trading
Results from customer supply and proprietary power and gas trading increased for the three months ended March 31, 2023 primarily due to higher margins as compared to the lower margins in the prior year period.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2023 increased $3,592 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $1,095 million of gains for the three months ended March 31, 2023 compared to $2,150 million of losses for the comparable period in 2022),
•net increases in revenues of $216 million from the customer supply, proprietary power and gas trading and gas infrastructure businesses as compared to the prior year period, and
•revenues from new investments of $87 million.

Operating Expenses – net
Operating expenses – net for the three months ended March 31, 2023 increased $157 million primarily due to increases of $110 million in O&M expenses and $68 million in depreciation and amortization, partly offset by decreases of $22 million in fuel, purchased power and interchange expenses. The increases were primarily associated with growth across the NEER businesses.

Interest Expense
NEER’s interest expense for the three months ended March 31, 2023 increased $437 million primarily reflecting approximately $323 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments as well as higher average interest rates and higher average debt balances.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $101 million of equity in earnings of equity method investees for the three months ended March 31, 2023 compared to $453 million of equity in losses of equity method investees for the prior year period. The change for the three months ended March 31, 2023 primarily reflects lower impairment charges of approximately $0.8 billion related to the investment in Mountain Valley Pipeline (see Note 3 – Nonrecurring Fair Value Measurements), partly offset by a decrease in equity in earnings of NEP recorded in 2023 primarily due to less favorable impacts related to changes in the fair value of interest rate derivative instruments.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds – net
For the three months ended March 31, 2023, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to favorable market conditions in 2023 compared to the prior year period.

Tax Credits, Benefits and Expenses
PTCs from wind and solar projects and ITCs from solar, battery storage and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. Also see Note 4 for a discussion of other income tax impacts.

RNG Acquisition
On March 21, 2023, a wholly owned subsidiary of NextEra Energy Resources acquired a portfolio of renewable energy projects as well as the related service provider. See Note 5 – RNG Acquisition.

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

Corporate and Other's results decreased $597 million during the three months ended March 31, 2023. The decrease primarily reflects unfavorable after-tax impacts of approximately $521 million as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments and higher average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital (see Note 11 – Rate Regulation regarding FPL's under-recovered fuel costs in 2022 and Note 11 – Storm Cost Recovery), capital expenditures (see Note 12 – Commitments), investments in or acquisitions of assets and businesses (see Note 5), payment of maturing debt and related derivative obligations (see Note 2) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt (see Note 9) and, from time to time, equity securities, proceeds from differential membership investors and sales of assets to NEP or third parties (see Note 11 – Disposal of Businesses/Assets), consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE's sources and uses of cash for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(millions)
Sources of cash:
Cash flows from operating activities	$1,673	$1,962
Issuances of long-term debt, including premiums and discounts	6,655	4,309
Sale of independent power and other investments of NEER	305	184
Payments from related parties under the CSCS agreement – net	—	78
Issuances of common stock – net	2,502	1
Net increase in commercial paper and other short-term debt	1,635	1,073
Other sources – net	—	165
Total sources of cash	12,770	7,772
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(7,245)	(4,893)
Retirements of long-term debt	(2,601)	(493)
Payments to related parties under the CSCS agreement – net	(277)	—
Dividends	(930)	(836)
Other uses – net	(971)	(128)
Total uses of cash	(12,024)	(6,350)
Effects of currency translation on cash, cash equivalents and restricted cash	2	—
Net increase in cash, cash equivalents and restricted cash	$748	$1,422

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2023 through 2027.

The following table provides a summary of capital investments for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(millions)
FPL:
Generation:
New	$257	$290
Existing	403	390
Transmission and distribution	1,287	1,095
Nuclear fuel	33	5
General and other	124	80
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	170	312
Total	2,274	2,172
NEER:
Wind	1,423	1,046
Solar (includes solar plus battery storage projects)	1,407	642
Other clean energy	1,230	206
Nuclear, including nuclear fuel	43	48
Natural gas pipelines	43	62
Other gas infrastructure	649	356
Rate-regulated transmission	55	108
Other	115	140
Total	4,965	2,608
Corporate and Other	6	113
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$7,245	$4,893

Liquidity

At March 31, 2023, NEE's total net available liquidity was approximately $14.1 billion. The table below provides the components of FPL's and NEECH's net available liquidity at March 31, 2023.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,420	$10,739	$14,159	2025 – 2028	2024 – 2028
Issued letters of credit	(3)	(592)	(595)
	3,417	10,147	13,564

Bilateral revolving credit facilities(b)	680	1,150	1,830	2023 – 2025	2023 – 2026
Borrowings	—	(850)	(850)
	680	300	980

Letter of credit facilities(c)	—	3,430	3,430		2024 – 2026
Issued letters of credit	—	(2,462)	(2,462)
	—	968	968

Bilateral revolving credit and letter of credit facilities(d)	—	1,000	1,000		2023
Borrowings	—	—	—
Issued letters of credit	—	—	—
	—	1,000	1,000

Subtotal	4,097	12,415	16,512

Cash and cash equivalents	99	2,169	2,268
Commercial paper and other short-term borrowings outstanding	(200)	(4,512)	(4,712)
Amounts due to related parties under the CSCS agreement (see Note 6)	—	21	21
Net available liquidity	$3,996	$10,093	$14,089
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,200 million ($450 million for FPL and $2,750 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,319 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $1,327 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. As of March 31, 2023, approximately $3,311 million of NEECH's syndicated revolving credit facilities expire over the next 12 months.
(b)    Only available for the funding of loans. As of March 31, 2023, approximately $355 million of FPL's and $950 million of NEECH's bilateral revolving credit facilities expire over the next 12 months.
(c)    Only available for the issuance of letters of credit. As of March 31, 2023, there were no letter of credit facilities expiring over the next 12 months.
(d)    Provide for the funding of loans and issuance of letters of credit up to an aggregate total of the amount of each credit facility.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 6 regarding guarantees of obligations on behalf of NEP subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At March 31, 2023, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements and engineering, procurement and construction agreements, associated with the development, construction and financing of certain power generation facilities (see Note 11 - Structured Payables) and a natural gas pipeline project under construction, as well as a related natural gas transportation agreement. Commitments associated with these activities are included and/or disclosed in the contracts table in Note 12.

In addition, at March 31, 2023, NEE subsidiaries had approximately $5.6 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 3 – Contingent Consideration and Note 12 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At March 31, 2023, these guarantees totaled approximately $695 million and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. At March 31, 2023, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at March 31, 2023) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $1.2 billion.

At March 31, 2023, subsidiaries of NEE also had approximately $4.5 billion of standby letters of credit and approximately $1.1 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Three Months Ended March 31, 2023			Year Ended December 31, 2022
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(11)	$2,830	$6,716	$(16)	$3,848	$20,956
Operating income (loss)	$(76)	$1,463	$2,942	$(339)	$(978)	$4,081
Net income (loss)	$(435)	$708	$1,785	$150	$(453)	$3,246
Net income (loss) attributable to NEE/NEECH	$(435)	$1,009	$2,086	$150	$448	$4,147

	March 31, 2023			December 31, 2022
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$1,269	$7,975	$13,549	$376	$8,087	$13,490
Total noncurrent assets	$2,920	$69,884	$151,808	$2,861	$64,766	$145,445
Total current liabilities	$8,637	$19,037	$25,377	$5,922	$18,840	$26,695
Total noncurrent liabilities	$31,619	$47,112	$87,001	$29,223	$44,724	$82,804
Redeemable noncontrolling interests	$—	$856	$856	$—	$1,110	$1,110
Noncontrolling interests	$—	$9,227	$9,227	$—	$9,097	$9,097

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.
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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2023 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three Months Ended March 31, 2023
Fair value of contracts outstanding at December 31, 2022	$1,177	$(3,921)	$16	$(2,728)
Reclassification to realized at settlement of contracts	(95)	198	(1)	102
Value of contracts acquired	—	20	—	20
Net option premium purchases (issuances)	117	6	—	123
Changes in fair value excluding reclassification to realized	32	992	(25)	999
Fair value of contracts outstanding at March 31, 2023	1,231	(2,705)	(10)	(1,484)
Net margin cash collateral paid (received)				1,343
Total mark-to-market energy contract net assets (liabilities) at March 31, 2023	$1,231	$(2,705)	$(10)	$(141)

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2023 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2023
(millions)
Current derivative assets	$1,509
Noncurrent derivative assets	1,726
Current derivative liabilities	(1,331)
Noncurrent derivative liabilities	(2,045)
NEE's total mark-to-market energy contract net liabilities	$(141)

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2023 were as follows:

	Maturity
	2023	2024	2025	2026	2027	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(635)	$(511)	$(327)	$(126)	$(65)	$36	$(1,628)
Significant other observable inputs	193	659	553	330	198	201	2,134
Significant unobservable inputs	626	47	30	(6)	(2)	30	725
Total	184	195	256	198	131	267	1,231
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(18)	(43)	(72)	(56)	(27)	(31)	(247)
Significant other observable inputs	(324)	(472)	(430)	(309)	(238)	(427)	(2,200)
Significant unobservable inputs	104	(2)	(2)	(7)	(7)	(344)	(258)
Total	(238)	(517)	(504)	(372)	(272)	(802)	(2,705)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	—	—	1	1	(1)	—	1
Significant unobservable inputs	(1)	(5)	(5)	(1)	1	—	(11)
Total	(1)	(5)	(4)	—	—	—	(10)
Total sources of fair value	$(55)	$(327)	$(252)	$(174)	$(141)	$(535)	$(1,484)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2022	$—	$41	$41	$3	$148	$145	$3	$125	$120
March 31, 2023	$—	$14	$14	$3	$172	$172	$3	$173	$170
Average for the three months ended March 31, 2023	$—	$22	$22	$4	$177	$176	$3	$169	$169
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $4 million and $18 million at March 31, 2023 and December 31, 2022, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,161	$2,161	$2,061	$2,061
Other investments, primarily debt securities	$1,259	$1,259	$756	$756
Long-term debt, including current portion	$65,930	$62,621	$61,889	$57,892
Interest rate contracts – net unrealized gains (losses)	$(123)	$(123)	$392	$392
FPL:
Fixed income securities:
Special use funds	$1,632	$1,632	$1,572	$1,572
Other investments - debt securities	$114	$114	$114	$114
Long-term debt, including current portion	$23,457	$22,307	$21,002	$19,364
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

At March 31, 2023, NEE had interest rate contracts with a notional amount of approximately $25.6 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE's net liabilities would increase by approximately $2,521 million ($867 million for FPL) at March 31, 2023.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $4,678 million and $4,437 million ($3,087 million and $2,905 million for FPL) at March 31, 2023 and December 31, 2022, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At March 31, 2023, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $453 million ($297 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At March 31, 2023, NEE's credit risk exposure associated with its energy marketing and trading counterparties, taking into account collateral and contractual netting rights, totaled approximately $3.4 billion ($52 million for FPL), of which approximately 91% (75% for FPL) was with companies that have investment grade credit ratings. See Note 2.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2023.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

FPL is the defendant in a purported class action lawsuit (Velez, et al. v. Florida Power & Light Company) filed in February 2018. See Note 12 – Legal Proceedings.

With regard to environmental proceedings to which a governmental authority is a party, NEE's and FPL's policy is to disclose any such proceeding if it is reasonably expected to result in monetary sanctions of greater than or equal to $1 million.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2022 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2022 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described in the 2022 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2023 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/23 – 1/31/23	—	$—	—	180,000,000
2/1/23 – 2/28/23	159,191	$75.69	—	180,000,000
3/1/23 – 3/31/23	—	$—	—	180,000,000
Total	159,191	$75.69	—
————————————
(a)Includes shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. 2021 Long Term Incentive Plan and the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan.
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
x
*4(e)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 21, 2020, creating the Series K Debentures due March 1, 2025 (filed as Exhibit 4(c) to Form 10-Q for the quarter ended March 31, 2020, File No. 1-8841)
x
*4(f)
Letter, dated March 1, 2023, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series K Debentures due March 1, 2025 effective March 1, 2023 (filed as Exhibit 4(b) to Form 8-K dated March 1, 2023, File No. 1-8841)
x
4(g)	One Hundred Thirty-Fifth Supplemental Indenture dated as of February 1, 2023 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
*10(a)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2023 (filed as Exhibit 10(mm) to Form 10-K for the year ended December 31, 2022, File No. 1-8841)	x
*10(b)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Mark Lemasney dated as of January 1, 2023 (filed as Exhibit 10(xx) to Form 10-K for the year ended December 31, 2022, File No. 1-8841)
		x	x
*10(c)
Confirmation of Post-Retirement Covenants Agreement and Release, dated as of January 23, 2023, between Eric E. Silagy and NextEra Energy, Inc. (filed as Exhibit 10 to Form 8-K dated January 23, 2023, File No. 1-8841)
		x	x
10(d)	Form of Restricted Stock Unit Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers	x	x
10(e)	Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers	x	x
10(f)	Executive Retention Employment Agreement between NextEra Energy, Inc. and Armando Pimentel, Jr. dated as of February 15, 2023	x	x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: April 25, 2023

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Vice President, Accounting and Controller (Principal Accounting Officer)