Form 10-Q
period 2023-06-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2023-07-26
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at June 30, 2023: 2,023,713,997

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at June 30, 2023, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING REVENUES	$7,349	$5,183	$14,065	$8,073
OPERATING EXPENSES
Fuel, purchased power and interchange	1,359	1,589	2,726	2,955
Other operations and maintenance	1,127	977	2,194	1,936
Depreciation and amortization	1,494	1,159	2,315	2,043
Taxes other than income taxes and other – net	576	511	1,093	991
Total operating expenses – net	4,556	4,236	8,328	7,925
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	6	1	4	25
OPERATING INCOME	2,799	948	5,741	173
OTHER INCOME (DEDUCTIONS)
Interest expense	(135)	217	(1,318)	359
Equity in earnings (losses) of equity method investees	132	436	233	(16)
Allowance for equity funds used during construction	31	30	62	67
Gains on disposal of investments and other property – net	101	15	97	33
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	(7)	(292)	88	(428)
Other net periodic benefit income	62	19	122	89
Other – net	78	34	207	78
Total other income (deductions) – net	262	459	(509)	182
INCOME BEFORE INCOME TAXES	3,061	1,407	5,232	355
INCOME TAX EXPENSE (BENEFIT)	497	294	883	(65)
NET INCOME	2,564	1,113	4,349	420
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	231	267	532	509
NET INCOME ATTRIBUTABLE TO NEE	$2,795	$1,380	$4,881	$929
Earnings per share attributable to NEE:
Basic	$1.38	$0.70	$2.43	$0.47
Assuming dilution	$1.38	$0.70	$2.42	$0.47

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$2,564	$1,113	$4,349	$420
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $0 tax benefit, $0 tax benefit, $0 tax benefit and $2 tax benefit, respectively)	—	1	1	5
Net unrealized gains (losses) on available for sale securities:
Net unrealized losses on securities still held (net of $3 tax benefit, $12 tax benefit, $0 tax expense and $23 tax benefit, respectively)	(11)	(30)	(2)	(60)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1 tax benefit, $0 tax benefit, $2 tax benefit and $0 tax benefit, respectively)	3	2	8	2
Defined benefit pension and other benefits plans:
Reclassification from accumulated other comprehensive income (loss) to net income (net of $0 tax expense, $0 tax expense, $0 tax benefit and $0 tax expense, respectively)	—	—	1	—
Net unrealized gains (losses) on foreign currency translation	9	(21)	12	(9)
Total other comprehensive income (loss), net of tax	1	(48)	20	(62)
COMPREHENSIVE INCOME	2,565	1,065	4,369	358
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	230	276	530	512
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$2,795	$1,341	$4,899	$870

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,577	$1,601
Customer receivables, net of allowances of $36 and $54, respectively	3,577	4,349
Other receivables	1,017	744
Materials, supplies and fuel inventory	1,931	1,934
Regulatory assets	1,888	2,165
Derivatives	1,760	1,590
Other	1,372	1,107
Total current assets	13,122	13,490
Other assets:
Property, plant and equipment – net ($23,366 and $22,927 related to VIEs, respectively)	117,740	111,059
Special use funds	8,218	7,496
Investment in equity method investees	7,069	6,582
Prepaid benefit costs	1,929	1,832
Regulatory assets	5,810	5,992
Derivatives	1,959	1,935
Goodwill	5,184	4,854
Other	7,244	5,695
Total other assets	155,153	145,445
TOTAL ASSETS	$168,275	$158,935
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$2,286	$1,709
Other short-term debt	2,575	1,368
Current portion of long-term debt ($59 and $61 related to VIEs, respectively)	6,330	6,633
Accounts payable ($902 and $1,250 related to VIEs, respectively)	6,225	8,312
Customer deposits	596	560
Accrued interest and taxes	1,364	719
Derivatives	1,037	2,102
Accrued construction-related expenditures	1,911	1,760
Regulatory liabilities	408	350
Other	2,139	3,182
Total current liabilities	24,871	26,695
Other liabilities and deferred credits:
Long-term debt ($1,074 and $1,108 related to VIEs, respectively)	60,982	55,256
Asset retirement obligations	3,337	3,245
Deferred income taxes	9,801	9,072
Regulatory liabilities	9,915	9,626
Derivatives	2,022	2,909
Other	2,971	2,696
Total other liabilities and deferred credits	89,028	82,804
TOTAL LIABILITIES	113,899	109,499
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIE	812	1,110
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 2,024 and 1,987, respectively)	20	20
Additional paid-in capital	15,262	12,720
Retained earnings	29,711	26,707
Accumulated other comprehensive loss	(200)	(218)
Total common shareholders' equity	44,793	39,229
Noncontrolling interests ($8,653 and $9,092 related to VIEs, respectively)	8,771	9,097
TOTAL EQUITY	53,564	48,326
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$168,275	$158,935
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,349	$420
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,315	2,043
Nuclear fuel and other amortization	129	144
Unrealized losses (gains) on marked to market derivative contracts – net	(2,203)	1,897
Unrealized losses (gains) on equity securities held in NEER's nuclear decommissioning funds – net	(88)	428
Foreign currency transaction losses (gains)	81	(104)
Deferred income taxes	630	(97)
Cost recovery clauses and franchise fees	671	(476)
Equity in losses (earnings) of equity method investees	(233)	16
Distributions of earnings from equity method investees	358	271
Gains on disposal of businesses, assets and investments – net	(101)	(58)
Recoverable storm-related costs	(353)	(3)
Other – net	12	(88)
Changes in operating assets and liabilities:
Current assets	579	(1,198)
Noncurrent assets	(190)	(9)
Current liabilities	(1,207)	1,557
Noncurrent liabilities	10	50
Net cash provided by operating activities	4,759	4,793
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(4,664)	(4,007)
Independent power and other investments of NEER	(8,249)	(4,939)
Nuclear fuel purchases	(111)	(67)
Other capital expenditures	(23)	(451)
Sale of independent power and other investments of NEER	1,001	271
Proceeds from sale or maturity of securities in special use funds and other investments	2,029	2,039
Purchases of securities in special use funds and other investments	(2,929)	(2,239)
Other – net	132	85
Net cash used in investing activities	(12,814)	(9,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	9,978	9,615
Retirements of long-term debt	(4,959)	(1,544)
Net change in commercial paper	577	(371)
Proceeds from other short-term debt	1,925	1,725
Repayments of other short-term debt	(238)	(525)
Payments from (to) related parties under a cash sweep and credit support agreement – net	(255)	499
Issuances of common stock/equity units – net	2,503	1
Dividends on common stock	(1,876)	(1,671)
Other – net	(287)	(34)
Net cash provided by financing activities	7,368	7,695
Effects of currency translation on cash, cash equivalents and restricted cash	—	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(687)	3,177
Cash, cash equivalents and restricted cash at beginning of period	3,441	1,316
Cash, cash equivalents and restricted cash at end of period	$2,754	$4,493
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,151	$666
Cash paid (received) for income taxes – net	$138	$(39)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$6,019	$5,443
Decrease in property, plant and equipment – net and contract liabilities (2023 activity, see Note 11)	$81	$551

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended June 30, 2023	Shares	Aggregate Par Value
Balances, March 31, 2023	2,023	$20	$15,214	$(200)	$27,862	$42,896	$9,227	$52,123	$856
Net income (loss)	—	—	—	—	2,795	2,795	(240)		9
Share-based payment activity	1	—	51	—	—	51	—		—
Dividends on common stock(a)	—	—	—	—	(946)	(946)	—		—
Other comprehensive income	—	—	—	—	—	—	1		—
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(165)		—
Other differential membership interests activity	—	—	(2)	—	—	(2)	133		(53)
Other	—	—	(1)	—	—	(1)	(185)		—
Balances, June 30, 2023	2,024	$20	$15,262	$(200)	$29,711	$44,793	$8,771	$53,564	$812
———————————————
(a)Dividends per share were $0.4675 for the three months ended June 30, 2023.
(b)See Note 11 - Disposal of Businesses/Assets.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Six Months Ended June 30, 2023	Shares	Aggregate Par Value
Balances, December 31, 2022	1,987	$20	$12,720	$(218)	$26,707	$39,229	$9,097	$48,326	$1,110
Net income (loss)	—	—	—	—	4,881	4,881	(558)		26
Share-based payment activity	4	—	35	—	—	35	—		—
Dividends on common stock(a)	—	—	—	—	(1,876)	(1,876)	—		—
Other comprehensive income	—	—	—	18	—	18	2		—
Issuances of common stock/equity units – net	33	—	2,513	—	—	2,513	—		—
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(165)		—
Other differential membership interests activity	—	—	(5)	—	—	(5)	479		(324)
Other	—	—	(1)	—	(1)	(2)	(84)		—
Balances, June 30, 2023	2,024	$20	$15,262	$(200)	$29,711	$44,793	$8,771	$53,564	$812
———————————————
(a)Dividends per share were $0.4675 for each of the three months ended June 30, 2023 and March 31, 2023.
(b)See Note 11 - Disposal of Businesses/Assets.

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
_______________________
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
_______________________
(a)Dividends per share were $0.425 for each of the three months ended June 30, 2022 and March 31, 2022.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING REVENUES	$4,774	$4,425	$8,693	$8,137
OPERATING EXPENSES
Fuel, purchased power and interchange	1,212	1,431	2,426	2,631
Other operations and maintenance	427	441	807	838
Depreciation and amortization	984	715	1,319	1,177
Taxes other than income taxes and other – net	500	436	944	846
Total operating expenses – net	3,123	3,023	5,496	5,492
OPERATING INCOME	1,651	1,402	3,197	2,645
OTHER INCOME (DEDUCTIONS)
Interest expense	(272)	(181)	(521)	(354)
Allowance for equity funds used during construction	30	28	60	62
Other – net	20	—	26	—
Total other deductions – net	(222)	(153)	(435)	(292)
INCOME BEFORE INCOME TAXES	1,429	1,249	2,762	2,353
INCOME TAXES	277	260	539	489
NET INCOME(a)	$1,152	$989	$2,223	$1,864
_______________________
(a)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$84	$25
Customer receivables, net of allowances of $8 and $7, respectively	1,956	1,739
Other receivables	237	332
Materials, supplies and fuel inventory	1,210	1,159
Regulatory assets	1,868	2,155
Other	157	143
Total current assets	5,512	5,553
Other assets:
Electric utility plant and other property – net	67,341	64,693
Special use funds	5,724	5,221
Prepaid benefit costs	1,795	1,732
Regulatory assets	5,301	5,484
Goodwill	2,989	2,989
Other	690	887
Total other assets	83,840	81,006
TOTAL ASSETS	$89,352	$86,559
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$445	$1,709
Other short-term debt	200	200
Current portion of long-term debt	1,578	1,547
Accounts payable	838	1,377
Customer deposits	570	543
Accrued interest and taxes	1,155	362
Accrued construction-related expenditures	537	559
Regulatory liabilities	407	349
Other	422	1,197
Total current liabilities	6,152	7,843
Other liabilities and deferred credits:
Long-term debt	23,307	19,455
Asset retirement obligations	2,144	2,108
Deferred income taxes	8,621	8,376
Regulatory liabilities	9,748	9,458
Other	393	399
Total other liabilities and deferred credits	44,213	39,796
TOTAL LIABILITIES	50,365	47,639
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	23,471	23,561
Retained earnings	14,143	13,986
TOTAL EQUITY	38,987	38,920
TOTAL LIABILITIES AND EQUITY	$89,352	$86,559

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,223	$1,864
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,319	1,177
Nuclear fuel and other amortization	73	91
Deferred income taxes	82	406
Cost recovery clauses and franchise fees	671	(476)
Recoverable storm-related costs	(353)	(3)
Other – net	20	(3)
Changes in operating assets and liabilities:
Current assets	(163)	(534)
Noncurrent assets	(97)	(2)
Current liabilities	402	638
Noncurrent liabilities	13	44
Net cash provided by operating activities	4,190	3,202
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,664)	(4,007)
Nuclear fuel purchases	(68)	(44)
Proceeds from sale or maturity of securities in special use funds	1,411	1,183
Purchases of securities in special use funds	(1,377)	(1,245)
Other – net	21	(18)
Net cash used in investing activities	(4,677)	(4,131)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	5,478	2,942
Retirements of long-term debt	(1,548)	(100)
Net change in commercial paper	(1,264)	(1,382)
Capital contributions from NEE	—	1,500
Dividends to NEE	(2,065)	(2,000)
Other – net	(68)	(33)
Net cash provided by financing activities	533	927
Net increase (decrease) in cash, cash equivalents and restricted cash	46	(2)
Cash, cash equivalents and restricted cash at beginning of period	58	108
Cash, cash equivalents and restricted cash at end of period	$104	$106
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$456	$324
Cash paid for income taxes – net	$118	$59
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$766	$849

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended June 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, March 31, 2023	$1,373	$23,471	$15,056	$39,900
Net income	—	—	1,152
Dividends to NEE	—	—	(2,065)
Balances, June 30, 2023	$1,373	$23,471	$14,143	$38,987

Six Months Ended June 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2022	$1,373	$23,561	$13,986	$38,920
Net income	—	—	2,223
Distribution of a subsidiary to NEE	—	(90)	—
Dividends to NEE	—	—	(2,065)
Other	—	—	(1)
Balances, June 30, 2023	$1,373	$23,471	$14,143	$38,987

Three Months Ended June 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, March 31, 2022	$1,373	$19,936	$11,160	$32,469
Net income	—	—	989
Capital contributions from NEE	—	1,500	—
Balances, June 30, 2022	$1,373	$21,436	$12,149	$34,958

Six Months Ended June 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2021	$1,373	$19,936	$12,285	$33,594
Net income	—	—	1,864
Capital contributions from NEE	—	1,500	—
Dividends to NEE	—	—	(2,000)
Balances, June 30, 2022	$1,373	$21,436	$12,149	$34,958

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

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 2) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $6.3 billion ($4.8 billion at FPL) and $5.9 billion ($4.4 billion at FPL) for the three months ended June 30, 2023 and 2022, respectively, and $12.0 billion ($8.7 billion at FPL) and $11.0 billion ($8.1 billion at FPL) for the six months ended June 30, 2023 and 2022, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL's retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At June 30, 2023 and December 31, 2022, FPL's unbilled revenues amounted to approximately $818 million and $661 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of June 30, 2023, FPL expects to record approximately $375 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2023 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2036, certain power purchase agreements with maturity dates through 2034, and capacity sales associated with natural gas transportation through 2062. At June 30, 2023, NEER expects to record approximately $1.2 billion of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in each respective contract.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. At June 30, 2023, NEE's AOCI included immaterial amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at June 30, 2023 and December 31, 2022, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	June 30, 2023
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$2,832	$6,283	$2,170	$(8,102)	$3,183
Interest rate contracts	$—	$399	$—	$138	537
Foreign currency contracts	$—	$—	$—	$(1)	(1)
Total derivative assets					$3,719

FPL – commodity contracts	$—	$(2)	$31	$4	$33

Liabilities:
NEE:
Commodity contracts	$4,452	$5,903	$1,415	$(8,945)	$2,825
Interest rate contracts	$—	$41	$—	$138	179
Foreign currency contracts	$—	$56	$—	$(1)	55
Total derivative liabilities					$3,059

FPL – commodity contracts	$—	$6	$18	$4	$28

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$1,760
Noncurrent derivative assets(c)					1,959
Total derivative assets					$3,719
Current derivative liabilities(d)					$1,037
Noncurrent derivative liabilities(e)					2,022
Total derivative liabilities					$3,059

Net fair value by FPL balance sheet line item:
Current other assets					$23
Noncurrent other assets					10
Total derivative assets					$33
Current other liabilities					$23
Noncurrent other liabilities					5
Total derivative liabilities					$28
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
(b)Reflects the netting of approximately $115 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $82 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $710 million in margin cash collateral paid to counterparties.
(e)Reflects the netting of approximately $330 million in margin cash collateral paid to counterparties.

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

At June 30, 2023 and December 31, 2022, NEE had approximately $25 million (none at FPL) and $106 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at June 30, 2023 and December 31, 2022, NEE had approximately $113 million (none at FPL) and $268 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at June 30, 2023 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	June 30, 2023		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$463	$435	Discounted cash flow	Forward price (per MWh)	$(10)	—	$425	$47
Forward contracts – gas	332	140	Discounted cash flow	Forward price (per MMBtu)	$1	—	$16	$4
Forward contracts – congestion	71	32	Discounted cash flow	Forward price (per MWh)	$(19)	—	$24	$—
Options – power	104	15	Option models	Implied correlations	44%	—	55%	51%
				Implied volatilities	39%	—	388%	131%
Options – primarily gas	342	331	Option models	Implied correlations	44%	—	55%	51%
				Implied volatilities	18%	—	120%	53%
Full requirements and unit contingent contracts	731	325	Discounted cash flow	Forward price (per MWh)	$(2)	—	$481	$67
				Customer migration rate(b)	—%	—	62%	7%
Forward contracts – other	127	137
Total	$2,170	$1,415
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2023		2022
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at March 31	$456	$(11)	$(1,072)	$(10)
Realized and unrealized gains (losses):
Included in operating revenues	820	—	(986)	—
Included in regulatory assets and liabilities	25	25	88	88
Purchases	111	—	197	—
Settlements	(416)	(1)	311	5
Issuances	(28)	—	(134)	—
Transfers in(a)	6	—	—	—
Transfers out(a)	(219)	—	2	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$755	$13	$(1,594)	$83
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$738	$—	$(817)	$—
———————————————
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

	Six Months Ended June 30,
	2023		2022
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$(854)	$9	$170	$8
Realized and unrealized gains (losses):
Included in operating revenues	2,028	—	(2,520)	—
Included in regulatory assets and liabilities	8	8	69	69
Purchases	329	—	379	—
Settlements	(725)	(4)	561	6
Issuances	(102)	—	(232)	—
Transfers in(a)	16	—	—	—
Transfers out(a)	55	—	(21)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$755	$13	$(1,594)	$83
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$1,375	$—	$(2,065)	$—
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions)
Commodity contracts(a) – operating revenues (including $1,014 unrealized gains, $805 unrealized losses, $2,156 unrealized gains and $2,932 unrealized losses, respectively)	$895	$(977)	$1,912	$(3,366)
Foreign currency contracts – interest expense (including $87 unrealized gains, $85 unrealized losses, $71 unrealized gains and $81 unrealized losses, respectively)	(48)	(86)	(67)	(86)
Interest rate contracts – interest expense (including $492 unrealized gains, $626 unrealized gains, $24 unrealized losses and $1,116 unrealized gains, respectively)	633	614	149	1,086
Losses reclassified from AOCI to interest expense:
Interest rate contracts	—	—	—	(5)
Foreign currency contracts	(1)	(1)	(2)	(2)
Total	$1,479	$(450)	$1,992	$(2,373)
———————————————
(a)For the three and six months ended June 30, 2023, FPL recorded approximately $15 million of gains and $9 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets on its condensed consolidated balance sheets. For the three and six months ended June 30, 2022, FPL recorded losses of approximately $8 million and $21 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

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

	June 30, 2023				December 31, 2022
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(124)	MWh	—		(104)	MWh	—
Natural gas	(999)	MMBtu	867	MMBtu	(1,307)	MMBtu	258	MMBtu
Oil	(45)	barrels	—		(38)	barrels	—

At June 30, 2023 and December 31, 2022, NEE had interest rate contracts with a notional amount of approximately $20.4 billion and $19.7 billion, respectively, and foreign currency contracts with a notional amount of approximately $0.5 billion and $1.0 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At June 30, 2023 and December 31, 2022, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4.9 billion ($18 million for FPL) and $7.4 billion ($15 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three-level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $370 million (none at FPL) at June 30, 2023 and $1,625 million (none at FPL) at December 31, 2022. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.2 billion ($10 million at FPL) at June 30, 2023 and $5.2 billion ($20 million at FPL) at December 31, 2022. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered,

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
applicable NEE subsidiaries could be required to post additional collateral of up to approximately $855 million ($60 million at FPL) at June 30, 2023 and $1.1 billion ($185 million at FPL) at December 31, 2022.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At June 30, 2023 and December 31, 2022, applicable NEE subsidiaries have posted approximately $19 million (none at FPL) and $59 million (none at FPL), respectively, in cash, and $501 million (none at FPL) and $1,192 million (none at FPL), respectively, in the form of letters of credit and surety bonds, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $531 million and $485 million at June 30, 2023 and December 31, 2022, respectively, and are included in noncurrent other assets on NEE's condensed consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2023
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$758	$—		$—	$758
FPL – equity securities	$33	$—		$—	$33
Special use funds:(b)
NEE:
Equity securities	$2,207	$2,739	(c)	$—	$4,946
U.S. Government and municipal bonds	$577	$53		$—	$630
Corporate debt securities	$3	$669		$—	$672
Asset-backed securities	$—	$830		$—	$830
Other debt securities	$—	$16		$—	$16
FPL:
Equity securities	$804	$2,491	(c)	$—	$3,295
U.S. Government and municipal bonds	$454	$21		$—	$475
Corporate debt securities	$2	$490		$—	$492
Asset-backed securities	$—	$643		$—	$643
Other debt securities	$—	$8		$—	$8
Other investments:(d)
NEE:
Equity securities	$54	$—		$—	$54
U.S. Government and municipal bonds	$291	$3		$—	$294
Corporate debt securities	$—	$312		$123	$435
Other debt securities	$—	$244		$12	$256
FPL:
Equity securities	$10	$—		$—	$10

———————————————
(a)Includes restricted cash equivalents of approximately $19 million ($12 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Contingent Consideration – On March 31, 2021, a wholly owned subsidiary of NEET acquired GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance). The acquisition agreements are subject to earn-out provisions for additional payments by NEER related to the completion of capital expenditures for certain future development projects. NEECH guarantees the contingent consideration obligations under the GridLiance acquisition agreement. Significant inputs and assumptions used in the fair value measurement of the contingent consideration, some of which are Level 3 and require judgment, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates. The contingent consideration liabilities were valued at approximately $264 million as of the acquisition date. Approximately $130 million and $203 million of contingent consideration liabilities are included in noncurrent other liabilities on NEE's condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively. The decrease in contingent consideration liabilities is primarily due to a revised assessment of the likelihood of future payments expected under the purchase and sale agreement governing the acquisition of GridLiance.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2023			December 31, 2022
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$1,124	$1,124		$998	$999
Other receivables, net of allowances(b)	$553	$553		$246	$246
Long-term debt, including current portion	$67,312	$62,733	(c)	$61,889	$57,892	(c)
FPL:
Special use funds(a)	$811	$812		$744	$744
Long-term debt, including current portion	$24,885	$23,365	(c)	$21,002	$19,364	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Approximately $322 million and $25 million is included in current other assets and $231 million and $221 million is included in noncurrent other assets on NEE's condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively (primarily Level 3).
(c)At June 30, 2023 and December 31, 2022, substantially all is Level 2 for NEE and FPL.

Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $8,217 million ($5,723 million for FPL) and $7,495 million ($5,220 million for FPL) at June 30, 2023 and December 31, 2022, respectively, and FPL's storm fund assets of $1 million and $1 million at June 30, 2023 and December 31, 2022, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $3,342 million ($1,747 million for FPL) and $2,858 million ($1,873 million for FPL) at June 30, 2023 and December 31, 2022, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2023 of approximately nine years at both NEE and FPL. Other investments primarily consist of debt securities with a weighted-average maturity at June 30, 2023 of approximately seven years. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains (losses) recognized on equity securities held at June 30, 2023 and 2022 are as follows:

	NEE				FPL
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(millions)
Unrealized gains (losses)	$316	$(796)	$592	$(1,096)	$222	$(527)	$411	$(718)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE				FPL
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(millions)
Realized gains	$10	$10	$18	$18	$9	$7	$15	$14
Realized losses	$39	$33	$76	$59	$32	$24	$62	$43
Proceeds from sale or maturity of securities	$592	$498	$1,020	$1,220	$442	$259	$740	$677

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(millions)
Unrealized gains	$7	$4	$5	$3
Unrealized losses(a)	$221	$285	$137	$193
Fair value	$2,735	$2,315	$1,408	$1,466
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at June 30, 2023 and December 31, 2022 were not material to NEE or FPL.

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

Nonrecurring Fair Value Measurements – NEE tests its equity method investments for impairment whenever events or changes in circumstances indicate that the investment may be impaired. During the first quarter of 2022, NextEra Energy Resources recorded an impairment charge of approximately $0.8 billion ($0.6 billion after tax) related to an investment in Mountain Valley Pipeline, LLC (Mountain Valley Pipeline), which is reflected in equity in earnings of equity method investees in NEE’s condensed consolidated statements of income for the six months ended June 30, 2022. The impairment reflected NextEra Energy Resources’ fair value analysis based on the market approach and considered legal and regulatory challenges to the completion of construction and the resulting economic outlook for the pipeline. This impairment charge resulted in the complete write off of NextEra Energy Resources’ equity method investment carrying amount as of March 31, 2022 of approximately $0.6 billion, as well as the recording of a liability of approximately $0.2 billion which reflects NextEra Energy Resources’ share of estimated future dismantlement costs.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Income Taxes

NEE's effective income tax rate for the three months ended June 30, 2023 and 2022 was approximately 16.2% and 20.9%, respectively, and for the six months ended June 30, 2023 and 2022 was approximately 16.9% and (18.3)%, respectively. NEE's effective income tax rate is based on the composition of pretax income or loss, and, for the six months ended June 30, 2022, primarily reflects the impact on pre-tax income (income before income taxes) of favorable changes in the fair value of interest rate derivative instruments, unfavorable changes in the fair value of commodity derivatives and equity securities held in NEER's nuclear decommissioning funds, as well as the first quarter of 2022 impairment charge related to the investment in Mountain Valley Pipeline (see Note 3 – Nonrecurring Fair Value Measurements).

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	2.1	4.1	4.4	4.4	2.6	(0.4)	4.3	4.4
Taxes attributable to noncontrolling interests	1.4	4.0	—	—	2.2	30.0	—	—
PTCs and ITCs	(6.6)	(3.7)	(2.2)	(0.6)	(6.4)	(34.8)	(1.9)	(0.6)
Amortization of deferred regulatory credit	(1.7)	(3.5)	(3.6)	(3.9)	(1.9)	(27.8)	(3.6)	(4.0)
Other – net	—	(1.0)	(0.2)	(0.1)	(0.6)	(6.3)	(0.3)	—
Effective income tax rate	16.2%	20.9%	19.4%	20.8%	16.9%	(18.3)%	19.5%	20.8%

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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. NEE acquired identifiable assets of approximately $1.1 billion, primarily relating to property, plant and equipment and intangible assets associated with biogas rights agreements and above-market purchased power agreements, and assumed liabilities of approximately $0.2 billion and noncontrolling interests of approximately $0.1 billion. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $0.3 billion of goodwill which has been recognized on NEE's condensed consolidated balance sheet at June 30, 2023, of which approximately $0.1 billion is expected to be deductible for tax purposes. Goodwill associated with the RNG acquisition is reflected within NEER and, for impairment testing, is expected to be included in the clean energy assets reporting unit. The goodwill arising from the transaction represents expected benefits of synergies and expansion opportunities for NEE's clean energy businesses. The provisional valuation of the acquired net assets, including goodwill, is subject to change as additional information related to the estimates is obtained during the measurement period.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6.  Related Party Transactions

NextEra Energy Resources provides operational, management and administrative services as well as transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a CSCS agreement with a subsidiary of NEP. At June 30, 2023 and December 31, 2022, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $43 million and $298 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $7 million and $43 million for the three months ended June 30, 2023 and 2022, respectively, and $51 million and $84 million for the six months ended June 30, 2023 and 2022, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $49 million and $94 million are included in other receivables and $115 million and $101 million are included in noncurrent other assets at June 30, 2023 and December 31, 2022, respectively. See also Note 11 – Disposal of Businesses/Assets for amounts due to NEP for reimbursement of construction-related costs. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $3.8 billion at June 30, 2023 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2023 to 2059, including certain project performance obligations, obligations under financing and interconnection agreements and obligations, primarily incurred and future construction payables, associated with the December 2022 sale of projects to NEP (see Note 11 – Disposal of Businesses/Assets). Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At June 30, 2023, approximately $59 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

During 2023 and 2022, certain services, primarily engineering, construction, transportation, storage and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $153 million and $114 million for the three months ended June 30, 2023 and 2022, respectively, and $386 million and $288 million for the six months ended June 30, 2023 and 2022, respectively.

See also Note 11 – Disposal of Businesses/Assets for sales to NEP.

7.  Variable Interest Entities (VIEs)

NEER – At June 30, 2023, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Ten indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation and battery storage facilities with the generating/storage capacity of approximately 772 MW and 65 MW, respectively, and own a solar generation facility that is expected to have total generating capacity of approximately 125 MW upon completion of construction, which is expected in 2023. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $2,100 million and $1,153 million, respectively, at June 30, 2023. There were nine of these consolidated VIEs at December 31, 2022 and the assets and liabilities of those VIEs at such date totaled approximately $2,084 million and $1,174 million, respectively. At June 30, 2023 and December 31, 2022, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt. At June 30, 2023, subsidiaries of NEE had guarantees related to certain obligations of one of these consolidated VIEs.

NEE consolidates a NEET VIE which owns and operates an approximately 280-mile electric transmission line that went into service during the first quarter of 2022. A NEET subsidiary is the primary beneficiary and controls the most significant activities of the VIE. NEET is entitled to receive 48% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $753 million and $16 million, respectively, at June 30, 2023, and $744 million and $18 million, respectively, at December 31, 2022. At June 30, 2023 and December 31, 2022, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,467 million and $81 million, respectively, at June 30, 2023, and $1,488 million and $86 million, respectively, at December 31, 2022. At June 30, 2023 and December 31, 2022, the assets of this VIE consisted primarily of property, plant and equipment.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NextEra Energy Resources consolidates 31 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with the generating/storage capacity of approximately 11,588 MW, 1,248 MW and 599 MW, respectively, and own solar generation and battery storage facilities that, upon completion of construction, which is anticipated in 2023, are expected to have generating/storage capacity of approximately 909 MW and 323 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $20,239 million and $1,895 million, respectively, at June 30, 2023, and $19,690 million and $2,318 million, respectively, at December 31, 2022. At June 30, 2023 and December 31, 2022, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable. At June 30, 2023, subsidiaries of NEE had guarantees related to certain obligations of three of these consolidated VIEs.

Other – At June 30, 2023 and December 31, 2022, several NEE subsidiaries had investments totaling approximately $4,901 million ($3,890 million at FPL) and $4,016 million ($3,331 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $5,170 million and $5,214 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $200 million in several of these entities. See further discussion of such guarantees and commitments in Note 12 – Commitments and – Contracts, respectively.

8.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic cost (income) for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(millions)
Service cost	$16	$21	$1	$1	$32	$43	$1	$1
Interest cost	33	20	1	1	66	39	4	2
Expected return on plan assets	(98)	(90)	—	—	(196)	(181)	—	—
Amortization of actuarial loss	—	—	—	—	—	—	—	1
Amortization of prior service benefit	—	(1)	—	(1)	—	(1)	—	(2)
Special termination benefits(a)	—	52	—	—	—	52	—	—
Net periodic cost (income) at NEE	$(49)	$2	$2	$1	$(98)	$(48)	$5	$2
Net periodic cost (income) allocated to FPL	$(32)	$7	$2	$1	$(64)	$(27)	$4	$2
———————————————
(a) Reflects enhanced early retirement benefit.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.  Debt

Significant long-term debt issuances and borrowings during the six months ended June 30, 2023 were as follows:

	Principal Amount	Interest Rate				Maturity Date
	(millions)
FPL:
First mortgage bonds	$4,500	4.40%	–	5.30%		2028	–	2053
Senior unsecured notes	$500	4.45%				2026
Senior unsecured notes	$486	Variable			(a)	2073
NEECH:
Debentures	$4,000	4.90%	–	5.25%		2028	–	2053
NEER:
NEET - long term debt	$317	4.86%				2053
———————————————
(a) Variable rate is based on an underlying index minus a specified margin.

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

10. Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$2,795	$1,380	$4,881	$929
Denominator:
Weighted-average number of common shares outstanding – basic	2,022.0	1,965.2	2,011.0	1,964.9
Equity units, stock options, performance share awards and restricted stock(a)	5.2	7.7	5.2	8.3
Weighted-average number of common shares outstanding – assuming dilution	2,027.2	1,972.9	2,016.2	1,973.2
Earnings per share attributable to NEE:
Basic	$1.38	$0.70	$2.43	$0.47
Assuming dilution	$1.38	$0.70	$2.42	$0.47
———————————————
(a)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 52.0 million and 61.3 million for the three months ended June 30, 2023 and 2022, respectively, and 51.5 million and 59.9 million for the six months ended June 30, 2023 and 2022, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Three months ended June 30, 2023
Balances, March 31, 2023	$21	$(55)		$(100)	$(72)	$6	$(200)
Other comprehensive income (loss) before reclassifications	—	(11)		—	9	—	(2)
Amounts reclassified from AOCI	—	3	(a)	—	—	—	3
Net other comprehensive income (loss)	—	(8)		—	9	—	1
Less other comprehensive income attributable to noncontrolling interests	—	—		—	(1)	—	(1)
Balances, June 30, 2023	$21	$(63)		$(100)	$(64)	$6	$(200)
Attributable to noncontrolling interests	$—	$—		$—	$(11)	$—	$(11)
———————————————
(a)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Six months ended June 30, 2023
Balances, December 31, 2022	$20		$(69)		$(101)	$(74)	$6	$(218)
Other comprehensive income (loss) before reclassifications	—		(2)		—	12	—	10
Amounts reclassified from AOCI	1	(a)	8	(b)	1	—	—	10
Net other comprehensive income	1		6		1	12	—	20
Less other comprehensive income attributable to noncontrolling interests	—		—		—	(2)	—	(2)
Balances, June 30, 2023	$21		$(63)		$(100)	$(64)	$6	$(200)
Attributable to noncontrolling interests	$—		$—		$—	$(11)	$—	$(11)

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

11.  Summary of Significant Accounting and Reporting Policies

Rate Regulation – In March 2023, the FPSC approved FPL’s January 2023 request to recover its 2022 fuel under-recovery of approximately $2.1 billion over 21 months effective April 2023 and its request for a $1.0 billion mid-course correction to reduce the 2023 levelized fuel charges to customers over 9 months effective April 2023. Due to further declines in the natural gas forward curve, the FPSC approved FPL’s March 2023 request for a second mid-course correction to reduce its 2023 levelized fuel charges by an additional $379 million over 8 months effective May 2023 and FPL's May 2023 request for a third mid-course correction to reduce its 2023 levelized fuel charges by an additional $256 million over 6 months effective July 2023.

Storm Cost Recovery – In March 2023, the FPSC approved FPL's request to begin recovering eligible storm costs, which are currently estimated at approximately $1.3 billion, primarily related to the surcharge for Hurricanes Ian and Nicole. The amount will be collected through an interim surcharge that will apply for a 12-month period that began April 2023 and will be subject to refund based on an FPSC prudence review.

Restricted Cash – At June 30, 2023 and December 31, 2022, NEE had approximately $1,177 million ($20 million for FPL) and $1,840 million ($33 million for FPL), respectively, of restricted cash, which is included in current other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $1,040 million is netted against derivative liabilities at June 30, 2023 and $7 million is netted against derivative assets and $1,541 million is netted against derivative liabilities at December 31, 2022. See Note 2.

Disposal of Businesses/Assets – In June 2023, subsidiaries of NextEra Energy Resources completed the sale to a NEP subsidiary of their 100% ownership interests in five wind generation facilities and three solar generation facilities located in geographically diverse locations throughout the U.S. with a total generating capacity of 688 MW for cash proceeds of approximately $566 million, plus working capital of $32 million (subject to post-closing adjustments).

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In December 2022, subsidiaries of NextEra Energy Resources sold (i) a 49% controlling ownership interest in three wind generation facilities and one solar plus battery facility located in geographically diverse locations throughout the U.S. with a total generating capacity of 1,437 MW and 65 MW of battery storage capacity, two of which facilities were under construction with expected in service dates in 2023, and (ii) their 100% ownership interest in three wind generation facilities located in the Midwest region of the U.S. with a total generating capacity of 347 MW to a NEP subsidiary for cash proceeds of approximately $805 million, plus working capital and other adjustments of $8 million (subject to post-closing adjustments). A NextEra Energy Resources affiliate will continue to operate the facilities included in the sale. In connection with the facilities under construction, approximately $251 million of cash received was recorded as contract liabilities, which is included in current other liabilities on NEE's condensed consolidated balance sheet at December 31, 2022. One facility achieved commercial operations during the first quarter of 2023, approximately $81 million of contract liabilities were reversed and the sale of the facility was recognized for accounting purposes. The remaining contract liability balance relates to sale proceeds from NEP of approximately $69 million and differential membership interests of approximately $101 million. The contract liabilities associated with the sale proceeds and the differential membership interests are subject to the facility currently under construction achieving commercial operations by a specified date in 2023. The contract liabilities will be reversed and the sale recognized for accounting purposes if the contingency is resolved in 2023. Otherwise, NextEra Energy Resources may be required to return proceeds related to differential membership interests and/or repurchase the facilities for up to $170 million. NEER will continue to consolidate the project currently under construction for accounting purposes. In addition, NextEra Energy Resources is responsible to pay for all construction costs related to the portfolio. At June 30, 2023 and December 31, 2022, approximately $352 million and $810 million, respectively, are included in accounts payable on NEE's condensed consolidated balance sheets and represent amounts owed by NextEra Energy Resources to NEP to reimburse NEP for construction costs.

Property Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(millions)
Electric plant in service and other property	$130,934	$124,963	$77,951	$74,353
Nuclear fuel	1,537	1,684	1,114	1,190
Construction work in progress	17,407	15,675	6,456	7,026
Property, plant and equipment, gross	149,878	142,322	85,521	82,569
Accumulated depreciation and amortization	(32,138)	(31,263)	(18,180)	(17,876)
Property, plant and equipment – net	$117,740	$111,059	$67,341	$64,693

During the three months ended June 30, 2023 and 2022, FPL recorded AFUDC of approximately $35 million and $36 million, respectively, including AFUDC – equity of approximately $30 million and $28 million, respectively. During the six months ended June 30, 2023 and 2022, FPL recorded AFUDC of approximately $74 million and $81 million, respectively, including AFUDC – equity of approximately $60 million and $62 million, respectively. During the three months ended June 30, 2023 and 2022, NEER capitalized interest on construction projects of approximately $74 million and $37 million, respectively. During the six months ended June 30, 2023 and 2022, NEER capitalized interest on construction projects of approximately $132 million and $73 million, respectively.

Structured Payables – Under NEE's structured payables program, subsidiaries of NEE issue negotiable drafts, backed by NEECH guarantees, to settle invoices with suppliers with payment terms that extend the original invoice due date (typically 30 days) to less than one year and include a service fee. At their discretion, the suppliers may assign the negotiable drafts and the rights under the NEECH guarantees to financial institutions. NEE and its subsidiaries are not party to any contractual agreements between their suppliers and the applicable financial institutions.

At June 30, 2023 and December 31, 2022, NEE's outstanding obligations under its structured payables program were approximately $3.8 billion and $3.7 billion, respectively, substantially all of which is included in accounts payable on NEE's condensed consolidated balance sheets.

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

At June 30, 2023, estimated capital expenditures, on an accrual basis, for the remainder of 2023 through 2027 were as follows:

	Remainder of 2023	2024	2025	2026	2027	Total
	(millions)
FPL:
Generation:(a)
New(b)	$2,160	$2,390	$2,750	$3,665	$3,195	$14,160
Existing	630	1,350	1,025	1,330	1,465	5,800
Transmission and distribution(c)	1,150	3,410	3,415	3,160	3,415	14,550
Nuclear fuel	120	145	200	295	300	1,060
General and other	370	570	640	520	640	2,740
Total	$4,430	$7,865	$8,030	$8,970	$9,015	$38,310
NEER:(d)
Wind(e)	$1,895	$1,830	$420	$50	$40	$4,235
Solar(f)	2,320	1,735	540	15	5	4,615
Other clean energy(g)	825	660	60	80	80	1,705
Nuclear, including nuclear fuel	115	260	230	225	290	1,120
Rate-regulated transmission	245	510	385	230	20	1,390
Other(h)	580	260	150	150	175	1,315
Total	$5,980	$5,255	$1,785	$750	$610	$14,380
———————————————
(a)Includes AFUDC of approximately $70 million, $110 million, $75 million, $120 million and $115 million for the remainder of 2023 through 2027, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $35 million, $50 million, $50 million, $30 million and $30 million for the remainder of 2023 through 2027, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 3,334 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 6,845 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects and renewable fuels projects.
(h)Includes equity contributions in 2023 for the construction of Mountain Valley Pipeline, the timing of which is uncertain.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 6 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $484 million at June 30, 2023. These obligations primarily related to guaranteeing the residual value of certain financing leases. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At June 30, 2023, NEER has entered into contracts with expiration dates through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel. Approximately $5.6 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2043.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The required capacity and/or minimum payments under contracts, including those discussed above, at June 30, 2023 were estimated as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(millions)
FPL(a)	$560	$1,045	$1,045	$1,045	$955	$8,575
NEER(b)(c)(d)	$3,445	$2,565	$250	$175	$165	$1,785
———————————————
(a)Includes approximately $205 million, $410 million, $405 million, $400 million, $400 million and $5,560 million for the remainder of 2023 through 2027 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause. For the three and six months ended June 30, 2023, the charges associated with these agreements totaled approximately $108 million and $210 million, respectively, of which $25 million and $49 million, respectively, were eliminated in consolidation at NEE. For the three and six months ended June 30, 2022, the charges associated with these agreements totaled approximately $107 million and $209 million, respectively, of which $26 million and $51 million, respectively, were eliminated in consolidation at NEE.
(b)Includes equity contributions in 2023 and a 20-year natural gas transportation agreement (approximately $70 million per year) with Mountain Valley Pipeline, a joint venture, in which NEER has a 32.2% equity investment, that is constructing a natural gas pipeline. The transportation agreement commitments are subject to the completion of construction. The timing of construction and the related equity contributions is uncertain.
(c)Includes approximately $240 million of commitments to invest in technology and other investments through 2031. See Note 7 – Other.
(d)Includes approximately $140 million, $1,035 million, $5 million, $5 million, $0 million and $0 million for the remainder of 2023 through 2027 and thereafter, respectively, of joint obligations of NEECH and NEER.

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

Legal Proceedings – FPL is the defendant in a purported class action lawsuit (Velez, et al. v. Florida Power & Light Company) filed in February 2018 that seeks from FPL unspecified damages for alleged breach of contract and gross negligence based on service interruptions that occurred as a result of Hurricane Irma in 2017. There is currently no trial date set. The Miami-Dade County Circuit Court certified the case as a class action and FPL's appeal of that decision was denied by Florida's Third District Court of Appeal (3rd DCA) in March 2023. FPL filed a motion in March 2023, for rehearing with the 3rd DCA claiming that the opinion upholding the class certification contains several errors that should be reheard by the full 3rd DCA. The motion is pending. Additionally, in July 2023, FPL filed a motion to dismiss the lawsuit on the basis that, among other things, it believes the FPSC has exclusive jurisdiction over any issues arising from a utility's preparation for and response to emergencies or disasters. FPL plans to continue to vigorously defend against the claims asserted in this proceeding.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

NEE, along with certain current and former executives of NEE, are the named defendants in a purported securities class action lawsuit (Maha Jastram, et al. v. NextEra Energy, Inc., et al.) filed in the U.S. District Court for the Southern District of Florida in June 2023 that seeks from the defendants unspecified damages allegedly resulting from alleged lack of disclosures and misstatements regarding NEE's legal and reputational risk related to campaign finance allegations and other political activities. NEE plans to vigorously defend against the claims asserted in this proceeding.

13.  Segment Information

The tables below present information for NEE's two reportable segments, FPL, a rate-regulated utility business, and NEER, which is comprised of competitive energy and rate-regulated transmission businesses. Corporate and Other represents other business activities, includes eliminating entries, and may include the net effect of rounding.
NEE's segment information is as follows:

	Three Months Ended June 30,
	2023					2022
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$4,774	$2,556		$19	$7,349	$4,425	$775		$(17)	$5,183
Operating expenses – net	$3,123	$1,317		$116	$4,556	$3,023	$1,203		$10	$4,236
Gains (losses) on disposal of businesses/assets – net	$—	$(4)		$10	$6	$—	$10		$(9)	$1
Net loss attributable to noncontrolling interests	$—	$231		$—	$231	$—	$267		$—	$267
Net income attributable to NEE	$1,152	$1,462	(b)	$181	$2,795	$989	$133	(b)	$258	$1,380

	Six Months Ended June 30,
	2023					2022
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$8,693	$5,347		$25	$14,065	$8,137	$(24)		$(40)	$8,073
Operating expenses – net	$5,496	$2,642		$190	$8,328	$5,492	$2,372		$61	$7,925
Gains (losses) on disposal of businesses/assets – net	$—	$(2)		$6	$4	$—	$35		$(10)	$25
Net loss attributable to noncontrolling interests	$—	$532		$—	$532	$—	$509		$—	$509
Net income (loss) attributable to NEE	$2,223	$2,902	(b)	$(244)	$4,881	$1,864	$(1,366)	(b)	$431	$929
———————————————
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)See Note 4 for a discussion of tax benefits related to PTCs.

	June 30, 2023				December 31, 2022
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$89,352	$77,062	$1,861	$168,275	$86,559	$70,713	$1,663	$158,935

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

	Net Income Attributable to NEE		Earnings Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(millions)				(millions)
FPL	$1,152	$989	$0.57	$0.50	$2,223	$1,864	$1.10	$0.94
NEER(a)	1,462	133	0.72	0.07	2,902	(1,366)	1.44	(0.69)
Corporate and Other	181	258	0.09	0.13	(244)	431	(0.12)	0.22
NEE	$2,795	$1,380	$1.38	$0.70	$4,881	$929	$2.42	$0.47
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$1,079	$67	$1,461	$(1,063)
Differential membership interests-related – NEER	$(11)	$(21)	$(27)	$(42)
NEP investment gains, net – NEER	$(31)	$(32)	$(29)	$(83)
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net – NEER	$(7)	$(207)	$60	$(304)
Impairment charges related to investment in Mountain Valley Pipeline – NEER(b)	$(12)	$(20)	$(39)	$(627)
———————————————
(a)    For the three months ended June 30, 2023 and 2022, approximately $742 million of gains and $270 million of losses, respectively, and for the six months ended June 30, 2023 and 2022, $1,424 million of gains and $1,621 million of losses, respectively, are included in NEER's net income (loss); the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE increased by $1,415 million and $3,952 million for the three and six months ended June 30, 2023, respectively, reflecting higher results at NEER and FPL, partly offset by lower results at Corporate and Other.

FPL's increase in net income for the three and six months ended June 30, 2023 was primarily driven by continued investments in plant in service and other property.

NEER's results increased for the three months ended June 30, 2023 primarily reflecting favorable non-qualifying hedge activity compared to 2022, higher earnings from new investments, favorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds, and higher earnings from the customer supply and proprietary power and gas trading business. NEER's results increased for the six months ended June 30, 2023 primarily reflecting favorable non-qualifying hedge activity compared to 2022, lower impairment charges on the Mountain Valley Pipeline investment, favorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds, and higher earnings from new investments and the customer supply and proprietary power and gas trading business. In June 2023, subsidiaries of NextEra Energy Resources sold ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling 688 MW to a NEP subsidiary. See Note 11 – Disposal of Businesses/Assets.

Corporate and Other's results decreased for the three and six months ended June 30, 2023 primarily due to higher interest costs and, for the six months ended June 30, 2023, less favorable non-qualifying hedge activity compared to 2022.

NEE's effective income tax rates for the three months ended June 30, 2023 and 2022 were approximately 16% and 21%, respectively. NEE's effective income tax rates for the six months ended June 30, 2023 and 2022 were approximately 17% and (18)%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average rate base by approximately $6.6 billion and $6.3 billion for the three and six months ended June 30, 2023, respectively, when compared to the same periods in the prior year, reflecting, among other things, the addition of the 1,246 MW Dania Beach Clean Energy Center which was placed in service on May 31, 2022, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization for the three and six months ended June 30, 2023 is permitted by FPL's 2021 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. During the three and six months ended June 30, 2023, FPL recorded reserve amortization of approximately $78 million and $451 million, respectively. During the three months ended June 30, 2022, FPL recorded the reversal of reserve amortization of approximately $44 million. During the six months ended June 30, 2022, FPL recorded total reserve amortization of approximately $194 million, including a one-time reserve amortization adjustment of $114 million, discussed under Depreciation and Amortization Expense below. During 2023 and 2022, FPL earned an approximately 11.80% and 11.60% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of June 30, 2023 and June 30, 2022, respectively.

FPL implemented an interim storm restoration charge in April 2023 for eligible storm restoration costs, which are currently estimated to be approximately $1.3 billion, primarily associated with Hurricanes Ian and Nicole (see Note 11 – Storm Cost Recovery). Also, effective April 2023, FPL began recovering its 2022 fuel under-recovery of approximately $2.1 billion and reduced its 2023 levelized fuel charges to customers by $1.0 billion. Beginning May 2023 and July 2023, FPL further reduced its 2023 levelized fuel charges to customers by approximately $379 million and $256 million, respectively. See Note 11 – Rate Regulation.

Operating Revenues
During the three and six months ended June 30, 2023, operating revenues increased $349 million and $556 million, respectively, reflecting increases in storm cost recovery revenues of approximately $348 million and $352 million, respectively, primarily associated with Hurricanes Ian and Nicole, as discussed above. Additionally, retail base revenues increased approximately $146 million and $286 million during the three and six months ended June 30, 2023, respectively, primarily related to new retail base rates under the 2021 rate agreement. Retail base revenues during both the three and six months ended June 30, 2023 were also impacted by an increase of approximately 1.1% in the average number of customer accounts, partly offset by a decrease of 0.8% in the average usage per retail customer. The increases in operating revenues for the three and six months ended June 30, 2023 were partly offset by decreases in fuel revenues of approximately $173 million and $118 million, respectively, primarily related to lower fuel prices.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $219 million and $205 million for the three and six months ended June 30, 2023, respectively, primarily reflecting lower fuel and energy prices.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $269 million and $142 million during the three and six months ended June 30, 2023, respectively. The increases for the three and six months ended June 30, 2023 primarily reflect amortization of deferred storm cost expenses primarily associated with Hurricanes Ian and Nicole, as discussed above, of approximately $349 million for both periods, partly offset by the impact of reserve amortization. During the three months ended June 30, 2023 and 2022, FPL recorded reserve amortization of approximately $78 million and the reversal of reserve amortization of $44 million, respectively. During the six months ended June 30, 2023 and 2022, FPL recorded reserve amortization of approximately $451 million and $80 million, respectively. In addition, during the six months ended June 30, 2022, FPL recorded a one-time reserve amortization adjustment of approximately $114 million as required under the 2021 rate agreement, 50% of which was used to reduce the capital recovery regulatory asset balance and the other 50% to increase the storm reserve regulatory liability. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on the condensed consolidated balance sheets. At June 30, 2023, approximately $999 million of reserve amortization remains available under the 2021 rate agreement.

Interest Expense
Interest expense increased $91 million and $167 million for the three and six months ended June 30, 2023, respectively, primarily due to higher average interest rates and higher average debt balances.

NEER: Results of Operations

NEER’s results increased $1,329 million and $4,268 million for the three and six months ended June 30, 2023, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(millions)
New investments(a)	$208	$348
Existing clean energy(a)	(126)	(182)
Gas infrastructure(a)	9	(13)
Customer supply and proprietary power and gas trading(b)	185	305
NEET(a)	2	(6)
Other, including other investment income, interest expense and corporate general and administrative expenses	(170)	(235)
Change in non-qualifying hedge activity(c)	1,012	3,045
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	200	364
NEP investment gains, net(c)	1	54
Impairment charges related to investment in Mountain Valley Pipeline(c)(d)	8	588
Change in net income (loss) less net loss attributable to noncontrolling interests	$1,329	$4,268
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

New Investments
Results from new investments for the three and six months ended June 30, 2023 increased primarily due to higher earnings related to new wind generation and battery storage facilities that entered service during or after the three and six months ended June 30, 2022.

Customer Supply and Proprietary Power and Gas Trading
Results from customer supply and proprietary power and gas trading increased for the three and six months ended June 30, 2023 primarily due to higher margins as compared to the lower margins in the prior year periods.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended June 30, 2023 increased $1,781 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $857 million of gains for the three months ended June 30, 2023 compared to $739 million of losses for the comparable period in 2022),
•net increases in revenues of $276 million from the customer supply, proprietary power and gas trading and gas infrastructure businesses as compared to the prior year period, and
•revenues from new investments of $75 million,
partly offset by,
•lower revenues from existing clean energy assets of $192 million primarily due to lower wind resource compared to the prior year period.

Operating revenues for the six months ended June 30, 2023 increased $5,371 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $1,953 million of gains for the six months ended June 30, 2023 compared to $2,889 million of losses for the comparable period in 2022),
•net increases in revenues of $492 million from the customer supply, proprietary power and gas trading and gas infrastructure businesses as compared to the prior year period, and
•revenues from new investments of $163 million,
partly offset by,

•lower revenues from existing clean energy assets of $212 million primarily due to lower wind resource compared to the prior year period.

Operating Expenses – net
Operating expenses – net for the six months ended June 30, 2023 increased $270 million primarily due to increases of $175 million in O&M expenses and $137 million in depreciation and amortization, partly offset by decreases of $41 million in fuel, purchased power and interchange expenses. The increases were primarily associated with growth across the NEER businesses.

Interest Expense
NEER’s interest expense for the six months ended June 30, 2023 increased $574 million primarily reflecting approximately $358 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments as well as higher average interest rates and higher average debt balances.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $131 million of equity in earnings of equity method investees for the three months ended June 30, 2023 compared to $436 million of equity in earnings of equity method investees for the prior year period. The decrease for the three months ended June 30, 2023 primarily reflects a decrease in equity in earnings of NEP recorded in 2023 primarily due to less favorable impacts related to changes in the fair value of interest rate derivative instruments.

NEER recognized $232 million of equity in earnings of equity method investees for the six months ended June 30, 2023 compared to $17 million of equity in losses of equity method investees for the prior year period. The change for the six months ended June 30, 2023 primarily reflects lower impairment charges of approximately $0.8 billion related to the investment in Mountain Valley Pipeline (see Note 3 – Nonrecurring Fair Value Measurements), partly offset by a decrease in equity in earnings of NEP recorded in 2023 primarily due to less favorable impacts related to changes in the fair value of interest rate derivative instruments.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds – net
For the three and six months ended June 30, 2023, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to favorable market conditions in 2023 compared to the prior year periods.

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

Corporate and Other's results decreased $77 million and $675 million during the three and six months ended June 30, 2023, respectively. The decrease for the three months ended June 30, 2023 primarily reflects higher average interest rates and higher average debt balances. The decrease for the six months ended June 30, 2023 primarily reflects less favorable after-tax impacts of approximately $521 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments as well as higher average interest rates and higher average debt balances.

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

Cash Flows

NEE's sources and uses of cash for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022
	(millions)
Sources of cash:
Cash flows from operating activities	$4,759	$4,793
Issuances of long-term debt, including premiums and discounts	9,978	9,615
Sale of independent power and other investments of NEER	1,001	271
Payments from related parties under the CSCS agreement – net	—	499
Issuances of common stock/equity units – net	2,503	1
Net increase in commercial paper and other short-term debt	2,264	829
Other sources – net	132	85
Total sources of cash	20,637	16,093
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(13,047)	(9,464)
Retirements of long-term debt	(4,959)	(1,544)
Payments to related parties under the CSCS agreement – net	(255)	—
Dividends on common stock	(1,876)	(1,671)
Other uses – net	(1,187)	(234)
Total uses of cash	(21,324)	(12,913)
Effects of currency translation on cash, cash equivalents and restricted cash	—	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(687)	$3,177

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2023 through 2027.

The following table provides a summary of capital investments for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
	(millions)
FPL:
Generation:
New	$878	$565
Existing	847	670
Transmission and distribution	2,503	2,270
Nuclear fuel	68	44
General and other	299	225
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	137	277
Total	4,732	4,051
NEER:
Wind	2,420	1,730
Solar (includes solar plus battery storage projects)	2,790	1,439
Other clean energy	1,462	522
Nuclear, including nuclear fuel	125	76
Natural gas pipelines	104	134
Other gas infrastructure	1,017	658
Rate-regulated transmission	143	228
Other	231	175
Total	8,292	4,962
Corporate and Other	23	451
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$13,047	$9,464

Liquidity

At June 30, 2023, NEE's total net available liquidity was approximately $13.6 billion. The table below provides the components of FPL's and NEECH's net available liquidity at June 30, 2023.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,420	$10,739	$14,159	2025 – 2028	2024 – 2028
Issued letters of credit	(3)	(654)	(657)
	3,417	10,085	13,502

Bilateral revolving credit facilities(b)	2,080	1,150	3,230	2023 – 2025	2024 – 2026
Borrowings	—	(1,100)	(1,100)
	2,080	50	2,130

Letter of credit facilities(c)	—	3,530	3,530		2024 – 2026
Issued letters of credit	—	(2,319)	(2,319)
	—	1,211	1,211

Subtotal	5,497	11,346	16,843

Cash and cash equivalents	84	1,490	1,574
Commercial paper and other short-term borrowings outstanding	(645)	(4,216)	(4,861)
Amounts due to related parties under the CSCS agreement (see Note 6)	—	43	43
Net available liquidity	$4,936	$8,663	$13,599
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,200 million ($450 million for FPL and $2,750 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,319 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $1,812 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. As of June 30, 2023, approximately $3,311 million of NEECH's syndicated revolving credit facilities expire over the next 12 months.
(b)    Only available for the funding of loans. As of June 30, 2023, approximately $1,705 million of FPL's and $650 million of NEECH's bilateral revolving credit facilities expire over the next 12 months.
(c)    Only available for the issuance of letters of credit. As of June 30, 2023, there were no letter of credit facilities expiring over the next 12 months.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 6 regarding guarantees of obligations on behalf of NEP subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At June 30, 2023, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at June 30, 2023, NEE subsidiaries had approximately $5.7 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 3 – Contingent Consideration and Note 12 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At June 30, 2023, these guarantees totaled approximately $685 million and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. At June 30, 2023, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at June 30, 2023) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $1.3 billion.

At June 30, 2023, subsidiaries of NEE also had approximately $4.4 billion of standby letters of credit and approximately $1.4 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Six Months Ended June 30, 2023			Year Ended December 31, 2022
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(12)	$5,439	$14,065	$(16)	$3,848	$20,956
Operating income (loss)	$(172)	$2,682	$5,741	$(339)	$(978)	$4,081
Net income (loss)	$(270)	$2,124	$4,349	$150	$(453)	$3,246
Net income (loss) attributable to NEE/NEECH	$(270)	$2,656	$4,881	$150	$448	$4,147

	June 30, 2023			December 31, 2022
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$1,016	$7,764	$13,122	$376	$8,087	$13,490
Total noncurrent assets	$2,632	$72,095	$155,153	$2,861	$64,766	$145,445
Total current liabilities	$9,156	$18,978	$24,871	$5,922	$18,840	$26,695
Total noncurrent liabilities	$30,610	$46,784	$89,028	$29,223	$44,724	$82,804
Redeemable noncontrolling interests	$—	$812	$812	$—	$1,110	$1,110
Noncontrolling interests	$—	$8,771	$8,771	$—	$9,097	$9,097

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2023 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three Months Ended June 30, 2023
Fair value of contracts outstanding at March 31, 2023	$1,231	$(2,705)	$(10)	$(1,484)
Reclassification to realized at settlement of contracts	(55)	61	(1)	5
Value of contracts acquired	—	70	—	70
Net option premium purchases (issuances)	13	—	—	13
Changes in fair value excluding reclassification to realized	76	819	16	911
Fair value of contracts outstanding at June 30, 2023	1,265	(1,755)	5	(485)
Net margin cash collateral paid (received)				843
Total mark-to-market energy contract net assets (liabilities) at June 30, 2023	$1,265	$(1,755)	$5	$358

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six Months Ended June 30, 2023
Fair value of contracts outstanding at December 31, 2022	$1,177	$(3,921)	$16	$(2,728)
Reclassification to realized at settlement of contracts	(150)	259	(2)	107
Value of contracts acquired	—	90	—	90
Net option premium purchases (issuances)	130	6	—	136
Changes in fair value excluding reclassification to realized	108	1,811	(9)	1,910
Fair value of contracts outstanding at June 30, 2023	1,265	(1,755)	5	(485)
Net margin cash collateral paid (received)				843
Total mark-to-market energy contract net assets (liabilities) at June 30, 2023	$1,265	$(1,755)	$5	$358

NEE's total mark-to-market energy contract net assets (liabilities) at June 30, 2023 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2023
(millions)
Current derivative assets	$1,467
Noncurrent derivative assets	1,716
Current derivative liabilities	(1,030)
Noncurrent derivative liabilities	(1,795)
NEE's total mark-to-market energy contract net assets	$358

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2023 were as follows:

	Maturity
	2023	2024	2025	2026	2027	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(448)	$(561)	$(279)	$(68)	$(31)	$6	$(1,381)
Significant other observable inputs	152	637	522	261	133	179	1,884
Significant unobservable inputs	429	119	48	14	17	135	762
Total	133	195	291	207	119	320	1,265
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(6)	(45)	(89)	(65)	(30)	(4)	(239)
Significant other observable inputs	(148)	(406)	(360)	(236)	(155)	(191)	(1,496)
Significant unobservable inputs	78	5	(14)	(15)	(7)	(67)	(20)
Total	(76)	(446)	(463)	(316)	(192)	(262)	(1,755)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(4)	(2)	(1)	—	(1)	—	(8)
Significant unobservable inputs	7	(1)	5	1	1	—	13
Total	3	(3)	4	1	—	—	5
Total sources of fair value	$60	$(254)	$(168)	$(108)	$(73)	$58	$(485)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2022	$—	$41	$41	$3	$148	$145	$3	$125	$120
June 30, 2023	$—	$8	$8	$3	$123	$121	$3	$127	$124
Average for the six months ended June 30, 2023	$—	$17	$17	$4	$161	$160	$4	$159	$158
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $1 million and $18 million at June 30, 2023 and December 31, 2022, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Special use funds	$2,148	$2,148	$2,061	$2,061
Other investments, primarily debt securities	$1,538	$1,538	$756	$756
Long-term debt, including current portion	$67,312	$62,733	$61,889	$57,892
Interest rate contracts – net unrealized gains	$358	$358	$392	$392
FPL:
Special use funds	$1,618	$1,618	$1,572	$1,572
Other investments - debt securities	$—	$—	$114	$114
Long-term debt, including current portion	$24,885	$23,365	$21,002	$19,364
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

At June 30, 2023, NEE had interest rate contracts with a notional amount of approximately $20.4 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE's net liabilities would increase by approximately $2,441 million ($929 million for FPL) at June 30, 2023.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $4,946 million and $4,437 million ($3,295 million and $2,905 million for FPL) at June 30, 2023 and December 31, 2022, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At June 30, 2023, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $482 million ($320 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At June 30, 2023, NEE's credit risk exposure associated with its energy marketing and trading operations, taking into account collateral and contractual netting rights, totaled approximately $3.4 billion ($80 million for FPL), of which approximately 92% (99% for FPL) was with companies that have investment grade credit ratings. See Note 2.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2023.

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

NEE, along with certain current and former executives of NEE, are the named defendants in a purported securities class action lawsuit (Maha Jastram, et al. v. NextEra Energy, Inc., et al.) filed in June 2023. See Note 12 – Legal Proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2023 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/23 – 4/30/23	11,557	$78.99	—	180,000,000
5/1/23 – 5/31/23	7,415	$77.54	—	180,000,000
6/1/23 – 6/30/23	—	$—	—	180,000,000
Total	18,972	$78.42	—
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
Item 5. Other Information

(c)    On June 13, 2023, Mark Lemasney, Executive Vice President of the Power Generation Division, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,000 shares of NEE's common stock until December 5, 2023.

Item 6.  Exhibits
`

Exhibit Number	Description	NEE	FPL
4(a)	One Hundred Thirty-Sixth Supplemental Indenture dated as of May 1, 2023 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
4(b)	Officer's Certificate of Florida Power & Light Company, dated May 18, 2023, creating the 4.45% Notes, Series due May 15, 2026	x	x
*4(c)
Officer's Certificate of Florida Power & Light Company, dated June 20, 2023, creating the Floating Rate Notes, Series due June 20, 2073 (filed as Exhibit 4 to Form 8-K dated June 20, 2023, File No. 1-8841)
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

Date: July 26, 2023

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Vice President, Accounting and Controller (Principal Accounting Officer)