Form 10-Q
period 2023-09-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2023-11-07
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at September 30, 2023: 2,051,707,741

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at September 30, 2023, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2021 rate agreement	December 2021 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding
AFUDC	allowance for funds used during construction
AFUDC – equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
CSCS agreement	amended and restated cash sweep and credit support agreement
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NextEra Energy Resources subsidiary
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP, a subsidiary of NEP
net generation	net ownership interest in plant(s) generation
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment or other than temporarily impaired
PTC	production tax credit
regulatory ROE	return on common equity as determined for regulatory purposes
RNG	renewable natural gas
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources' subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING REVENUES	$7,172	$6,719	$21,236	$14,792
OPERATING EXPENSES
Fuel, purchased power and interchange	1,554	1,933	4,280	4,888
Other operations and maintenance	1,196	1,225	3,391	3,161
Depreciation and amortization	1,957	1,289	4,272	3,332
Taxes other than income taxes and other – net	636	581	1,727	1,572
Total operating expenses – net	5,343	5,028	13,670	12,953
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	7	171	11	196
OPERATING INCOME	1,836	1,862	7,577	2,035
OTHER INCOME (DEDUCTIONS)
Interest expense	(26)	(259)	(1,344)	100
Equity in earnings (losses) of equity method investees	(954)	196	(721)	180
Allowance for equity funds used during construction	43	20	105	88
Gains on disposal of investments and other property – net	29	51	126	83
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	(98)	(141)	(10)	(569)
Other net periodic benefit income	62	70	184	159
Other – net	81	83	288	160
Total other income (deductions) – net	(863)	20	(1,372)	201
INCOME BEFORE INCOME TAXES	973	1,882	6,205	2,236
INCOME TAX EXPENSE (BENEFIT)	(46)	323	838	257
NET INCOME	1,019	1,559	5,367	1,979
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	200	137	733	646
NET INCOME ATTRIBUTABLE TO NEE	$1,219	$1,696	$6,100	$2,625
Earnings per share attributable to NEE:
Basic	$0.60	$0.86	$3.02	$1.33
Assuming dilution	$0.60	$0.86	$3.02	$1.33

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$1,019	$1,559	$5,367	$1,979
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $0 tax benefit, $0 tax benefit, $1 tax benefit and $2 tax benefit, respectively)	—	—	1	5
Net unrealized gains (losses) on available for sale securities:
Net unrealized losses on securities still held (net of $6 tax benefit, $8 tax benefit, $7 tax benefit and $31 tax benefit, respectively)	(19)	(31)	(20)	(91)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $1 tax benefit, $1 tax benefit, $3 tax benefit and $1 tax benefit, respectively)	2	1	9	3
Defined benefit pension and other benefits plans:
Reclassification from accumulated other comprehensive income (loss) to net income (net of $0 tax benefit, $0 tax expense, $0 tax benefit and $0 tax expense, respectively)	—	—	1	—
Net unrealized losses on foreign currency translation	(15)	(49)	(2)	(58)
Other comprehensive income related to equity method investees (net of $0 tax benefit, $0 tax expense, $0 tax benefit and $0 tax expense, respectively)	—	1	—	1
Total other comprehensive loss, net of tax	(32)	(78)	(11)	(140)
COMPREHENSIVE INCOME	987	1,481	5,356	1,839
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	205	160	734	672
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$1,192	$1,641	$6,090	$2,511

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,568	$1,601
Customer receivables, net of allowances of $49 and $54, respectively	4,034	4,349
Other receivables	927	744
Materials, supplies and fuel inventory	2,074	1,934
Regulatory assets	1,540	2,165
Derivatives	1,659	1,590
Other	2,442	1,107
Total current assets	14,244	13,490
Other assets:
Property, plant and equipment – net ($23,198 and $22,927 related to VIEs, respectively)	120,883	111,059
Special use funds	8,021	7,496
Investment in equity method investees	5,991	6,582
Prepaid benefit costs	1,974	1,832
Regulatory assets	5,182	5,992
Derivatives	2,078	1,935
Goodwill	5,043	4,854
Other	8,258	5,695
Total other assets	157,430	145,445
TOTAL ASSETS	$171,674	$158,935
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$3,985	$1,709
Other short-term debt	2,175	1,368
Current portion of long-term debt ($63 and $61 related to VIEs, respectively)	7,979	6,633
Accounts payable ($559 and $1,250 related to VIEs, respectively)	6,662	8,312
Customer deposits	615	560
Accrued interest and taxes	1,662	719
Derivatives	788	2,102
Accrued construction-related expenditures	1,971	1,760
Regulatory liabilities	416	350
Other	2,243	3,182
Total current liabilities	28,496	26,695
Other liabilities and deferred credits:
Long-term debt ($1,049 and $1,108 related to VIEs, respectively)	59,183	55,256
Asset retirement obligations	3,371	3,245
Deferred income taxes	9,747	9,072
Regulatory liabilities	9,616	9,626
Derivatives	1,876	2,909
Other	2,817	2,696
Total other liabilities and deferred credits	86,610	82,804
TOTAL LIABILITIES	115,106	109,499
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIE	318	1,110
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 2,052 and 1,987, respectively)	21	20
Additional paid-in capital	17,317	12,720
Retained earnings	29,984	26,707
Accumulated other comprehensive loss	(227)	(218)
Total common shareholders' equity	47,095	39,229
Noncontrolling interests ($9,039 and $9,092 related to VIEs, respectively)	9,155	9,097
TOTAL EQUITY	56,250	48,326
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$171,674	$158,935
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,367	$1,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,272	3,332
Nuclear fuel and other amortization	198	211
Unrealized losses (gains) on marked to market derivative contracts – net	(2,494)	1,924
Unrealized losses (gains) on equity securities held in NEER's nuclear decommissioning funds – net	10	569
Foreign currency transaction losses (gains)	71	(162)
Deferred income taxes	466	208
Cost recovery clauses and franchise fees	1,020	(1,295)
Equity in losses (earnings) of equity method investees	721	(180)
Distributions of earnings from equity method investees	520	408
Gains on disposal of businesses, assets and investments – net	(137)	(279)
Recoverable storm-related costs	(366)	(26)
Other – net	30	(29)
Changes in operating assets and liabilities:
Current assets	(206)	(1,238)
Noncurrent assets	(330)	(66)
Current liabilities	(757)	1,809
Noncurrent liabilities	38	102
Net cash provided by operating activities	8,423	7,267
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(7,279)	(6,021)
Independent power and other investments of NEER	(11,456)	(7,252)
Nuclear fuel purchases	(126)	(105)
Other capital expenditures	(49)	(451)
Sale of independent power and other investments of NEER	1,353	575
Proceeds from sale or maturity of securities in special use funds and other investments	3,539	2,896
Purchases of securities in special use funds and other investments	(4,759)	(3,496)
Other – net	—	5
Net cash used in investing activities	(18,777)	(13,849)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	9,978	11,616
Retirements of long-term debt	(5,084)	(2,137)
Proceeds from differential membership investors	337	443
Net change in commercial paper	2,276	(457)
Proceeds from other short-term debt	1,925	1,725
Repayments of other short-term debt	(638)	(525)
Payments from (to) related parties under a cash sweep and credit support agreement – net	(206)	8
Issuances of common stock/equity units – net	4,505	1,458
Dividends on common stock	(2,823)	(2,507)
Other – net	(567)	(386)
Net cash provided by financing activities	9,703	9,238
Effects of currency translation on cash, cash equivalents and restricted cash	(12)	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	(663)	2,651
Cash, cash equivalents and restricted cash at beginning of period	3,441	1,316
Cash, cash equivalents and restricted cash at end of period	$2,778	$3,967
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,797	$828
Cash paid (received) for income taxes – net	$323	$(36)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$6,148	$6,079
Decrease in property, plant and equipment – net and contract liabilities (2023 activity, see Note 11)	$251	$639

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended September 30, 2023	Shares	Aggregate Par Value
Balances, June 30, 2023	2,024	$20	$15,262	$(200)	$29,711	$44,793	$8,771	$53,564	$812
Net income (loss)	—	—	—	—	1,219	1,219	(194)		(6)
Share-based payment activity	1	—	56	—	—	56	—		—
Dividends on common stock(a)	—	—	—	—	(946)	(946)	—		—
Other comprehensive loss	—	—	—	(27)	—	(27)	(5)		—
Issuances of common stock/equity units – net	27	1	2,000	—	—	2,001	—		—
Other differential membership interests activity	—	—	(1)	—	—	(1)	606		(488)
Other	—	—	—	—	—	—	(23)		—
Balances, September 30, 2023	2,052	$21	$17,317	$(227)	$29,984	$47,095	$9,155	$56,250	$318
———————————————
(a)Dividends per share were $0.4675 for the three months ended September 30, 2023.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Nine Months Ended September 30, 2023	Shares	Aggregate Par Value
Balances, December 31, 2022	1,987	$20	$12,720	$(218)	$26,707	$39,229	$9,097	$48,326	$1,110
Net income (loss)	—	—	—	—	6,100	6,100	(752)		19
Share-based payment activity	4	—	91	—	—	91	—		—
Dividends on common stock(a)	—	—	—	—	(2,823)	(2,823)	—		—
Other comprehensive loss	—	—	—	(10)	—	(10)	(1)		—
Issuances of common stock/equity units – net	61	1	4,513	—	—	4,514	—		—
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(165)		—
Other differential membership interests activity	—	—	(6)	—	—	(6)	1,086		(811)
Other	—	—	(1)	1	—	—	(110)		—
Balances, September 30, 2023	2,052	$21	$17,317	$(227)	$29,984	$47,095	$9,155	$56,250	$318
———————————————
(a)Dividends per share were $0.4675 for each of the quarterly periods in 2023.
(b)See Note 11 – Disposal of Businesses/Assets.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended September 30, 2022	Shares	Aggregate Par Value
Balances, June 30, 2022	1,965	$20	$11,309	$(59)	$25,169	$36,439	$8,115	$44,554	$53
Net income (loss)	—	—	—	—	1,696	1,696	(138)		1
Premium on equity units	—	—	(127)	—	—	(127)	—		—
Share-based payment activity	—	—	80	—	—	80	—		—
Dividends on common stock(a)	—	—	—	—	(836)	(836)	—		—
Other comprehensive loss	—	—	—	(55)	—	(55)	(23)		—
Issuances cost of common stock/equity units – net	22	—	1,446	—	—	1,446	—		—
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(147)		—
Other differential membership interests activity	—	—	(13)	—	—	(13)	252		(54)
Other	—	—	(1)	—	—	(1)	58		—
Balances, September 30, 2022	1,987	$20	$12,694	$(114)	$26,029	$38,629	$8,117	$46,746	$—
_______________________
(a)Dividends per share were $0.425 for the three months ended September 30, 2022.
(b)See Note 11 – Disposal of Businesses/Assets.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Nine Months Ended September 30, 2022	Shares	Aggregate Par Value
Balances, December 31, 2021	1,963	$20	$11,271	$—	$25,911	$37,202	$8,222	$45,424	$245
Net income (loss)	—	—	—	—	2,625	2,625	(653)		7
Premium on equity units	—	—	(127)	—	—	(127)	—		—
Share-based payment activity	2	—	122	—	—	122	—		—
Dividends on common stock(a)	—	—	—	—	(2,507)	(2,507)	—		—
Other comprehensive loss	—	—	—	(114)	—	(114)	(26)		—
Issuance cost of common stock/equity units – net	22	—	1,446	—	—	1,446	—		—
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(147)		—
Other differential membership interests activity	—	—	(15)	—	—	(15)	542		(251)
Other	—	—	(3)	—	—	(3)	179		(1)
Balances, September 30, 2022	1,987	$20	$12,694	$(114)	$26,029	$38,629	$8,117	$46,746	$—
_______________________
(a)Dividends per share were $0.425 for each of the quarterly periods in 2022.
(b)See Note 11 – Disposal of Businesses/Assets.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING REVENUES	$5,475	$5,075	$14,169	$13,211
OPERATING EXPENSES
Fuel, purchased power and interchange	1,339	1,733	3,764	4,364
Other operations and maintenance	456	511	1,262	1,349
Depreciation and amortization	1,424	829	2,743	2,006
Taxes other than income taxes and other – net	551	495	1,498	1,340
Total operating expenses – net	3,770	3,568	9,267	9,059
OPERATING INCOME	1,705	1,507	4,902	4,152
OTHER INCOME (DEDUCTIONS)
Interest expense	(286)	(200)	(807)	(554)
Allowance for equity funds used during construction	40	19	100	82
Other – net	10	9	36	10
Total other deductions – net	(236)	(172)	(671)	(462)
INCOME BEFORE INCOME TAXES	1,469	1,335	4,231	3,690
INCOME TAXES	286	261	825	751
NET INCOME(a)	$1,183	$1,074	$3,406	$2,939
_______________________
(a)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$105	$25
Customer receivables, net of allowances of $12 and $7, respectively	2,314	1,739
Other receivables	290	332
Materials, supplies and fuel inventory	1,281	1,159
Regulatory assets	1,516	2,155
Other	741	143
Total current assets	6,247	5,553
Other assets:
Electric utility plant and other property – net	68,854	64,693
Special use funds	5,596	5,221
Prepaid benefit costs	1,821	1,732
Regulatory assets	4,673	5,484
Goodwill	2,965	2,989
Other	913	887
Total other assets	84,822	81,006
TOTAL ASSETS	$91,069	$86,559
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$2,169	$1,709
Other short-term debt	200	200
Current portion of long-term debt	1,645	1,547
Accounts payable	1,057	1,377
Customer deposits	586	543
Accrued interest and taxes	1,452	362
Accrued construction-related expenditures	506	559
Regulatory liabilities	413	349
Other	624	1,197
Total current liabilities	8,652	7,843
Other liabilities and deferred credits:
Long-term debt	23,244	19,455
Asset retirement obligations	2,147	2,108
Deferred income taxes	8,541	8,376
Regulatory liabilities	9,452	9,458
Other	364	399
Total other liabilities and deferred credits	43,748	39,796
TOTAL LIABILITIES	52,400	47,639
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	23,470	23,561
Retained earnings	13,826	13,986
TOTAL EQUITY	38,669	38,920
TOTAL LIABILITIES AND EQUITY	$91,069	$86,559

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,406	$2,939
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,743	2,006
Nuclear fuel and other amortization	116	135
Deferred income taxes	(83)	771
Cost recovery clauses and franchise fees	1,020	(1,295)
Recoverable storm-related costs	(366)	(26)
Other – net	1	9
Changes in operating assets and liabilities:
Current assets	(648)	(934)
Noncurrent assets	(142)	(48)
Current liabilities	891	899
Noncurrent liabilities	17	94
Net cash provided by operating activities	6,955	4,550
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,279)	(6,021)
Nuclear fuel purchases	(79)	(67)
Proceeds from sale or maturity of securities in special use funds	2,651	1,738
Purchases of securities in special use funds	(2,908)	(1,833)
Other – net	(30)	(7)
Net cash used in investing activities	(7,645)	(6,190)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	5,478	2,942
Retirements of long-term debt	(1,548)	(441)
Net change in commercial paper	460	(1,382)
Capital contributions from NEE	—	3,700
Dividends to NEE	(3,565)	(2,000)
Other – net	(70)	(36)
Net cash provided by financing activities	755	2,783
Net increase (decrease) in cash, cash equivalents and restricted cash	65	1,143
Cash, cash equivalents and restricted cash at beginning of period	58	108
Cash, cash equivalents and restricted cash at end of period	$123	$1,251
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$640	$476
Cash paid for income taxes – net	$590	$145
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$785	$946

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended September 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, June 30, 2023	$1,373	$23,471	$14,143	$38,987
Net income	—	—	1,183
Dividends to NEE	—	—	(1,500)
Other	—	(1)	—
Balances, September 30, 2023	$1,373	$23,470	$13,826	$38,669

Nine Months Ended September 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2022	$1,373	$23,561	$13,986	$38,920
Net income	—	—	3,406
Dividends to NEE	—	—	(3,565)
Distribution of a subsidiary to NEE	—	(90)	—
Other	—	(1)	(1)
Balances, September 30, 2023	$1,373	$23,470	$13,826	$38,669

Three Months Ended September 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, June 30, 2022	$1,373	$21,436	$12,149	$34,958
Net income	—	—	1,074
Capital contributions from NEE	—	2,200	—
Balances, September 30, 2022	$1,373	$23,636	$13,223	$38,232

Nine Months Ended September 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2021	$1,373	$19,936	$12,285	$33,594
Net income	—	—	2,939
Capital contributions from NEE	—	3,700	—
Dividends to NEE	—	—	(2,000)
Other	—	—	(1)
Balances, September 30, 2022	$1,373	$23,636	$13,223	$38,232

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

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 2) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $7.2 billion ($5.5 billion at FPL) and $6.4 billion ($5.1 billion at FPL) for the three months ended September 30, 2023 and 2022, respectively, and $19.2 billion ($14.1 billion at FPL) and $17.4 billion ($13.2 billion at FPL) for the nine months ended September 30, 2023 and 2022, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL's retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At September 30, 2023 and December 31, 2022, FPL's unbilled revenues amounted to approximately $773 million and $661 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of September 30, 2023, FPL expects to record approximately $365 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2023 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2036, certain power purchase agreements with maturity dates through 2034, and capacity sales associated with natural gas transportation through 2062. At September 30, 2023, NEER expects to record approximately $1.2 billion of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in each respective contract.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. At September 30, 2023, NEE's AOCI included immaterial amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at September 30, 2023 and December 31, 2022, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	September 30, 2023
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$2,511	$4,609	$1,765	$(6,162)	$2,723
Interest rate contracts	$—	$1,031	$—	$—	1,031
Foreign currency contracts	$—	$—	$—	$(17)	(17)
Total derivative assets					$3,737

FPL – commodity contracts	$—	$2	$21	$(6)	$17

Liabilities:
NEE:
Commodity contracts	$4,052	$4,613	$1,074	$(7,135)	$2,604
Interest rate contracts	$—	$15	$—	$—	15
Foreign currency contracts	$—	$62	$—	$(17)	45
Total derivative liabilities					$2,664

FPL – commodity contracts	$—	$10	$14	$(6)	$18

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$1,659
Noncurrent derivative assets(c)					2,078
Total derivative assets					$3,737
Current derivative liabilities(d)					$788
Noncurrent derivative liabilities(e)					1,876
Total derivative liabilities					$2,664

Net fair value by FPL balance sheet line item:
Current other assets					$9
Noncurrent other assets					8
Total derivative assets					$17
Current other liabilities					$9
Noncurrent other liabilities					9
Total derivative liabilities					$18
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
(b)Reflects the netting of approximately $29 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $55 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $586 million in margin cash collateral paid to counterparties.
(e)Reflects the netting of approximately $471 million in margin cash collateral paid to counterparties.

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

At September 30, 2023 and December 31, 2022, NEE had approximately $25 million (none at FPL) and $106 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at September 30, 2023 and December 31, 2022, NEE had approximately $132 million (none at FPL) and $268 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at September 30, 2023 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	September 30, 2023		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$543	$482	Discounted cash flow	Forward price (per MWh)	$(6)	—	$166	$49
Forward contracts – gas	343	50	Discounted cash flow	Forward price (per MMBtu)	$1	—	$15	$4
Forward contracts – congestion	70	34	Discounted cash flow	Forward price (per MWh)	$(20)	—	$30	$1
Options – power	44	9	Option models	Implied correlations	49%	—	63%	58%
				Implied volatilities	52%	—	190%	110%
Options – primarily gas	129	126	Option models	Implied correlations	49%	—	63%	58%
				Implied volatilities	18%	—	140%	51%
Full requirements and unit contingent contracts	481	280	Discounted cash flow	Forward price (per MWh)	$(2)	—	$427	$69
				Customer migration rate(b)	—%	—	65%	6%
Forward contracts – other	155	93
Total	$1,765	$1,074
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2023		2022
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30	$755	$13	$(1,594)	$83
Realized and unrealized gains (losses):
Included in operating revenues	87	—	(695)	—
Included in regulatory assets and liabilities	(2)	(2)	92	92
Purchases	27	—	90	—
Settlements	(320)	(6)	482	(154)
Issuances	(18)	—	(57)	—
Transfers in(a)	(61)	—	—	—
Transfers out(a)	223	2	6	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$691	$7	$(1,676)	$21
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$85	$—	$(446)	$—
———————————————
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

	Nine Months Ended September 30,
	2023		2022
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$(854)	$9	$170	$8
Realized and unrealized gains (losses):
Included in operating revenues	2,114	—	(3,215)	—
Included in regulatory assets and liabilities	5	5	161	161
Purchases	356	—	469	—
Settlements	(1,045)	(9)	1,043	(148)
Issuances	(119)	—	(289)	—
Transfers in(a)	(46)	—	—	—
Transfers out(a)	280	2	(15)	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$691	$7	$(1,676)	$21
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$994	$—	$(2,081)	$—
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(millions)
Commodity contracts(a) – operating revenues (including $362 unrealized losses, $10 unrealized losses, $1,794 unrealized gains and $2,942 unrealized losses, respectively)	$(318)	$(122)	$1,595	$(3,488)
Foreign currency contracts – interest expense (including $5 unrealized losses, $32 unrealized losses, $66 unrealized gains and $113 unrealized losses, respectively)	(6)	(36)	(73)	(121)
Interest rate contracts – interest expense (including $658 unrealized gains, $16 unrealized gains, $634 unrealized gains and $1,131 unrealized gains, respectively)	766	236	915	1,321
Losses reclassified from AOCI to interest expense:
Interest rate contracts	—	—	—	(5)
Foreign currency contracts	(1)	(1)	(2)	(2)
Total	$441	$77	$2,435	$(2,295)
———————————————
(a)For the three and nine months ended September 30, 2023, FPL recorded approximately $2 million of gains and $7 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets on its condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, FPL recorded gains of approximately $131 million and $110 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets.

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

	September 30, 2023				December 31, 2022
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(127)	MWh	—		(104)	MWh	—
Natural gas	(1,297)	MMBtu	793	MMBtu	(1,307)	MMBtu	258	MMBtu
Oil	(43)	barrels	—		(38)	barrels	—

At September 30, 2023 and December 31, 2022, NEE had interest rate contracts with a notional amount of approximately $20.0 billion and $19.7 billion, respectively, and foreign currency contracts with a notional amount of approximately $0.5 billion and $1.0 billion, respectively. In October 2023, NEECH entered into forward starting interest rate swap agreements with a notional amount of $4.7 billion to manage interest rate risk associated with forecasted debt issuances.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At September 30, 2023 and December 31, 2022, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4.2 billion ($15 million for FPL) and $7.4 billion ($15 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three-level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $365 million (none at FPL) at September 30, 2023 and $1,625 million (none at FPL) at December 31, 2022. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.3 billion ($25 million at FPL) at September 30, 2023 and $5.2 billion ($20 million at FPL) at December 31, 2022. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $810 million ($90 million at FPL) at September 30, 2023 and $1.1 billion ($185 million at FPL) at December 31, 2022.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At September 30, 2023 and December 31, 2022, applicable NEE subsidiaries have posted approximately $19 million (none at FPL) and $59 million (none at FPL), respectively, in cash, and $327 million (none at FPL) and $1,192 million (none at FPL), respectively, in the form of letters of credit and surety bonds, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $514 million and $485 million at September 30, 2023 and December 31, 2022, respectively, and are included in noncurrent other assets on NEE's condensed consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2023
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$677	$—		$—	$677
FPL – equity securities	$36	$—		$—	$36
Special use funds:(b)
NEE:
Equity securities	$2,237	$2,520	(c)	$—	$4,757
U.S. Government and municipal bonds	$699	$43		$—	$742
Corporate debt securities	$—	$554		$—	$554
Asset-backed securities	$—	$775		$—	$775
Other debt securities	$—	$12		$—	$12
FPL:
Equity securities	$903	$2,280	(c)	$—	$3,183
U.S. Government and municipal bonds	$572	$15		$—	$587
Corporate debt securities	$—	$389		$—	$389
Asset-backed securities	$—	$582		$—	$582
Other debt securities	$—	$5		$—	$5
Other investments:(d)
NEE:
Equity securities	$49	$—		$—	$49
U.S. Government and municipal bonds	$291	$265		$—	$556
Corporate debt securities	$—	$358		$114	$472
Other debt securities	$—	$190		$15	$205
FPL:
Equity securities	$9	—		$—	$9
Debt securities	$—	$262		$—	$262

———————————————
(a)Includes restricted cash equivalents of approximately $20 million ($11 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Contingent Consideration – On March 31, 2021, a wholly owned subsidiary of NEET acquired GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance). The acquisition agreements are subject to earn-out provisions for additional payments by NEER related to the completion of capital expenditures for certain future development projects. NEECH guarantees the contingent consideration obligations under the GridLiance acquisition agreement. Significant inputs and assumptions used in the fair value measurement of the contingent consideration, some of which are Level 3 and require judgment, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates. The contingent consideration liabilities were valued at approximately $264 million as of the acquisition date. Approximately $123 million and $203 million of contingent consideration liabilities are included in noncurrent other liabilities on NEE's condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, respectively. The decrease in contingent consideration liabilities is primarily due to a revised assessment of the likelihood of future payments expected under the purchase and sale agreement governing the acquisition of GridLiance.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2023			December 31, 2022
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$1,181	$1,181		$998	$999
Other receivables, net of allowances(b)	$696	$696		$246	$246
Long-term debt, including current portion	$67,162	$60,952	(c)	$61,889	$57,892	(c)
FPL:
Special use funds(a)	$850	$850		$744	$744
Long-term debt, including current portion	$24,889	$22,275	(c)	$21,002	$19,364	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Approximately $475 million and $25 million is included in current other assets and $221 million and $221 million is included in noncurrent other assets on NEE's condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, respectively (primarily Level 3).
(c)At September 30, 2023 and December 31, 2022, substantially all is Level 2 for NEE and FPL.

Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $8,020 million ($5,595 million for FPL) and $7,495 million ($5,220 million for FPL) at September 30, 2023 and December 31, 2022, respectively, and FPL's storm fund assets of $1 million and $1 million at September 30, 2023 and December 31, 2022, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $3,562 million ($1,969 million for FPL) and $2,858 million ($1,873 million for FPL) at September 30, 2023 and December 31, 2022, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2023 of approximately nine years at both NEE and FPL. Other investments primarily consist of debt securities with a weighted-average maturity at September 30, 2023 of approximately six years. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains (losses) recognized on equity securities held at September 30, 2023 and 2022 are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(millions)
Unrealized gains (losses)	$(180)	$(222)	$396	$(1,317)	$(114)	$(135)	$279	$(857)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(millions)
Realized gains	$12	$8	$31	$26	$11	$6	$27	$20
Realized losses	$64	$41	$140	$100	$60	$36	$122	$79
Proceeds from sale or maturity of securities	$781	$681	$1,801	$1,901	$688	$324	$1,428	$1,001

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(millions)
Unrealized gains	$5	$4	$4	$3
Unrealized losses(a)	$260	$285	$152	$193
Fair value	$2,797	$2,315	$1,480	$1,466
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at September 30, 2023 and December 31, 2022 were not material to NEE or FPL.

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

Nonrecurring Fair Value Measurements – NEE tests its equity method investments for impairment whenever events or changes in circumstances indicate that the fair value of the investment is less than the carrying value. Indicators of impairment may include, among other things, an observable market price below NEE’s carrying value. Investments that are other than temporarily impaired are written down to their estimated fair value on the reporting date and an impairment loss is recognized.

NextEra Energy Resources owns a noncontrolling interest in NEP, primarily through its limited partner interest in NEP OpCo, and accounts for this ownership interest as an equity method investment. During the preparation of NEE’s September 30, 2023 financial statements, it was determined that NextEra Energy Resources’ investment in NEP was OTTI as a result of a significant decline in trading price of NEP's common units during the final three trading days of the third quarter of 2023 following the announcement of a decrease in NEP’s distribution growth rate expectations. The impairment reflected NEE’s fair value analysis using the market approach and the observable trading price of NEP’s common units at September 30, 2023 of $29.70. When making the OTTI determination, NEE considered, among other things, the extent to which the publicly traded unit price was less than cost. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $4.2 billion was written down to its estimated fair value of approximately $3.0 billion, which is the carrying amount as of September 30, 2023, resulting in an impairment charge of $1.2 billion ($0.9 billion after tax), which is recorded in equity in earnings (losses) of equity method investees in NEE’s condensed consolidated statements of income for the three and nine months ended September 30, 2023.

During the first quarter of 2022, NextEra Energy Resources recorded an impairment charge of approximately $0.8 billion ($0.6 billion after tax) related to an investment in Mountain Valley Pipeline, LLC (Mountain Valley Pipeline), which is reflected in equity in earnings (losses) of equity method investees in NEE’s condensed consolidated statements of income for the nine months ended September 30, 2022. The impairment reflected NextEra Energy Resources’ fair value analysis based on the market approach and considered legal and regulatory challenges to the completion of construction and the resulting economic outlook for the pipeline. This impairment charge resulted in the complete write off of NextEra Energy Resources’ equity method investment carrying amount as of March 31, 2022 of approximately $0.6 billion, as well as the recording of a liability of approximately $0.2 billion which reflects NextEra Energy Resources’ share of estimated future dismantlement costs.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Mountain Valley Pipeline fair value estimate was based on a probability-weighted earnings before interest, taxes, depreciation and amortization (EBITDA) multiple valuation technique using a market participant view of the potential different outcomes for the investment. As part of the valuation, NextEra Energy Resources used observable inputs where available, including the EBITDA multiples of recent pipeline transactions. Significant unobservable inputs (Level 3), including the probabilities assigned to the different potential outcomes, the forecasts of operating revenues and costs, and the projected capital expenditures to complete the project, were also used in the estimation of fair value. An increase in the revenue forecasts, a decrease in the projected operating or capital expenditures or an increase in the probability assigned to the full pipeline being completed would result in an increased fair market value. Changes in the opposite direction of those unobservable inputs would result in a decreased fair market value.

4.  Income Taxes

NEE's effective income tax rate for the three months ended September 30, 2023 and 2022 was approximately (4.7)% and 17.2%, respectively, and for the nine months ended September 30, 2023 and 2022 was approximately 13.5% and 11.5%, respectively. NEE's effective income tax rate is based on the composition of pretax income or loss, and, for the three months ended September 30, 2023, primarily reflects the impact on pre-tax income (income before income taxes) of the impairment charge related to the investment in NEP (see Note 3 – Nonrecurring Fair Value Measurements). The nine months ended September 30, 2022, primarily reflects the impact on pre-tax income (income before income taxes) of favorable changes in the fair value of interest rate derivative instruments, unfavorable changes in the fair value of commodity derivatives and equity securities held in NEER's nuclear decommissioning funds, as well as the first quarter of 2022 impairment charge related to the investment in Mountain Valley Pipeline (see Note 3 – Nonrecurring Fair Value Measurements).

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	(4.5)	1.7	4.4	4.5	1.5	1.3	4.3	4.4
Taxes attributable to noncontrolling interests	6.8	2.6	—	—	3.0	6.8	—	—
PTCs and ITCs	(21.1)	(4.7)	(2.3)	(1.9)	(8.7)	(9.4)	(2.0)	(1.1)
Amortization of deferred regulatory credit	(5.0)	(2.9)	(3.3)	(4.1)	(2.4)	(6.7)	(3.5)	(4.0)
Other – net	(1.9)	(0.5)	(0.3)	0.1	(0.9)	(1.5)	(0.3)	0.1
Effective income tax rate	(4.7)%	17.2%	19.5%	19.6%	13.5%	11.5%	19.5%	20.4%

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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. NEE acquired identifiable assets of approximately $1.3 billion, primarily relating to property, plant and equipment and intangible assets associated with biogas rights agreements and above-market purchased power agreements, and assumed

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
liabilities of approximately $0.3 billion and noncontrolling interests of approximately $0.1 billion. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $0.2 billion of goodwill which has been recognized on NEE's condensed consolidated balance sheet at September 30, 2023, of which approximately $0.2 billion is expected to be deductible for tax purposes. Goodwill associated with the RNG acquisition is reflected within NEER and, for impairment testing, is expected to be included in the clean energy assets reporting unit. The goodwill arising from the transaction represents expected benefits of synergies and expansion opportunities for NEE's clean energy businesses. The provisional valuation of the acquired net assets, including goodwill, is subject to change as additional information related to the estimates is obtained during the measurement period.

6.  Related Party Transactions

NextEra Energy Resources provides operational, management and administrative services as well as transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NextEra Energy Resources is also party to a CSCS agreement with a subsidiary of NEP. At September 30, 2023 and December 31, 2022, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $92 million and $298 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $5 million and $45 million for the three months ended September 30, 2023 and 2022, respectively, and $55 million and $129 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $63 million and $94 million are included in other receivables and $114 million and $101 million are included in noncurrent other assets at September 30, 2023 and December 31, 2022, respectively. See also Note 11 – Disposal of Businesses/Assets for amounts due to NEP for reimbursement of construction-related costs. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $2.7 billion at September 30, 2023 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2023 to 2059, including certain project performance obligations, obligations under financing and interconnection agreements and obligations, primarily incurred and future construction payables, associated with the December 2022 sale of projects to NEP (see Note 11 – Disposal of Businesses/Assets). Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At September 30, 2023, approximately $60 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

During 2023 and 2022, certain services, primarily engineering, construction, transportation, storage and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $134 million and $136 million for the three months ended September 30, 2023 and 2022, respectively, and $520 million and $424 million for the nine months ended September 30, 2023 and 2022, respectively.

See also Note 11 – Disposal of Businesses/Assets for sales to NEP.

7.  Variable Interest Entities (VIEs)

NEER – At September 30, 2023, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Eight indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation facilities with the generating capacity of approximately 765 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $1,875 million and $1,095 million, respectively, at September 30, 2023. There were nine of these consolidated VIEs at December 31, 2022 and the assets and liabilities of those VIEs at such date totaled approximately $2,084 million and $1,174 million, respectively. At September 30, 2023 and December 31, 2022, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE which owns and operates an approximately 280-mile electric transmission line that went into service during the first quarter of 2022. A NEET subsidiary is the primary beneficiary and controls the most significant activities of the VIE. NEET is entitled to receive 48% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $722 million and $27 million, respectively, at September 30, 2023, and $744 million and $18 million, respectively, at December 31, 2022. At September 30, 2023 and December 31, 2022, the assets of this VIE consisted primarily of property, plant and equipment.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,480 million and $90 million, respectively, at September 30, 2023, and $1,488 million and $86 million, respectively, at December 31, 2022. At September 30, 2023 and December 31, 2022, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates 31 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with the generating/storage capacity of approximately 11,588 MW, 1,401 MW and 1,062 MW, respectively, and own solar generation facilities that, upon completion of construction, which is anticipated in 2023, are expected to have generating capacity of approximately 1,067 MW. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $20,421 million and $1,592 million, respectively, at September 30, 2023, and $19,690 million and $2,318 million, respectively, at December 31, 2022. At September 30, 2023 and December 31, 2022, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable. At September 30, 2023, subsidiaries of NEE had guarantees related to certain obligations of three of these consolidated VIEs.

Other – At September 30, 2023 and December 31, 2022, several NEE subsidiaries had investments totaling approximately $4,671 million ($3,661 million at FPL) and $4,016 million ($3,331 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $5,201 million and $5,214 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $190 million in several of these entities. See further discussion of such guarantees and commitments in Note 12 – Commitments and – Contracts, respectively.

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

The components of net periodic cost (income) for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(millions)
Service cost	$16	$21	$—	$—	$48	$64	$1	$1
Interest cost	33	19	3	2	99	58	7	4
Expected return on plan assets	(98)	(90)	—	—	(294)	(271)	—	—
Amortization of actuarial loss	—	—	—	1	—	—	—	2
Amortization of prior service benefit	—	—	—	(1)	—	(1)	—	(3)
Special termination benefits(a)	—	—	—	—	—	52	—	—
Net periodic cost (income) at NEE	$(49)	$(50)	$3	$2	$(147)	$(98)	$8	$4
Net periodic cost (income) allocated to FPL	$(32)	$(33)	$2	$1	$(96)	$(60)	$6	$3
———————————————
(a) Reflects enhanced early retirement benefit.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.  Debt

Significant long-term debt issuances and borrowings during the nine months ended September 30, 2023 were as follows:

	Principal Amount	Interest Rate				Maturity Date
	(millions)
FPL:
First mortgage bonds	$4,500	4.40%	–	5.30%		2028	–	2053
Senior unsecured notes	$500	4.45%				2026
Senior unsecured notes	$486	Variable			(a)	2073
NEECH:
Debentures	$4,000	4.90%	–	5.25%		2028	–	2053
NEER:
NEET – long term debt	$317	4.86%				2053
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

In August 2023, NEECH completed a remarketing of $2.0 billion aggregate principal amount of its Series L Debentures due September 1, 2025 that were issued in September 2020 as components of equity units issued concurrently by NEE (September 2020 equity units). The debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the debentures, the interest rate on the debentures was reset to 5.749% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2023. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the September 2020 equity units, on September 1, 2023, NEE issued 27,344,000 shares of common stock in exchange for $2.0 billion.

10. Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$1,219	$1,696	$6,100	$2,625
Denominator:
Weighted-average number of common shares outstanding – basic	2,031.3	1,972.5	2,017.8	1,967.5
Equity units, stock options, performance share awards and restricted stock(a)	4.9	6.4	5.2	6.1
Weighted-average number of common shares outstanding – assuming dilution	2,036.2	1,978.9	2,023.0	1,973.6
Earnings per share attributable to NEE:
Basic	$0.60	$0.86	$3.02	$1.33
Assuming dilution	$0.60	$0.86	$3.02	$1.33
———————————————
(a)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock, which were not included in the denominator above due to their antidilutive effect were approximately 25.9 million and 8.6 million for the three months ended September 30, 2023 and 2022, respectively, and 43.0 million and 42.6 million for the nine months ended September 30, 2023 and 2022, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Three Months Ended September 30, 2023
Balances, June 30, 2023	$21	$(63)		$(100)	$(64)	$6	$(200)
Other comprehensive income (loss) before reclassifications	—	(19)		—	(15)	—	(34)
Amounts reclassified from AOCI	—	2	(a)	—	—	—	2
Net other comprehensive income (loss)	—	(17)		—	(15)	—	(32)
Less other comprehensive loss attributable to noncontrolling interests	—	—		—	5	—	5
Balances, September 30, 2023	$21	$(80)		$(100)	$(74)	$6	$(227)
Attributable to noncontrolling interests	$—	$—		$—	$(15)	$—	$(15)
(17)
———————————————
(a)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Nine Months Ended September 30, 2023
Balances, December 31, 2022	$20		$(69)		$(101)	$(74)	$6	$(218)
Other comprehensive income (loss) before reclassifications	—		(20)		—	(2)	—	(22)
Amounts reclassified from AOCI	1	(a)	9	(b)	1	—	—	11
Net other comprehensive income	1		(11)		1	(2)	—	(11)
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	2	—	2
Balances, September 30, 2023	$21		$(80)		$(100)	$(74)	$6	$(227)
Attributable to noncontrolling interests	$—		$—		$—	$(15)	$—	$(15)

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Nine Months Ended September 30, 2022
Balances, December 31, 2021	$14		$5		$25	$(49)	$5	$—
Other comprehensive income (loss) before reclassifications	—		(91)		—	(58)	1	(148)
Amounts reclassified from AOCI	5	(a)	3	(b)	—	—	—	8
Net other comprehensive income (loss)	5		(88)		—	(58)	1	(140)
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	26	—	26
Balances, September 30, 2022	$19		$(83)		$25	$(81)	$6	$(114)
Attributable to noncontrolling interests	$—		$—		$—	$(21)	$—	$(21)
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

11.  Summary of Significant Accounting and Reporting Policies

Rate Regulation – On September 28, 2023, the Florida Supreme Court ruled on the appeal of the FPSC’s final order regarding FPL’s 2021 rate agreement by Floridians Against Increased Rates, Inc. and, as a group, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida. The ruling remands the FPSC's order back to the FPSC. While management is unable to predict with certainty the eventual outcome, FPL believes the FPSC will maintain its determination in its revised order that the 2021 rate agreement is in the public interest and should remain intact.

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

Restricted Cash – At September 30, 2023 and December 31, 2022, NEE had approximately $1,210 million ($18 million for FPL) and $1,840 million ($33 million for FPL), respectively, of restricted cash, which is included in current other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $1,056 million is netted against derivative liabilities at September 30, 2023 and $7 million is netted against derivative assets and $1,541 million is netted against derivative liabilities at December 31, 2022. See Note 2.

Disposal of Businesses/Assets – On September 26, 2023, FPL entered into an agreement to sell its ownership interests in its Florida City Gas business (FCG) for a cash purchase price of approximately $923 million, subject to working capital and other adjustments. The transaction is expected to be completed over the next several months, pending the satisfaction of customary closing conditions. FPL anticipates recording a gain of approximately $0.4 billion ($0.3 billion after tax) when the transaction closes. The carrying amounts of the major classes of assets related to FCG classified as held for sale, which are included in current other assets on NEE’s and FPL’s condensed consolidated balance sheets, were approximately $616 million at September 30, 2023 and primarily represent property, plant and equipment. Liabilities associated with assets classified as held for sale, which are included in current other liabilities on NEE’s and FPL’s condensed consolidated balance sheets, were approximately $113 million at September 30, 2023 and primarily represent regulatory liabilities and finance lease liabilities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In June 2023, subsidiaries of NextEra Energy Resources completed the sale to a NEP subsidiary of their 100% ownership interests in five wind generation facilities and three solar generation facilities located in geographically diverse locations throughout the U.S. with a total generating capacity of 688 MW for cash proceeds of approximately $566 million, plus working capital of $32 million.

In December 2022, subsidiaries of NextEra Energy Resources sold (i) a 49% controlling ownership interest in three wind generation facilities and one solar plus battery facility located in geographically diverse locations throughout the U.S. with a total generating capacity of 1,437 MW and 65 MW of battery storage capacity, two of which facilities were under construction with expected in service dates in 2023, and (ii) their 100% ownership interest in three wind generation facilities located in the Midwest region of the U.S. with a total generating capacity of 347 MW to a NEP subsidiary for cash proceeds of approximately $805 million, plus working capital and other adjustments of $8 million (subject to post-closing adjustments). NEER continued to consolidate one of the projects under construction for accounting purposes through March 2023 and the second project under construction through July 2023. A NextEra Energy Resources affiliate will continue to operate the facilities included in the sale. In connection with the two facilities under construction, approximately $251 million of cash received was recorded as contract liabilities, which is included in current other liabilities on NEE's condensed consolidated balance sheet at December 31, 2022. In 2023, the two facilities achieved commercial operations and approximately $251 million of contract liabilities were reversed and the sale of those facilities was recognized for accounting purposes. In addition, NextEra Energy Resources is responsible to pay for all construction costs related to the portfolio. At September 30, 2023 and December 31, 2022, approximately $196 million and $810 million, respectively, are included in accounts payable on NEE's condensed consolidated balance sheets and represent amounts owed by NextEra Energy Resources to NEP to reimburse NEP for construction costs.

In September 2022, subsidiaries of NextEra Energy Resources sold to a NEP subsidiary a 67% controlling ownership interest in a battery storage facility in California with storage capacity of 230 MW, for cash proceeds of approximately $191 million, plus working capital and other adjustments of $2 million. A NextEra Energy Resources affiliate will continue to operate the facility included in the sale. In connection with the sale, a gain of approximately $87 million ($66 million after tax) was recorded in NEE's condensed consolidated statements of income for the three and nine months ended September 30, 2022 and is included in gains on disposal of businesses/assets – net.

Property Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(millions)
Electric plant in service and other property	$133,184	$124,963	$78,282	$74,353
Nuclear fuel	1,497	1,684	1,069	1,190
Construction work in progress	18,899	15,675	7,801	7,026
Property, plant and equipment, gross	153,580	142,322	87,152	82,569
Accumulated depreciation and amortization	(32,697)	(31,263)	(18,298)	(17,876)
Property, plant and equipment – net	$120,883	$111,059	$68,854	$64,693

During the three months ended September 30, 2023 and 2022, FPL recorded AFUDC of approximately $49 million and $25 million, respectively, including AFUDC – equity of approximately $40 million and $19 million, respectively. During the nine months ended September 30, 2023 and 2022, FPL recorded AFUDC of approximately $123 million and $106 million, respectively, including AFUDC – equity of approximately $100 million and $82 million, respectively. During the three months ended September 30, 2023 and 2022, NEER capitalized interest on construction projects of approximately $88 million and $46 million, respectively. During the nine months ended September 30, 2023 and 2022, NEER capitalized interest on construction projects of approximately $220 million and $119 million, respectively.

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

At September 30, 2023 and December 31, 2022, NEE's outstanding obligations under its structured payables program were approximately $4.2 billion and $3.7 billion, respectively, substantially all of which is included in accounts payable on NEE's condensed consolidated balance sheets.

Income Taxes – For taxable years beginning after 2022, renewable energy tax credits generated during the taxable year can be transferred to an unrelated transferee for cash. Any tax credits transferred will be accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of PTCs and ITCs on NEE’s tax return will be reported in

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
cash paid (received) for income taxes – net within the supplemental disclosures of cash flow information on NEE’s consolidated statements of cash flows. During September and October 2023, NEECH has entered into agreements to sell tax credits for approximately $337 million in cash proceeds in the fourth quarter of 2023.

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

At September 30, 2023, estimated capital expenditures, on an accrual basis, for the remainder of 2023 through 2027 were as follows:

	Remainder of 2023	2024	2025	2026	2027	Total
	(millions)
FPL:
Generation:(a)
New(b)	$645	$2,390	$2,750	$3,665	$3,195	$12,645
Existing	390	1,350	1,025	1,330	1,465	5,560
Transmission and distribution(c)	790	3,410	3,415	3,160	3,415	14,190
Nuclear fuel	115	145	200	295	300	1,055
General and other	255	510	590	465	585	2,405
Total	$2,195	$7,805	$7,980	$8,915	$8,960	$35,855
NEER:(d)
Wind(e)	$1,355	$2,135	$535	$85	$95	$4,205
Solar(f)	1,225	2,225	1,210	10	5	4,675
Other clean energy(g)	605	730	390	70	70	1,865
Nuclear, including nuclear fuel	85	265	245	210	295	1,100
Rate-regulated transmission(h)	230	700	1,180	835	20	2,965
Other(i)	500	625	205	220	245	1,795
Total	$4,000	$6,680	$3,765	$1,430	$730	$16,605
———————————————
(a)Includes AFUDC of approximately $40 million, $110 million, $75 million, $120 million and $115 million for the remainder of 2023 through 2027, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $15 million, $50 million, $50 million, $30 million and $30 million for the remainder of 2023 through 2027, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 3,730 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 6,565 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects and renewable fuels projects.
(h)Includes AFUDC of approximately $5 million, $30 million, $90 million, $125 million and $5 million for the remainder of 2023 through 2027, respectively.
(i)Includes equity contributions in 2023 and 2024 for the construction of Mountain Valley Pipeline.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 6 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $482 million at September 30, 2023. These obligations primarily related to guaranteeing the residual value of certain financing leases. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At September 30, 2023, NEER has entered into contracts with expiration dates through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
uranium, and the conversion, enrichment and fabrication of nuclear fuel. Approximately $5.3 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2044.

The required capacity and/or minimum payments under contracts, including those discussed above, at September 30, 2023 were estimated as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(millions)
FPL(a)	$275	$1,070	$1,075	$1,075	$970	$8,565
NEER(b)(c)(d)	$2,505	$3,260	$285	$165	$150	$1,690
———————————————
(a)Includes approximately $105 million, $410 million, $405 million, $400 million, $400 million and $5,560 million for the remainder of 2023 through 2027 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause. For the three and nine months ended September 30, 2023, the charges associated with these agreements totaled approximately $104 million and $314 million, respectively, of which $25 million and $74 million, respectively, were eliminated in consolidation at NEE. For the three and nine months ended September 30, 2022, the charges associated with these agreements totaled approximately $104 million and $314 million, respectively, of which $26 million and $77 million, respectively, were eliminated in consolidation at NEE.
(b)Includes equity contributions in 2023 and 2024 and a 20-year natural gas transportation agreement (approximately $70 million per year) with Mountain Valley Pipeline, a joint venture in which NEER has a 32.2% equity investment, that is constructing a natural gas pipeline. The transportation agreement commitments are subject to the completion of construction.
(c)Includes approximately $235 million of commitments to invest in technology and other investments through 2031. See Note 7 – Other.
(d)Includes approximately $565 million, $1,385 million, $5 million, $5 million, $0 million and $0 million for the remainder of 2023 through 2027 and thereafter, respectively, of joint obligations of NEECH and NEER.

Insurance – Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $450 million of private liability insurance per site, which is the maximum obtainable, except at Duane Arnold which obtained an exemption from the NRC and maintains a $100 million private liability insurance limit. Each site, except Duane Arnold, participates in a secondary financial protection system, which provides up to $16.1 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $1,161 million ($664 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $173 million ($99 million for FPL) per incident per year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $20 million and $25 million, plus any applicable taxes, per incident, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Legal Proceedings – FPL is the defendant in a purported class action lawsuit filed in February 2018 that seeks from FPL unspecified damages for alleged breach of contract and gross negligence based on service interruptions that occurred as a result of Hurricane Irma in 2017. There is currently no trial date set. The Miami-Dade County Circuit Court certified the case as a class action and FPL's appeal of that decision was denied by Florida's Third District Court of Appeal (3rd DCA) in March 2023. The certified class encompasses all persons and business owners who reside in and are otherwise citizens of the state of Florida that contracted with FPL for electrical services, were charged storm charges, experienced a power outage after Hurricane Irma and suffered consequential damages because of FPL’s alleged breach of contract or gross negligence. FPL filed a motion on March 31, 2023, for rehearing with the 3rd DCA claiming that the opinion upholding the class certification contains several errors that should be reheard by the full 3rd DCA. The motion is pending. Additionally, in July 2023, FPL filed a motion to dismiss the lawsuit on the basis that, among other things, it believes the FPSC has exclusive jurisdiction over any issues arising from a utility's preparation for and response to emergencies or disasters. FPL is vigorously defending against the claims in this proceeding.

NEE, along with certain current and former executives, are the named defendants in a purported shareholder securities class action lawsuit filed in the U.S. District Court for the Southern District of Florida in June 2023 that seeks from the defendants unspecified damages allegedly resulting from alleged lack of disclosures and misstatements regarding NEE's legal and reputational risk related to campaign finance allegations and other political activities. The alleged class of plaintiffs are all persons or entities who purchased or otherwise acquired NEE securities between December 2, 2021 and February 1, 2023. NEE is vigorously defending against the claims in this proceeding.

NEE, along with certain current and former executives and directors are the named defendants in purported shareholder derivative action lawsuits filed in the 15th Judicial Circuit in Palm Beach County, Florida in July 2023 and in the U.S. District Court for the Southern District of Florida in October 2023 that seek from the defendants unspecified damages allegedly resulting from, among other things, breaches of fiduciary duties and, in the latter case, violations of the federal securities laws, all purporting to relate to alleged campaign finance law violations and associated matters. NEE is vigorously defending against the claims in these proceedings. NEE also has received demand letters and books and records requests from counsel representing other purported shareholders and containing similar allegations. These demands seek, among other things, a Board of Directors investigation of, and/or documentation regarding, these allegations. NEE and one of the shareholders demanding an investigation have agreed to a specified stay of all material activities related to the demand.

In September 2023, a participant in the NEE Employee Retirement Savings Plan (Plan), purportedly on behalf of the Plan and all persons who were participants in or beneficiaries of the Plan, at any time between September 25, 2016 and September 25, 2023 (Plan participants), filed a putative ERISA class action lawsuit in the U.S. District Court for the Southern District of Florida against NEE. The complaint alleges that NEE violated its fiduciary duties under the Plan by permitting a third-party administrative recordkeeper to charge allegedly excessive fees for the services provided and allegedly by allowing a large volume of plan assets to be invested in NEE common stock. The plaintiff seeks declaratory, equitable and monetary relief on behalf of the Plan and Plan participants. NEE is vigorously defending against the claims in this proceeding.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

NEE's segment information is as follows:

	Three Months Ended September 30,
	2023					2022
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$5,475	$1,669		$28	$7,172	$5,075	$1,652		$(8)	$6,719
Operating expenses – net	$3,770	$1,470		$103	$5,343	$3,568	$1,341		$119	$5,028
Gains (losses) on disposal of businesses/assets – net	$—	$8		$(1)	$7	$—	$173		$(2)	$171
Net loss attributable to noncontrolling interests	$—	$200		$—	$200	$—	$137		$—	$137
Net income (loss) attributable to NEE	$1,183	$(230)	(b)	$266	$1,219	$1,074	$655	(b)	$(33)	$1,696

	Nine Months Ended September 30,
	2023						2022
	FPL		NEER(a)		Corporate and Other	NEE Consoli- dated	FPL		NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$14,169		$7,016		$51	$21,236	$13,211		$1,627		$(46)	$14,792
Operating expenses – net	$9,268	(c)	$4,112		$290	$13,670	$9,060	(c)	$3,712		$181	$12,953
Gains (losses) on disposal of businesses/assets – net	$1		$6		$4	$11	$1		$208		$(13)	$196
Net loss attributable to noncontrolling interests	$—		$733		$—	$733	$—		$646		$—	$646
Net income (loss) attributable to NEE	$3,406		$2,672	(b)	$22	$6,100	$2,939		$(711)	(b)	$397	$2,625
———————————————
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)See Note 4 for a discussion of tax benefits related to PTCs.
(c)FPL's income statement line for total operating expenses – net includes gains (losses) on disposal of businesses/assets – net.

	September 30, 2023				December 31, 2022
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$91,069	$78,701	$1,904	$171,674	$86,559	$70,713	$1,663	$158,935

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(millions)				(millions)
FPL	$1,183	$1,074	$0.58	$0.54	$3,406	$2,939	$1.68	$1.49
NEER(a)	(230)	655	(0.11)	0.33	2,672	(711)	1.32	(0.36)
Corporate and Other	266	(33)	0.13	(0.01)	22	397	0.02	0.20
NEE	$1,219	$1,696	$0.60	$0.86	$6,100	$2,625	$3.02	$1.33
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$284	$90	$1,746	$(974)
Differential membership interests-related – NEER	$(11)	$(29)	$(38)	$(71)
NEP investment gains, net – NEER(b)	$(908)	$75	$(937)	$(8)
Change in unrealized gains (losses) on NEER's nuclear decommissioning funds and OTTI, net – NEER	$(66)	$(99)	$(6)	$(403)
Impairment charges related to investment in Mountain Valley Pipeline – NEER(c)	$—	$(24)	$(39)	$(650)
———————————————
(a)    For the three months ended September 30, 2023 and 2022, approximately $127 million of losses and $3 million of gains, respectively, and for the nine months ended September 30, 2023 and 2022, $1,297 million of gains and $1,619 million of losses, respectively, are included in NEER's net income (loss); the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)    For the three and nine months ended September 30, 2023, includes an impairment charge related to the investment in NEP. See Note 3 – Nonrecurring Fair Value Measurements.
(c)    See Note 3 – Nonrecurring Fair Value Measurements for a discussion of the first quarter of 2022 impairment charge related to the investment in Mountain Valley Pipeline.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE decreased by $477 million for the three months ended September 30, 2023 reflecting lower results at NEER, partly offset by higher results at FPL and Corporate and Other. Net income attributable to NEE increased by $3,475 million for the nine months ended September 30, 2023 reflecting higher results at NEER and FPL, partly offset by lower results at Corporate and Other.

FPL's increase in net income for the three and nine months ended September 30, 2023 was primarily driven by continued investments in plant in service and other property. In September 2023, FPL entered into an agreement to sell its ownership interests in FCG. See Note 11 – Disposal of Businesses/Assets.

NEER's results decreased for the three months ended September 30, 2023 primarily reflecting an OTTI impairment related to the investment in NEP and unfavorable non-qualifying hedge activity compared to 2022, partly offset by higher earnings from new investments. NEER's results increased for the nine months ended September 30, 2023 primarily reflecting favorable non-qualifying hedge activity compared to 2022, lower impairment charges on the Mountain Valley Pipeline investment, higher earnings from new investments and the customer supply and proprietary power and gas trading business, and favorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds, partly offset by the OTTI impairment related to the investment in NEP. In June 2023, subsidiaries of NextEra Energy Resources sold ownership interests in a portfolio of wind and solar generation facilities with a combined net generating capacity totaling 688 MW to a NEP subsidiary. See Note 11 – Disposal of Businesses/Assets.

Corporate and Other's results increased for the three months ended September 30, 2023 primarily due to more favorable non-qualifying hedge activity compared to 2022, partly offset by higher interest costs. Corporate and Other's results decreased for the nine months ended September 30, 2023 primarily due to less favorable non-qualifying hedge activity compared to 2022 and higher interest costs.

NEE's effective income tax rates for the three months ended September 30, 2023 and 2022 were approximately (5)% and 17%, respectively. NEE's effective income tax rates for the nine months ended September 30, 2023 and 2022 were approximately 14% and 12%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average rate base by approximately $7.5 billion and $6.7 billion for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in the prior year, reflecting, among other things, solar generation additions, ongoing transmission and distribution additions and, for the nine months ended September 30, 2023, the addition of the 1,246 MW Dania Beach Clean Energy Center which was placed in service on May 31, 2022.

The use of reserve amortization for the three and nine months ended September 30, 2023 is permitted by FPL's 2021 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. During the three and nine months ended September 30, 2023, FPL recorded the reversal of reserve amortization of approximately $245 million and reserve amortization of $206 million, respectively. During the three months ended September 30, 2022, FPL recorded the reversal of reserve amortization of approximately $80 million. During the nine months ended September 30, 2022, FPL recorded a one-time reserve amortization adjustment of approximately $114 million, discussed under Depreciation and Amortization Expense below. During both 2023 and 2022, FPL earned an approximately 11.80% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of September 30, 2023 and September 30, 2022.

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

On September 28, 2023, the Florida Supreme Court ruled on the appeal of FPSC’s final order regarding FPL’s 2021 rate agreement and remanded the FPSC's order back to the FPSC. See Note 11 – Rate Regulation.

Operating Revenues
During the three and nine months ended September 30, 2023, operating revenues increased $400 million and $958 million, respectively, reflecting increases in storm cost recovery revenues of approximately $440 million and $792 million, respectively, primarily associated with Hurricanes Ian and Nicole, as discussed above. Additionally, during the three and nine months ended September 30, 2023, retail base revenues increased approximately $260 million and $546 million, respectively, primarily related to new retail base rates under the 2021 rate agreement, an increase of approximately 1.9% and 0.2%, respectively, in the average usage per retail customer and an increase of 1.1% in the average number of customer accounts for both periods. The increases in operating revenues for the three and nine months ended September 30, 2023 were partly offset by decreases in fuel revenues of approximately $355 million and $473 million, respectively, primarily related to lower fuel prices.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $394 million and $600 million for the three and nine months ended September 30, 2023, respectively, primarily reflecting lower fuel and energy prices.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $595 million and $737 million during the three and nine months ended September 30, 2023, respectively. The increases for the three and nine months ended September 30, 2023 primarily reflect amortization of deferred storm cost expenses primarily associated with Hurricanes Ian and Nicole, as discussed above, of approximately $440 million and $789 million, respectively, and also reflects the impact of reserve amortization. During the three months ended September 30, 2023 and 2022, FPL recorded the reversal of reserve amortization of approximately $245 million and $80 million, respectively. During the nine months ended September 30, 2023 and 2022, FPL recorded reserve amortization of approximately $206 million and $0 million, respectively. In addition, during the nine months ended September 30, 2022, FPL recorded a one-time reserve amortization adjustment of approximately $114 million as required under the 2021 rate agreement, 50% of which was used to reduce the capital recovery regulatory asset balance and the other 50% to increase the storm reserve regulatory liability. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on the condensed consolidated balance sheets. At September 30, 2023, approximately $1,244 million of reserve amortization remains available under the 2021 rate agreement.

Interest Expense
Interest expense increased $86 million and $253 million for the three and nine months ended September 30, 2023, respectively, primarily due to higher average interest rates and higher average debt balances.

NEER: Results of Operations

NEER’s results decreased $885 million and increased $3,383 million for the three and nine months ended September 30, 2023, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(millions)
New investments(a)	$226	$575
Existing clean energy(a)	(38)	(221)
Gas infrastructure(a)	13	—
Customer supply and proprietary power and gas trading(b)	84	389
NEET(a)	(5)	(10)
Other, including other investment income, interest expense and corporate general and administrative expenses	(109)	(345)
Change in non-qualifying hedge activity(c)	(130)	2,916
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	33	397
NEP investment gains, net(c)	(983)	(929)
Impairment charges related to investment in Mountain Valley Pipeline(c)(d)	24	611
Change in net income (loss) less net loss attributable to noncontrolling interests	$(885)	$3,383
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

New Investments
Results from new investments for the three and nine months ended September 30, 2023 increased primarily due to higher earnings related to new wind and solar generation and battery storage facilities that entered service during or after the three and nine months ended September 30, 2022.

Customer Supply and Proprietary Power and Gas Trading
Results from customer supply and proprietary power and gas trading increased for the nine months ended September 30, 2023 primarily due to higher margins as compared to the lower margins in the prior year periods.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended September 30, 2023 increased $17 million primarily due to:
•revenues from new investments of approximately $120 million, and
•net increases in revenues of $108 million from the customer supply, proprietary power and gas trading and gas infrastructure businesses as compared to the prior year period, partly offset by,
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices ($346 million of losses for the three months ended September 30, 2023 compared to $217 million of losses for the comparable period in 2022), and
•lower revenues from existing clean energy assets of $90 million.

Operating revenues for the nine months ended September 30, 2023 increased $5,389 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $1,607 million of gains for the nine months ended September 30, 2023 compared to $3,105 million of losses for the comparable period in 2022),
•net increases in revenues of $602 million from the customer supply, proprietary power and gas trading and gas infrastructure businesses as compared to the prior year period,
•revenues from new investments of $283 million, and
•higher revenues from NEET of $65 million,

partly offset by,
•lower revenues from existing clean energy assets of $306 million primarily due to lower wind revenues.

Operating Expenses – net
Operating expenses – net for the nine months ended September 30, 2023 increased $400 million primarily due to increases of $226 million in O&M expenses and $213 million in depreciation and amortization, partly offset by decreases of $35 million in fuel, purchased power and interchange expenses. The increases were primarily associated with growth across the NEER businesses.

Gains on Disposal of Businesses/Assets – net
For the three and nine months ended September 30, 2023, the changes in gains on disposal of businesses/assets – net primarily reflect the absence of gains recorded in the prior year related to the September 2022 sale of a battery storage facility (see Note 11 – Disposal of Businesses/Assets) and the resolution of a contingency related to the December 2021 sale of ownership interests in wind and solar projects.

Interest Expense
NEER’s interest expense for the nine months ended September 30, 2023 increased $610 million primarily reflecting approximately $376 million of less favorable impacts related to changes in the fair value of interest rate derivative instruments as well as higher average interest rates and higher average debt balances.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $954 million and $722 million of equity in losses of equity method investees for the three and nine months ended September 30, 2023, respectively, compared to $196 million and $179 million of equity in earnings of equity method investees for the three and nine months ended September 30, 2022, respectively. The change for the three and nine months ended September 30, 2023 primarily reflects an impairment charge of approximately $1.2 billion ($0.9 billion after tax) related to the investment in NEP. For the nine months ended September 30, 2023, the change also reflects a decrease in equity in earnings of NEP recorded in 2023 primarily due to less favorable impacts related to changes in the fair value of interest rate derivative instruments, partly offset by the absence of impairment charges of approximately $0.8 billion ($0.6 billion after tax) related to the investment in Mountain Valley Pipeline recorded in the prior year period. See Note 3 – Nonrecurring Fair Value Measurements for a discussion of the impairment charges recorded in 2023 and 2022.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds – net
For the nine months ended September 30, 2023, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to favorable market conditions in 2023 compared to the prior year period.

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

Corporate and Other's results increased $299 million and decreased $375 million during the three and nine months ended September 30, 2023, respectively. The increase for the three months ended September 30, 2023 primarily reflects more favorable after-tax impacts of approximately $324 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments, partly offset by higher average interest rates and higher average debt balances. The decrease for the nine months ended September 30, 2023 primarily reflects less favorable after-tax impacts of approximately $196 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments as well as higher average interest rates and higher average debt balances.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital (see Note 11 – Rate Regulation regarding FPL's under-recovered fuel costs in 2022 and Note 11 – Storm Cost Recovery), capital expenditures (see Note 12 – Commitments), investments in or acquisitions of assets and businesses (see Note 5), payment of maturing debt and related derivative obligations (see Note 2) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt (see Note 9) and, from time to time, equity securities, proceeds from differential membership investors, the sale of tax credits and sales of assets to NEP or third parties (see Note 11 – Disposal of Businesses/Assets), consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE's sources and uses of cash for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022
	(millions)
Sources of cash:
Cash flows from operating activities	$8,423	$7,267
Issuances of long-term debt, including premiums and discounts	9,978	11,616
Proceeds from differential membership investors	337	443
Sale of independent power and other investments of NEER	1,353	575
Payments from related parties under the CSCS agreement – net	—	8
Issuances of common stock/equity units – net	4,505	1,458
Net increase in commercial paper and other short-term debt	3,563	743
Other sources – net	—	5
Total sources of cash	28,159	22,115
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(18,910)	(13,829)
Retirements of long-term debt	(5,084)	(2,137)
Payments to related parties under the CSCS agreement – net	(206)	—
Dividends on common stock	(2,823)	(2,507)
Other uses – net	(1,787)	(986)
Total uses of cash	(28,810)	(19,459)
Effects of currency translation on cash, cash equivalents and restricted cash	(12)	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(663)	$2,651

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2023 through 2027.

The following table provides a summary of capital investments for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
	(millions)
FPL:
Generation:
New	$2,302	$955
Existing	1,042	1,065
Transmission and distribution	3,405	3,505
Nuclear fuel	79	67
General and other	435	385
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	95	111
Total	7,358	6,088
NEER:
Wind	3,363	2,565
Solar (includes solar plus battery storage projects)	3,995	2,114
Other clean energy	1,889	712
Nuclear, including nuclear fuel	155	112
Natural gas pipelines	250	189
Other gas infrastructure	1,345	927
Rate-regulated transmission	217	390
Other	289	281
Total	11,503	7,290
Corporate and Other	49	451
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$18,910	$13,829

Liquidity

At September 30, 2023, NEE's total net available liquidity was approximately $12.8 billion. The table below provides the components of FPL's and NEECH's net available liquidity at September 30, 2023.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,420	$10,739	$14,159	2025 – 2028	2024 – 2028
Issued letters of credit	(3)	(600)	(603)
	3,417	10,139	13,556

Bilateral revolving credit facilities(b)	2,080	1,350	3,430	2023 – 2025	2024 – 2026
Borrowings	—	(1,100)	(1,100)
	2,080	250	2,330

Letter of credit facilities(c)	—	3,530	3,530		2024 – 2026
Issued letters of credit	—	(2,120)	(2,120)
	—	1,410	1,410

Subtotal	5,497	11,799	17,296

Cash and cash equivalents	105	1,459	1,564
Commercial paper and other short-term borrowings outstanding	(2,369)	(3,791)	(6,160)
Amounts due to related parties under the CSCS agreement (see Note 6)	—	92	92
Net available liquidity	$3,233	$9,559	$12,792
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,200 million ($450 million for FPL and $2,750 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,319 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $1,812 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. As of September 30, 2023, approximately $3,311 million of NEECH's syndicated revolving credit facilities expire over the next 12 months.
(b)    Only available for the funding of loans. As of September 30, 2023, approximately $1,705 million of FPL's and $650 million of NEECH's bilateral revolving credit facilities expire over the next 12 months.
(c)    Only available for the issuance of letters of credit. As of September 30, 2023, there were no letter of credit facilities expiring over the next 12 months.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 6 regarding guarantees of obligations on behalf of NEP subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At September 30, 2023, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements and engineering, procurement and construction agreements, associated with the development, construction and financing of certain power generation facilities (see Note 11 – Structured Payables) and a natural gas pipeline project under construction, as well as a related natural gas transportation agreement. Commitments associated with these activities are included and/or disclosed in the contracts table in Note 12.

In addition, at September 30, 2023, NEE subsidiaries had approximately $5.7 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 3 – Contingent Consideration and Note 12 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At September 30, 2023, these guarantees totaled approximately $561 million and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. At September 30, 2023, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at September 30, 2023) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $1.1 billion.

At September 30, 2023, subsidiaries of NEE also had approximately $4.3 billion of standby letters of credit and approximately $1.6 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Nine Months Ended September 30, 2023			Year Ended December 31, 2022
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(13)	$7,162	$21,236	$(16)	$3,848	$20,956
Operating income (loss)	$(259)	$2,882	$7,577	$(339)	$(978)	$4,081
Net income (loss)	$(25)	$1,964	$5,367	$150	$(453)	$3,246
Net income (loss) attributable to NEE/NEECH	$(25)	$2,696	$6,100	$150	$448	$4,147

	September 30, 2023			December 31, 2022
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$915	$8,283	$14,244	$376	$8,087	$13,490
Total noncurrent assets	$2,787	$73,503	$157,430	$2,861	$64,766	$145,445
Total current liabilities	$9,604	$20,179	$28,496	$5,922	$18,840	$26,695
Total noncurrent liabilities	$29,547	$44,893	$86,610	$29,223	$44,724	$82,804
Redeemable noncontrolling interests	$—	$318	$318	$—	$1,110	$1,110
Noncontrolling interests	$—	$9,155	$9,155	$—	$9,097	$9,097

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that NEE believes are both most important to the portrayal of its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. NEE’s critical accounting policies were reported in NEE’s 2022 Form 10-K. There have been no material changes regarding these critical accounting policies other than discussed below.

See Note 3 – Nonrecurring Fair Value Measurements for a discussion of an impairment analysis related to NextEra Energy Resources’ equity method investment in NEP.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2023 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three Months Ended September 30, 2023
Fair value of contracts outstanding at June 30, 2023	$1,265	$(1,755)	$5	$(485)
Reclassification to realized at settlement of contracts	(73)	(47)	(8)	(128)
Value of contracts acquired	11	5	—	16
Net option premium purchases (issuances)	19	3	—	22
Changes in fair value excluding reclassification to realized	109	(390)	2	(279)
Fair value of contracts outstanding at September 30, 2023	1,331	(2,184)	(1)	(854)
Net margin cash collateral paid (received)				973
Total mark-to-market energy contract net assets (liabilities) at September 30, 2023	$1,331	$(2,184)	$(1)	$119

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine Months Ended September 30, 2023
Fair value of contracts outstanding at December 31, 2022	$1,177	$(3,921)	$16	$(2,728)
Reclassification to realized at settlement of contracts	(224)	213	(10)	(21)
Value of contracts acquired	11	95	—	106
Net option premium purchases (issuances)	149	9	—	158
Changes in fair value excluding reclassification to realized	218	1,420	(7)	1,631
Fair value of contracts outstanding at September 30, 2023	1,331	(2,184)	(1)	(854)
Net margin cash collateral paid (received)				973
Total mark-to-market energy contract net assets (liabilities) at September 30, 2023	$1,331	$(2,184)	$(1)	$119

NEE's total mark-to-market energy contract net assets (liabilities) at September 30, 2023 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2023
(millions)
Current derivative assets	$1,200
Noncurrent derivative assets	1,523
Current derivative liabilities	(781)
Noncurrent derivative liabilities	(1,823)
NEE's total mark-to-market energy contract net assets	$119

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2023 were as follows:

	Maturity
	2023	2024	2025	2026	2027	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(222)	$(538)	$(345)	$(125)	$(75)	$12	$(1,293)
Significant other observable inputs	124	632	589	302	181	131	1,959
Significant unobservable inputs	198	154	51	26	29	207	665
Total	100	248	295	203	135	350	1,331
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(3)	(36)	(84)	(66)	(32)	(27)	(248)
Significant other observable inputs	(155)	(446)	(446)	(320)	(223)	(365)	(1,955)
Significant unobservable inputs	37	26	6	(3)	(1)	(46)	19
Total	(121)	(456)	(524)	(389)	(256)	(438)	(2,184)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(2)	(4)	(1)	—	(1)	—	(8)
Significant unobservable inputs	2	4	4	(3)	—	—	7
Total	—	—	3	(3)	(1)	—	(1)
Total sources of fair value	$(21)	$(208)	$(226)	$(189)	$(122)	$(88)	$(854)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2022	$—	$41	$41	$3	$148	$145	$3	$125	$120
September 30, 2023	$—	$7	$7	$3	$71	$70	$3	$69	$68
Average for the nine months ended September 30, 2023	$—	$14	$14	$3	$138	$137	$3	$137	$136
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $1 million and $18 million at September 30, 2023 and December 31, 2022, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Special use funds	$2,083	$2,083	$2,061	$2,061
Other investments, primarily debt securities	$1,929	$1,929	$756	$756
Long-term debt, including current portion	$67,162	$60,952	$61,889	$57,892
Interest rate contracts – net unrealized gains	$1,016	$1,016	$392	$392
FPL:
Special use funds	$1,563	$1,563	$1,572	$1,572
Other investments – debt securities	$262	$262	$114	$114
Long-term debt, including current portion	$24,889	$22,275	$21,002	$19,364
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

At September 30, 2023, NEE had interest rate contracts with a notional amount of approximately $20.0 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. In October 2023, NEECH entered into forward starting interest rate swap agreements with a notional amount of $4.7 billion to manage interest rate risk associated with forecasted debt issuances. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE's net liabilities would increase by approximately $2,724 million ($1,103 million for FPL) at September 30, 2023.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $4,757 million and $4,437 million ($3,183 million and $2,905 million for FPL) at September 30, 2023 and December 31, 2022, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At September 30, 2023, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $451 million ($297 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income. See Note 3.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At September 30, 2023, NEE's credit risk exposure associated with its energy marketing and trading operations, taking into account collateral and contractual netting rights, totaled approximately $3.1 billion ($83 million for FPL), of which approximately 90% (99% for FPL) was with companies that have investment grade credit ratings. See Note 2.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2023.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2023 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/23 – 7/31/23	165	$75.90	—	180,000,000
8/1/23 – 8/31/23	4,345	$67.35	—	180,000,000
9/1/23 – 9/30/23	—	$—	—	180,000,000
Total	4,510	$67.66	—
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

Item 5. Other Information

(c)    During the three months ended September 30, 2023, no director or officer of NEE or FPL adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits
`

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 18, 2020, creating the Series L Debentures due September 1, 2025 (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2020, File No. 1-8841)
x
*4(b)
Letter, dated August 10, 2023, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series L Debentures due September 1, 2025 effective August 10, 2023 (filed as Exhibit 4(b) to Form 8-K dated August 10, 2023, File No. 1-8841)
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

Date: November 6, 2023

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Vice President, Accounting and Controller (Principal Accounting Officer)