Form 10-K
period 2023-12-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2024-02-16
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐

Indicate by check mark whether each registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑

Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates at June 30, 2023 (based on the closing market price on the Composite Tape on June 30, 2023) was $150,048,196,735.

There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates at June 30, 2023.

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at January 31, 2024: 2,052,429,154

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at January 31, 2024, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NextEra Energy, Inc.'s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC – equity	equity component of allowance for funds used during construction
Bcf	billion cubic feet
CAISO	California Independent System Operator
capacity clause	capacity cost recovery clause, as established by the FPSC
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
environmental clause	environmental cost recovery clause, as established by the FPSC
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NextEra Energy Resources subsidiary
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ISO	independent system operator
ISO-NE	ISO New England Inc.
ITC	investment tax credit
kW	kilowatt
kWh	kilowatt-hour(s)
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator
MMBtu	One million British thermal units
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
NERC	North American Electric Reliability Corporation
net capacity	net ownership interest in pipeline(s) capacity
net generating capacity	net ownership interest in plant(s) capacity
net generation	net ownership interest in plant(s) generation
Note __	Note __ to consolidated financial statements
NextEra Energy Resources	NextEra Energy Resources, LLC
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OEB	Ontario Energy Board
OTC	over-the-counter
OTTI	other than temporary impairment or other than temporarily impaired
PJM	PJM Interconnection, LLC
PMI	NextEra Energy Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PPA	purchased power agreement(s)
PTC	production tax credit
PUCT	Public Utility Commission of Texas
renewable energy tax credits	production tax credits and investment tax credits collectively
regulatory ROE	return on common equity as determined for regulatory purposes
RPS	renewable portfolio standards
RTO	regional transmission organization
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
storm protection plan	storm protection plan cost recovery clause, as established by the FPSC
U.S.	United States of America

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

PART I

Item 1. Business

OVERVIEW

NEE is one of the largest electric power and energy infrastructure companies in North America and a leader in the renewable energy industry. NEE has two principal businesses, FPL and NEER. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. FPL’s strategic focus is centered on investing in generation, transmission and distribution facilities to deliver on its value proposition of low customer bills, high reliability, outstanding customer service and clean energy for the benefit of its approximately 5.9 million customer accounts. NEER is the world's largest generator of renewable energy from the wind and sun, as well as a world leader in battery storage. NEER’s strategic focus is centered on the development, construction and operation of long-term contracted assets throughout the U.S. and Canada, primarily consisting of clean energy assets, such as renewable generation facilities, and electric transmission facilities, as well as providing other clean energy solutions to its customers.

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

As described in more detail in the following sections, NEE seeks to create value in its two principal businesses by meeting its customers' needs more economically and more reliably than its competitors. NEE's strategy has resulted in profitable growth over sustained periods at both FPL and NEER. Management seeks to grow each business (see Note 15 – Commitments) in a manner consistent with the varying opportunities available to it; however, management believes that the diversification and balance represented by FPL and NEER is a valuable characteristic of the enterprise and recognizes that each business contributes to NEE's financial strength in different ways. FPL and NEER share a common platform with the objective of lowering costs, creating efficiencies and encouraging innovative ideas for their businesses. NEE and its subsidiaries, with employees totaling approximately 16,800 as of December 31, 2023, continue to develop and implement enterprise-wide initiatives focused on improving productivity, process effectiveness and quality.

On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law which, among other things, extends the period for wind and solar tax credits, expands the tax credits to support a broader range of renewable technologies and allows renewable energy tax credits to be transferred. See NEER – Clean Energy and Other Operations – Clean Energy – Policy Incentives for Renewable Energy Projects. NEE believes the IRA provides long-term visibility and supports the growth of its businesses.
NEE's reportable segments for financial reporting purposes are FPL and NEER (see Note 16). NEECH, a wholly owned subsidiary of NEE, owns and provides funding for NEE's operating subsidiaries, other than FPL and its subsidiaries. NEP, an affiliate of NextEra Energy Resources, acquires, manages and owns contracted clean energy assets with stable, long-term cash flows. See NEER section below for further discussion of NEP. The following diagram depicts NEE's simplified ownership structure:

FPL

FPL is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. At December 31, 2023, FPL had 33,276 MW of net generating capacity, approximately 90,000 circuit miles of transmission and distribution lines and 883 substations. FPL provides service to its electric customers through an integrated transmission and distribution system that links its generation facilities to its customers.

FPL serves more than 12 million people through approximately 5.9 million customer accounts. The following map shows FPL's service areas and plant locations as of February 16, 2024, which cover most of the east and lower west coasts of Florida and are in ten counties throughout northwest Florida (see FPL Sources of Generation below).

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida. The percentage of FPL's operating revenues and customer accounts by customer class were as follows:

Operating Revenues
7%
3%
33%
57%
10%
4%
32%
54%
10%
3%
32%
55%
2023
2022
2021
Years
Residential
Commercial
Wholesale
Other

December 31, 2023
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

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its electric retail customers is provided primarily under franchise agreements negotiated with municipalities or counties. During the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents. At December 31, 2023, FPL held 226 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2053. These franchise agreements cover the vast majority of FPL's retail customer base in Florida. At December 31, 2023, FPL also provided service to customers in 10 other municipalities and to 27 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility. FPL relies upon Florida law for access to public rights of way.

Because any customer may elect to provide their own electric services, FPL effectively must compete for an individual customer's business. As a practical matter, few customers provide their own service at the present time since FPL's cost of service is lower than the cost of self-generation for a significant majority of customers. Changing technology (particularly increasing efficiency of solar power generation), tax incentives, economic conditions, regulatory changes, increasing cost-competitiveness of rooftop solar and batteries and other factors could alter the favorable relative cost position that FPL currently enjoys; however, FPL seeks as a matter of strategy to ensure that it delivers superior value, in the form of comparatively low customer bills, high reliability, outstanding customer service and clean energy.

In addition to self-generation by residential, commercial and industrial customers, FPL also faces competition from other suppliers of electrical energy to wholesale and industrial customers and from alternative energy sources. In 2023, 2022 and 2021, operating revenues from wholesale and industrial electric customers combined represented approximately 5%, 7% and 6%, respectively, of FPL's total operating revenues.

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

FPL SOURCES OF GENERATION

At December 31, 2023, FPL's resources for serving load consisted of approximately 33,520 MW of net generating capacity, of which 33,276 MW were from FPL-owned facilities and 244 MW were available through PPAs. FPL owned and operated 44 units with generating capacity of 24,254 MW that primarily use natural gas and 66 solar generation facilities with generating capacity totaling 4,803 MW. In addition, FPL owned, or had undivided interests in, and operated 4 nuclear units with net generating capacity totaling 3,502 MW (see Nuclear Operations below) and had joint ownership interests in 3 coal units located in Mississippi and Georgia it did not operate with net generating capacity totaling 717 MW. FPL retired its share of two coal units in Mississippi in January 2024 and the remaining one in Georgia is expected to be retired in 2028. See Note 7 – Jointly-Owned Electric Plants regarding the retirement of these plants. FPL also develops and constructs battery storage projects, which when combined with its solar projects, serve to enhance its ability to meet customer needs for a nearly firm generation source. At December 31, 2023, FPL had 469 MW of battery storage capacity that delivers energy to the transmission system. FPL customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in its service area. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.

Through 2025, FPL plans to add new solar generation with cost recovery through base rates, either through a Solar Base Rate Adjustment (SoBRA) or SolarTogether® (a voluntary community solar program that gives FPL electric customers an opportunity to participate directly in the expansion of solar energy where participants pay a fixed monthly subscription charge and receive credits on their related monthly customer bill). FPL placed 894 MW of solar generating capacity in service in January 2024 and is currently in the process of constructing an additional 1,341 MW and 894 MW of solar generating capacity, which is expected to be placed in service in 2024 and in 2025, respectively (see FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025 below).

Fuel Sources

FPL relies upon a mix of fuel sources for its generation facilities, the ability of some of its generation facilities to operate on both natural gas and low sulfur diesel, and on purchased power to maintain the flexibility to achieve a more economical fuel mix in order to respond to market and industry developments. See discussion of planned solar generation additions above. In 2023, FPL placed a hydrogen facility in service that blends green hydrogen with natural gas at an existing natural gas generation facility.

*approximately 66% has dual fuel capability

Significant Fuel and Transportation Contracts. At December 31, 2023, FPL had the following significant fuel and transportation contracts in place:

•firm transportation contracts with ten different transportation suppliers for natural gas pipeline capacity for an aggregate maximum delivery quantity of 2,836,000 MMBtu/day with expiration dates through 2042 (see Note 15 – Contracts);
•several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates through 2037; and
•short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas,

with the remainder of FPL's natural gas requirements being purchased in the spot market.

Nuclear Operations

At December 31, 2023, FPL owned, or had undivided interests in, and operated the four nuclear units in Florida discussed below. FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	Net Generating Capacity (MW)	Beginning of Next Scheduled Refueling Outage	Operating License Expiration Date
St. Lucie Unit No. 1	981	March 2024	2036(a)
St. Lucie Unit No. 2	840(b)	August 2024	2043(a)
Turkey Point Unit No. 3	837	October 2024	2032(c)
Turkey Point Unit No. 4	844	March 2025	2033(c)
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
•FPL is authorized to expand SolarTogether® by constructing an additional 1,788 MW of solar generation from 2022 through 2025, such that the total capacity of SolarTogether® would be 3,278 MW.
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
•If federal or state permanent corporate income tax changes become effective during the term of the 2021 rate agreement, FPL will prospectively adjust base rates after a review by the FPSC. As a result of the enactment of the IRA (see NEER – Clean Energy and Other Operations – Clean Energy – Policy Incentives for Renewable Energy Projects), FPL's customers are expected to save approximately $400 million over the remaining term of the 2021 rate agreement which includes a $36 million one-time refund made in January 2023.

On September 28, 2023, the Florida Supreme Court ruled on the appeal of the FPSC’s final order regarding FPL’s 2021 rate agreement by Floridians Against Increased Rates, Inc. and, as a group, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida. The ruling remands the FPSC's order back to the FPSC. While management is unable to predict with certainty the eventual outcome, FPL believes the FPSC's subsequent order will maintain its determination that the 2021 rate agreement is in the public interest and should remain intact.

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

FPL HUMAN CAPITAL

FPL had approximately 9,500 employees at December 31, 2023, with approximately 31% of these employees represented by the International Brotherhood of Electrical Workers (IBEW). The collective bargaining agreements have approximately two- to three-year terms and expire between April 2024 and January 2025.

NEER

NEER, comprised of NEE's competitive energy and rate-regulated transmission businesses, is a diversified clean energy business with a strategy that emphasizes the development, construction and operation of long-term contracted assets with a focus on clean energy. NEE reports NextEra Energy Resources and NEET, a rate-regulated transmission business, on a combined basis for segment reporting purposes, and the combined segment is referred to as NEER. The NEER segment owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets in the U.S. and Canada and also includes assets and investments in other businesses with a clean energy focus, such as battery storage and renewable fuels. NEER, with approximately 30,600 MW of total net generating capacity at December 31, 2023, is one of the largest wholesale generators of electric power in the U.S., including approximately 30,080 MW of net generating capacity across 41 states and 520 MW of net generating capacity in 4 Canadian provinces. At December 31, 2023, NEER operates facilities, in which it has partial or full ownership interests, with a total generating capacity of approximately 37,700 MW. NEER primarily sells its capacity and/or energy output through long-term power sales agreements with utilities, retail electricity providers, power cooperatives, municipal electric providers and commercial and industrial customers. NEER produces the majority of its electricity from clean and renewable sources as described more fully below. In addition, NEER develops and constructs battery storage projects, which when combined with its renewable projects, serve to enhance its ability to meet customers' firm capacity needs, or as standalone facilities. NEER is the world's largest generator of renewable energy from the wind and sun based on 2023 MWh produced on a net generation basis, as well as a world leader in battery storage. The NEER segment also owns, develops, constructs and operates rate-regulated transmission facilities in North America. At December 31, 2023, NEER's rate-regulated transmission facilities and the transmission lines that connect its electric generation facilities to the electric grid are comprised of approximately 330 substations and 3,585 circuit miles of transmission lines.

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

NEP – Through NEP OpCo, NEP acquires, manages and owns contracted clean energy assets with stable long-term cash flows with a focus on renewable energy projects. NEP's assets include energy projects contributed by or acquired from NextEra Energy Resources, or acquired from third parties, as well as ownership interests in a contracted natural gas pipeline acquired from third parties. NEP also invests to repower or expand certain of its assets. NextEra Energy Resources' indirect limited partnership interest in NEP OpCo based on the number of outstanding NEP OpCo common units was approximately 51.4% at December 31, 2023. NextEra Energy Resources accounts for its ownership interest in NEP as an equity method investment with its earnings/losses from NEP as equity in earnings (losses) of equity method investees and accounts for its project sales to NEP as third-party sales in its consolidated financial statements. At December 31, 2023, NEP owned, or had a partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and battery storage projects with energy project capacity totaling approximately 10,118 MW and a contracted natural gas pipeline all located in the U.S. as further discussed in Clean Energy and Other Operations. NextEra Energy Resources operates essentially all of the energy projects in NEP's portfolio and its ownership interest in the portfolio's capacity was approximately 4,786 MW at December 31, 2023.

CLEAN ENERGY AND OTHER OPERATIONS

NEER sells products associated with its generation facilities (energy, capacity, RECs and ancillary services) in competitive markets in regions where those facilities are located. Customer transactions may be supplied from NEER generation facilities or from purchases in the wholesale markets, or from a combination thereof. See Markets and Competition below.

NEER's generation and battery storage projects, natural gas pipelines and transmission facilities (including noncontrolling or joint venture interests) at December 31, 2023 are as follows:

Legend
Battery Storage
Wind
Universal Solar
Nuclear
Natural Gas
Other
Transmission
Pipeline
State with Project in Operation
Locations with more than one facility are illustrated with a single symbol.
Map does not include individual small scale projects.

Clean Energy

2023 Net Generating Capacity by Fuel Type
MW

Nuclear 7%
Other* 8%
Solar 19%
Wind 66%

*Primarily natural gas
Generation Assets

NEER's portfolio of generation assets primarily consists of generation facilities with long-term power sales agreements for substantially all of their capacity and/or energy output. Information related to contracted generation assets at December 31, 2023 was as follows:
•represented approximately 28,759 MW of total net generating capacity;
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

NEER's merchant generation assets primarily consist of generation facilities that do not have long-term power sales agreements to sell their capacity and/or energy output and therefore require active marketing and hedging. Merchant generation assets at December 31, 2023 represented approximately 1,842 MW of total net generating capacity, including 805 MW from nuclear generation and 1,032 MW from other peak generation facilities, and are primarily located in the Northeast region of the U.S. NEER utilizes swaps, options, futures and forwards to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.

NEER Generation Assets Fuel/Technology Mix

During 2023, NextEra Energy Resources generated approximately 96 million megawatt hours utilizing the following mix of fuel sources for generation facilities in which it has an ownership interest:

2023 Net Generation by Fuel Type
MWh

Other* 4%
Solar 11%
Nuclear 19%
Wind 66%

*Primarily natural gas

Wind Facilities

•located in 23 states in the U.S. and 4 provinces in Canada;
•operated a total generating capacity of approximately 24,970 MW at December 31, 2023;
•ownership interests in a total net generating capacity of approximately 20,147 MW at December 31, 2023;
◦essentially all MW are from contracted wind assets located primarily throughout Texas and the West and Midwest regions of the U.S. and Canada;
◦added approximately 1,651 MW of new generating capacity in the U.S. in 2023 and sold assets to NEP totaling approximately 292 MW (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests).

Solar Facilities

•located in 31 states in the U.S.;
•operated photovoltaic and solar thermal facilities with a total generating capacity of approximately 7,650 MW at December 31, 2023;
•ownership interests in solar facilities with a total net generating capacity of approximately 5,856 MW at December 31, 2023;
◦essentially all MW are from contracted solar facilities located primarily throughout the West and South regions of the U.S.;
◦added approximately 2,073 MW of generating capacity in the U.S. in 2023 and sold assets to NEP totaling approximately 122 MW (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests).

Nuclear Facilities

At December 31, 2023, NextEra Energy Resources was the sole owner of the two Point Beach nuclear units shown in the table below and was the largest joint owner of the Seabrook nuclear facility shown in the table below. NEER's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	Location	Net Generating Capacity (MW)	Portfolio Category	Beginning of Next Scheduled Refueling Outage	Operating License Expiration Date
Seabrook	New Hampshire	1,102(a)	Merchant(b)	October 2024	2050
Point Beach Unit No. 1	Wisconsin	595	Contracted(c)	March 2025	2030(d)
Point Beach Unit No. 2	Wisconsin	595	Contracted(c)	October 2024	2033(d)
______________________
(a)    Excludes 147 MW operated by NEER but owned by non-affiliates.
(b)    Includes 297 MW sold under a long-term contract.
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

Other Clean Energy

NEER's portfolio also includes assets and investments in other businesses with a clean energy focus, such as battery storage and renewable fuels. At December 31, 2023, NextEra Energy Resources had net ownership interests in approximately 2,624 MW of battery storage capacity. In addition, NextEra Energy Resources owns, or has a partial ownership interest in, a portfolio of 29 biogas projects, one of which is an operating renewable natural gas facility and the others of which are primarily operating landfill gas-to-electric facilities.

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

Owners of wind and solar facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times for wind (the previous PTC for solar expired in 2006). The IRA expanded the PTC to include solar generation facilities and extended the 100% PTC and the 30% ITC to wind and solar generation facilities that start construction before the later of 2034 or the end of the calendar year following the year in which greenhouse gas emissions from U.S. electric generation are reduced by 75% from 2022 levels (phaseout). Accordingly, owners of wind and solar generation facilities placed in service in 2022 or later are eligible to claim a PTC (or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the facility during the first ten years of commercial operation. Alternatively, an ITC equal to 30% of the cost of the facility may be claimed in lieu of the PTC. A facility must also meet certain labor requirements to qualify for the 100% PTC or 30% ITC rate or construction must have started on the facility before January 29, 2023. In addition, the PTC is increased by 10% and the ITC rate is increased by 10 percentage points for facilities that satisfy certain tax credit enhancement requirements. Retrofitted wind and solar generation facilities may qualify for a PTC or an ITC if the cost basis of the new investment is at least 80% of the retrofitted facility’s total fair value.

In addition, the IRA expanded the 30% ITC to include storage projects placed in service after 2022 (previously, such projects qualified only if they were connected to and charged by a renewable generation facility that claimed the ITC) as well as certain property with respect to renewable natural gas facilities that are placed in service after 2022 and begin construction before 2025. The 30% ITC to storage projects is subject to the phaseout. The IRA created a PTC of $3/kilogram of green (low emission) hydrogen produced at a facility after 2022 and during the first ten years of commercial operation (or a 30% ITC in lieu of the PTC), provided that construction of the facility begins before 2033. These credits are also subject to certain other requirements. In addition, storage projects and hydrogen facilities claiming an ITC are eligible for a 10 percentage point increase in the ITC rate if the facilities satisfy certain tax credit enhancement requirements. A wind or solar project that provides electricity to a green hydrogen facility may qualify for the PTC or ITC and the hydrogen facility may separately qualify for its own PTC or ITC.

For taxable years beginning after 2022, renewable energy tax credits generated during the year can be transferred to an unrelated purchaser for cash, providing an additional path, along with sales of differential membership interests, for developers to monetize the value of renewable energy tax credits.

Other countries, including Canada, provide for incentives like feed-in-tariffs for renewable energy projects. The feed-in-tariffs promote renewable energy investments by offering long-term contracts to renewable energy producers, typically based on the cost of generation of each technology.

Other Operations

Gas Infrastructure Business – At December 31, 2023, NextEra Energy Resources had ownership interests in natural gas pipelines, the most significant of which are discussed below, and in oil and gas shale formations located primarily in the Midwest and South regions of the U.S.

	Miles of Pipeline	Pipeline Location/Route	Ownership	Total Net Capacity (per day)	Actual/Expected In-Service Dates
Operational:
Sabal Trail(a)	517	Southwestern Alabama to Central Florida	42.5%	0.43 Bcf	June 2017 – May 2020
Florida Southeast Connection(a)	169	Central Florida to South Florida	100%	0.64 Bcf	June 2017
Under Construction:
Mountain Valley Pipeline(b)	303	Northwestern West Virginia to Southern Virginia	32.8%	0.66 Bcf	First Half of 2024
______________________
(a)    See Note 15 – Contracts for a discussion of transportation contracts with FPL.
(b)     See Note 15 – Contracts for a discussion of a transportation contract with a NextEra Energy Resources subsidiary.

In December 2023, NEP completed the sale of its ownership interests in a portfolio of natural gas pipelines located in south Texas.

Rate-Regulated Transmission – At December 31, 2023, certain entities within the NEER segment had ownership interests in rate-regulated transmission and related facilities.

Jurisdiction	Miles	Substations	Kilovolt	Location	Rate Regulator	Ownership		Actual/Expected In-Service Dates
Operational:
Southwest Power Pool (SPP)	466	18	69 – 115	Kansas and Oklahoma	FERC	100%	(a)	1960 – 2021
ERCOT	354	11	345	Texas	PUCT	100%		2013
Independent Electricity System Operator (IESO)	280	–	230	Ontario, Canada	OEB	48%		2022
CAISO	223	9	200(b) – 230	California and Nevada	FERC	100%		1960 – 2021
Other	90	5	161 – 345	Illinois, Indiana, Kentucky, New Hampshire and New York	FERC	100%	(c)	1953 - 2022
Under Construction:
CAISO	60	6	230	Nevada	FERC	100%		2027
PJM	135	1	500	Maryland, Pennsylvania, Virginia and West Virginia	FERC	100%		2028
SPP	274	–	345	Kansas, Missouri, New Mexico and Oklahoma	FERC	100%		2024 - 2026
______________________
(a)    Includes a 26-mile transmission line and 5 substations, in which NEET owns a 65% interest.
(b)    Direct current
(c)    Includes a substation, in which NEET owns an 88.3% interest.

Customer Supply – NEER provides commodities-related products to customers, engages in energy-related commodity marketing and trading activities and includes the operations of a retail electricity provider. Through NextEra Energy Resources subsidiary PMI, NEER:
•manages risk associated with fluctuating commodity prices and optimizes the value of NEER's power generation and gas infrastructure production assets through the use of swaps, options, futures and forwards;
•sells output from NEER's plants that is not sold under long-term contracts and procures fuel for use by NEER's generation fleet;
•provides full energy and capacity requirements to customers; and
•markets and trades energy-related commodity products, including power and fuel, as well as marketing and trading services to customers.

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

RTOs and ISOs exist throughout much of North America to coordinate generation and transmission across wide geographic areas and to run markets. NEER operates in all RTO and ISO jurisdictions. At December 31, 2023, NEER also had generation facilities with a total net generating capacity of approximately 7,944 MW that fall within reliability regions that are not under the jurisdiction of an established RTO or ISO, including 5,743 MW within the Western Electricity Coordinating Council and 2,119 MW within the SERC Reliability Corporation. Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers.

NEER has operations that fall within the following RTOs and ISOs:

Alberta Electric System Operator
82 MW
IESO
411 MW
ISO-NE
2,382 MW
NYISO
310 MW
MISO
5,716 MW
PJM
553 MW
SPP
5,482 MW
CAISO
2,824 MW
ERCOT
4,897 MW

NEER competes in different regions to differing degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generation facilities. At December 31, 2023, approximately 94% of NEER's net generating capacity was committed under long-term contracts. Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets. In such cases, NEER will frequently enter into shorter term bilateral contracts, typically of less than three years duration, to hedge the price risk associated with selling into a daily spot market. Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, serve to protect a portion of the revenue that NEER expects to derive from the associated generation facility. Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes. See Management's Discussion – Overview – Adjusted Earnings.

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

At December 31, 2023, essentially all of NEER's generation facilities located in the U.S. have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005. Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers. They are barred from selling electricity directly to retail customers. While projects with exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

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

NEER HUMAN CAPITAL

NEER had approximately 7,300 employees at December 31, 2023. NEER has collective bargaining agreements with the IBEW, the Utility Workers Union of America and the Security Police and Fire Professionals of America, which collectively represent approximately 6% of NEER's employees. The collective bargaining agreements have approximately two- to four-year terms and expire between June 2024 and December 2025.

NEE ENVIRONMENTAL MATTERS

NEE and its subsidiaries, including FPL, are subject to environmental laws and regulations, including extensive federal, state and local environmental statutes, rules and regulations relating to, among others, air quality, water quality and usage, waste management, wildlife protection and historical resources, for the siting, construction and ongoing operations of their facilities. The U.S. government and certain states and regions, as well as the Government of Canada and its provinces, have taken and continue to take certain actions, such as proposing and finalizing regulations or setting targets or goals, regarding the regulation and reduction of greenhouse gas emissions and the increase of renewable energy generation. On May 23, 2023, the EPA published a proposed rule that would restrict carbon emissions for both new and existing fossil power plants that meet specific criteria. FPL expects any costs to comply with the final rule, if enacted, to qualify for recovery under the environmental clause, subject to FPSC approval. The environmental laws in the U.S., including, among others, the Endangered Species Act (ESA), the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act (BGEPA), provide for the protection of numerous species, including endangered species and/or their habitats, migratory birds, bats and eagles. In 2023, the U.S. Fish and Wildlife Service listed the northern long-eared bat as endangered, with two more species expected to be listed in 2024 and 2025. The environmental laws in Canada, including, among others, the Species at Risk Act, provide for the recovery of wildlife species that are endangered or threatened and the management of species of special concern. Complying with these environmental laws and regulations could result in, among other things, changes in the design and operation of, and additional costs associated with, existing facilities and changes or delays in the location, design, construction and operation of new facilities. Failure to comply could result in fines, penalties, criminal sanctions or injunctions. NEE's rate-regulated subsidiaries expect to seek recovery for compliance costs associated with any new environmental laws and regulations, which recovery for FPL would be through the environmental clause.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS(a)

Name	Age	Position	Effective Date
Robert Coffey	60	Executive Vice President, Nuclear Division and Chief Nuclear Officer of NEE Vice President and Chief Nuclear Officer of FPL	June 14, 2021 June 15, 2021
Terrell Kirk Crews II	45	Executive Vice President, Finance and Chief Financial Officer of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	March 1, 2022
Nicole Daggs	49	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	January 1, 2024
Michael H. Dunne	48	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE	January 1, 2023
John W. Ketchum	53	Chairman, President and Chief Executive Officer of NEE Chairman of FPL	July 29, 2022 February 15, 2023
Rebecca J. Kujawa	48	President and Chief Executive Officer of NextEra Energy Resources	March 1, 2022
Mark Lemasney	48	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2023
James M. May	47	Vice President, Controller and Chief Accounting Officer of NEE	March 1, 2019
Armando Pimentel, Jr.	61	President and Chief Executive Officer of FPL	February 15, 2023
Ronald R. Reagan	55	Executive Vice President, Engineering, Construction and Integrated Supply Chain of NEE Vice President, Engineering and Construction of FPL	January 1, 2020 March 1, 2019
Charles E. Sieving	51	Executive Vice President, Chief Legal, Environmental and Federal Regulatory Affairs Officer of NEE Executive Vice President of FPL	May 18, 2023 January 1, 2009
______________________
(a)Information is as of February 16, 2024. Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his/her present position for five years or more and his/her employment history is continuous. Mr. Coffey served as Vice President, Nuclear for FPL from May 2019 to June 2021 and was Regional Vice President for FPL's southern fleet from January 2018 to May 2019. Mr. Crews served as Vice President, Business Management of NextEra Energy Resources from March 2019 to February 2022 and was Vice President, Controller and Chief Accounting Officer of NEE from September 2016 until March 2019. Mrs. Daggs served as Vice President, Human Resources for FPL from April 2018 to December 2023. Mr. Dunne served as Vice President Finance of NEE from April 2022 to December 2022. He was previously Managing Director, Global Energy & Power Investment Banking for Bank of America from January 2012 to March 2022. Mr. Ketchum served as President and Chief Executive Officer of NEE from March 2022 to July 2022. He previously served as President and Chief Executive Officer of NextEra Energy Resources from March 2019 to February 2022 and Executive Vice President, Finance and Chief Financial Officer of NEE and FPL from March 2016 to February 2019. Mrs. Kujawa served as Executive Vice President, Finance and Chief Financial Officer of NEE and FPL from February 2019 to February 2022 and Vice President, Business Management of NextEra Energy Resources from March 2012 to February 2019. Mr. Lemasney served as Vice President of Power Generation Division Engineering and Operations Support Services of NEE from November 2018 to December 2022. Mr. May served as Controller of NextEra Energy Resources from April 2015 to February 2019. Mr. Pimentel serves as a member of the Board of Directors of Ameriprise Financial, Inc. since September 2022 and previously served as President and Chief Executive Officer of NextEra Energy Resources from October 2011 to March 2019. Mr. Reagan served as Vice President, Engineering and Construction of NEE from November 2018 to December 2019. Mr. Sieving previously served as Executive Vice President & General Counsel of NEE from December 2008 to May 2023.

Item 1A. Risk Factors

Risks Relating to NEE's and FPL's Business

The business, financial condition, results of operations and prospects of NEE and FPL are subject to a variety of risks, many of which are beyond the control of NEE and FPL. These risks, whether or not expressly stated with respect to any particular risk factor, as well as additional risks and uncertainties either not presently known or that are currently believed to not be material to the business, may materially adversely affect the business, financial condition, results of operations and prospects of NEE and FPL and may cause actual results of NEE and FPL to differ substantially from those that NEE or FPL currently expects or seeks. In that event, the market price for the securities of NEE or FPL could decline. Accordingly, the risks described below should be carefully considered together with the other information set forth in this report and in future reports that NEE and FPL file with the SEC.

Regulatory, Legislative and Legal Risks

NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected by the extensive regulation of their business.

The operations of NEE and FPL are subject to complex and comprehensive federal, state and other regulation. This extensive regulatory framework, portions of which are more specifically identified in the following risk factors, regulates, among other things and to varying degrees, NEE's and FPL's industry, businesses, operations, and rates and cost structures, including: permitting, planning, construction and operation of electric generation, storage, transmission and distribution facilities and natural gas, oil and other fuel production, transportation, processing and storage facilities; acquisitions, disposals, depreciation and amortization of facilities and other assets; decommissioning costs and funding; service reliability; wholesale and retail competition; and commodities trading and derivatives transactions. In their business planning and in the management of their operations, NEE and FPL must address the effects of regulation on their business and any inability or failure to do so adequately could have a material adverse effect on their business, financial condition, results of operations and prospects.

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

NEE depends heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER and FPL operate or plan to develop and operate renewable energy facilities. The federal government, a majority of state governments in the U.S. and portions of Canada provide incentives, such as tax incentives, RPS or feed-in-tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. The development of renewable energy facilities at acceptable prices has not historically been burdened by actions taken by the U.S. government. However, as a result of budgetary constraints, geopolitical factors, political factors or otherwise, governments from time to time may review their laws and policies that support, or do not overly burden, the development and operation of renewable energy facilities and, instead, consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy, such as the IRA, or the imposition of additional taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate or deliver it, such as policies in place that limit certain imports from China and other Southeast Asian countries, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEE and FPL abandoning the development of renewable energy projects, a loss of investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE and FPL's business, financial condition, results of operations and prospects.

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

FPL has limited, but growing, competition in the Florida market for retail electricity customers and is not subject to a RPS. Any changes in Florida law or regulation, whether through new or modified legislation or regulation or through citizen-approved state constitutional ballot initiatives, which increase competition in the Florida retail electricity market, such as government incentives that would further facilitate the installation of solar generation facilities on residential or other rooftops, would permit third-party sales of electricity or would mandate the transition to renewable energy at FPL, could have a material adverse effect on FPL's business, financial condition, results of operations and prospects. There can be no assurance that FPL would be able to respond adequately to such regulatory changes, which could have a material adverse effect on FPL's business, financial condition, results of operations and prospects.

NEER is subject to FERC rules related to transmission that are designed to facilitate competition in the wholesale market on practically a nationwide basis. NEE cannot predict the impact of changing FERC rules or policies of the RTOs and ISOs, such as rules governing generator interconnection procedures and transmission planning requirements and cost allocation methodologies, or the effect of changes in levels of wholesale supply and demand, which are typically driven by factors beyond NEE's control. There can be no assurance that NEER will be able to respond adequately or sufficiently quickly to such rules and developments, which may impact the ability, timeline and cost of interconnecting new or repowered energy projects to the transmission system and the availability of transmission system capacity to deliver energy products to market, or to any changes that reverse or restrict the competitive restructuring of the energy industry in those jurisdictions in which such restructuring has occurred. Any of these events could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE and FPL are subject to numerous environmental laws, regulations and other standards that may result in capital expenditures, increased operating costs and various liabilities, and may require NEE and FPL to limit or eliminate certain operations.

NEE and FPL are subject to domestic environmental laws, regulations and other standards, including, but not limited to, extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, soil quality, climate change, emissions of greenhouse gases, waste management, hazardous wastes, marine, avian, bat and other wildlife mortality and habitat protection, historical artifact preservation, natural resources, health (including, but not limited to, electric and magnetic fields from power lines and substations), safety and RPS, that could, among other things, prevent or delay the development of power generation, power or natural gas transmission, or other infrastructure projects, restrict or enjoin the output of some existing facilities, limit the availability and use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs, increase capital expenditures and limit or eliminate certain operations. Certain subsidiaries of NEE are also subject to foreign environmental laws, regulations and other standards and, as such, are subject to similar risks.

There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new requirements, stricter or more expansive application of existing environmental laws and regulations, and the addition of species, such as additional bat species, to the endangered species list.

Violations of current or future laws, rules, regulations or other standards could expose NEE and FPL to regulatory and legal proceedings, disputes with, and legal challenges by, governmental entities and third parties, and potentially significant civil fines, criminal penalties and other sanctions, such as restrictions on how NextEra Energy Resources develops, sites and operates wind facilities. These violations could result in, without limitation, litigation regarding property damage, personal injury, common law nuisance and enforcement by citizens or governmental authorities of environmental requirements. For example, one of NextEra Energy Resources' subsidiaries is currently on probation as a result of accidental collisions of eagles into wind turbines at a number of NextEra Energy Resources' wind facilities. If NextEra Energy Resources' subsidiary violates the terms of the probation, or fails to obtain eagle “take” permits under the BGEPA or incidental take permits under the ESA for certain of its wind facilities and additional eagles or listed species, like cave bats, perish in collisions with facility turbines, NextEra Energy Resources or its subsidiaries could face criminal prosecution under these laws.

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

NEE's and FPL's provision for income taxes and reporting of tax-related assets and liabilities require significant judgments and the use of estimates. Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards. Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, guidance or policies, including changes in corporate income tax rates, the issuance of guidance related to the qualification for renewable energy tax credits, the financial condition and results of operations of NEE and FPL, and the resolution of audit issues raised by taxing authorities. These factors, including the ultimate resolution of income tax matters, may result in material adjustments to tax-related assets and liabilities, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE's and FPL's ability to proceed with projects under development and to complete construction of, and capital improvement projects for, their electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities on schedule and within budget have been, in limited instances, and in the future may be, adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, land owners, governmental entities, environmental groups, Native American and aboriginal groups, lessors, joint venture partners, suppliers and other third parties, negative publicity, transmission interconnection issues, geopolitical factors, supply chain disruptions, inflation, rising interest rates and other factors. For example, the ability of NEE and FPL to develop solar generation facilities is dependent on the international supply chain for solar panels and associated equipment, and governmental or regulatory actions have caused minor, and could in the future cause material, disruptions in the ability of NEE and FPL to acquire solar panels on time and at acceptable costs. If any development project or construction or capital improvement project is not completed, is delayed or is subject to cost overruns, certain associated costs may not be approved for recovery or otherwise be recoverable through regulatory mechanisms that may be available, and NEE and FPL could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss of tax credits or tax incentives, or delayed or diminished returns, and could be required to write off all or a portion of their investment in the project. Any of these events could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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
•the impact of unusual or adverse weather conditions and natural disasters, including, but not limited to, hurricanes, tornadoes, extreme temperatures, icing events, wildfires, floods, severe convective storms, earthquakes and droughts;
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
•risks associated with potential harm to wildlife;
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

NEE's and FPL's business, financial condition, results of operations and prospects may be negatively affected by a lack of growth, slower growth or a decline in the number of customers or in customer usage.

Growth in customer accounts and growth of customer usage each directly influence the demand for electricity and the need for additional power generation and power delivery facilities, as well as the need for energy-related commodities, such as natural gas. Customer growth and customer usage are affected by a number of factors outside the control of NEE and FPL, such as mandated energy efficiency measures, demand side management requirements, installation of distributed generation technologies and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation, inflation and the overall level of economic activity. A lack of growth, or a decline, in the number of customers or in customer demand for electricity or natural gas and other fuels may cause NEE and FPL to fail to fully realize the anticipated benefits from significant investments and expenditures and could have a material adverse effect on NEE's and FPL's growth, business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions and related impacts, including, but not limited to, the impact of severe weather.

Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, droughts, extreme temperatures, icing events, wildfires, severe convective storms and earthquakes, can be destructive and cause power outages, personal injury and property damage, reduce revenue, affect the availability of fuel and water, and require NEE and FPL to incur additional costs, for example, to restore service and repair damaged facilities, to obtain replacement power, to access available financing sources, to obtain insurance, to pay for any associated injuries and damages and to fund any associated legal matters and compliance penalties. Furthermore, NEE's and FPL's physical plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, particularly relevant to FPL, a change in sea level. FPL operates in the east and lower west coasts of Florida and in northwest Florida, areas that historically have been prone to severe weather events, such as hurricanes. A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEE and FPL from operating their business in the normal course and could result in any of the adverse consequences described above. Additionally, the actions taken to address the potential for severe weather such as additional winterizing of critical equipment and infrastructure, modifying or alternating plant operations and expanding load shedding options could result in significant increases in costs. Any of the foregoing could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE and FPL are subject to the potentially adverse operating and financial effects of geopolitical factors, terrorist acts and threats, as well as cyberattacks and other disruptive activities of individuals or groups. There have been cyberattacks and other physical attacks within the energy industry on energy infrastructure such as substations, gas pipelines and related assets in the past and there may be such attacks in the future. In addition, the advancement of artificial intelligence has given rise to added vulnerabilities and potential entry points for cyberattacks. NEE's and FPL's generation, transmission, storage and distribution facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or otherwise be materially adversely affected by, such activities.

Geopolitical factors, terrorist acts, cyberattacks or other similar events affecting NEE's and FPL's systems and facilities, or those of third parties on which NEE and FPL rely, could harm NEE's and FPL's businesses by, for example, limiting their ability to generate, purchase, store or transmit power, natural gas or other energy-related commodities, limiting their ability to bill customers and collect and process payments, and delaying their development and construction of new generation, distribution, storage or transmission facilities or capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues, significant additional costs (for example, to repair assets, implement additional security requirements or maintain or acquire insurance), significant fines and penalties, and reputational damage, could materially adversely affect NEE's and FPL's operations (for example, by contributing to disruption of supplies and markets for natural gas, oil and other fuels), and could impair NEE's and FPL's ability to raise capital (for example, by contributing to financial instability and lower economic activity). In addition, the implementation of security guidelines and measures has resulted in and is expected to continue to result in increased costs. Such events or actions may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. NEE's and FPL's insurance coverage does not provide protection against all significant losses.

Insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to NEE and FPL. The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, including impacts of actual or perceived climate-related events, as well as the financial condition of insurers. If NEE or FPL cannot or does not obtain insurance coverage, NEE or FPL may be required to pay costs associated with adverse future events.

NEE and FPL generally are not fully insured against all significant losses. For example, NEE, including FPL, does not have property insurance coverage for a substantial portion of its transmission and distribution property and natural gas pipeline assets. A loss for which NEE or FPL is not fully insured could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEER provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, to satisfy all or a portion of such utilities' power supply obligations to their customers. The supply costs for these transactions may be affected by a number of factors, including, but not limited to, events that may occur after such utilities have committed to supply power, such as weather conditions, transmission constraints, fluctuating prices for, and locational disconnects in, energy and ancillary services, and the ability of the distribution utilities' customers to elect to receive service from competing suppliers. NEER may not be able to recover all of its increased supply costs, which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

Due to the potential for significant volatility in market prices for fuel, electricity and renewable and other energy commodities, NEER's inability or failure to manage properly or hedge effectively the commodity risks within its portfolios could materially adversely affect NEE's business, financial condition, results of operations and prospects.

There can be significant volatility in market prices for fuel, electricity and renewable and other energy commodities, both in general and across geographies. NEE's inability or failure to manage properly or hedge effectively its assets or positions against changes in commodity prices, volumes, interest rates, counterparty credit risk or other risk measures, based on factors that are either within, or wholly or partially outside of, NEE's control, may materially adversely affect NEE's business, financial condition, results of operations and prospects.

Reductions in the liquidity of energy markets may restrict the ability of NEE to manage its operational risks, which, in turn, could negatively affect NEE's business, financial condition, results of operations and prospects.

NEE is an active participant in energy markets. Liquidity in energy markets can be described as the degree to which a product, such as electricity, gas or transmission rights, can be quickly bought or sold without significantly affecting its price and without incurring significant transaction costs. It can be driven in part by the number of active market participants and is an important factor in NEE's ability to manage risks in its participation in these markets. Liquidity in the energy markets can be adversely affected by price volatility, restrictions on the availability of credit, inflation, rising interest rates and other factors, and any reduction in the liquidity of energy markets could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

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

NEE's and FPL's businesses are highly dependent on NEE's and FPL's ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex and cross numerous and diverse markets. Due to the size, scope, complexity and geographical reach of NEE's and FPL's business, the development and maintenance of information technology systems to keep track of and process information is critical and challenging. NEE's and FPL's operating systems and facilities may fail to operate properly or become disabled as a result of events that are either within, or wholly or partially outside of, their control, such as operator error, severe weather, geopolitical activities, terrorist activities or cyber incidents. Any such failure or disabling event could materially adversely affect NEE's and FPL's ability to process transactions and provide services, and their business, financial condition, results of operations and prospects.

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

NEE and FPL also face the risks of operational failure or capacity constraints associated with the information systems of third parties, including, but not limited to, those who provide power transmission and natural gas transportation services.

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

NEE is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the energy industry. In addition, NEE may be unable to identify attractive acquisition opportunities at favorable prices and to complete and integrate them successfully and in a timely manner.

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

The inability to operate any of NEE's or FPL's nuclear generation units through the end of their respective operating licenses or planned license extensions could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

If any of NEE's or FPL's nuclear generation facilities are not operated for any reason through the life of their respective operating licenses or planned license extensions, NEE or FPL may be required to increase depreciation rates, incur impairment charges and accelerate future decommissioning expenditures, any of which could materially adversely affect their business, financial condition, results of operations and prospects.

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

NEE and FPL rely on access to capital and credit markets as significant sources of liquidity for capital requirements, refinancing activities to support existing debt maturities and other requirements that are not satisfied by operating cash flows. Disruptions, uncertainty or volatility in those capital and credit markets, related to, among others, inflation, rising or sustained higher interest rates and geopolitical events, could increase NEE's and FPL's cost of capital and affect their ability to fund their liquidity and capital needs, to refinance existing indebtedness and to meet their growth objectives. If NEE or FPL is unable to access regularly the capital and credit markets on terms that are reasonable, it may have to delay raising capital, issue shorter-term securities and incur an unfavorable cost of capital, which, in turn, could adversely affect its ability to maintain and grow its business, could contribute to lower earnings and reduced financial flexibility, and could have a material adverse effect on its business, financial condition, liquidity, results of operations and prospects.

Although NEE's competitive energy and certain other subsidiaries have used non-recourse or limited-recourse, project-specific or other financing in the past, market conditions, changes to regulatory capital requirements and other factors could adversely affect the future availability of such financing. The inability of NEE's subsidiaries, including, without limitation, NEECH and its subsidiaries, to access the capital and credit markets to provide project-specific or other financing for electric generation or other facilities or acquisitions on favorable terms, whether because of disruptions or volatility in those markets or otherwise, could necessitate additional capital raising or borrowings by NEE and/or NEECH in the future and there can be no assurance that NEE or NEECH will have the ability to complete such borrowings.

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

The inability of NEE, NEECH and FPL to maintain their current credit ratings could materially adversely affect their ability to raise capital or obtain credit on favorable terms, which, in turn, could impact NEE's and FPL's ability to grow their businesses and service indebtedness and refinance or repay borrowings, and would likely increase their interest costs. In addition, certain agreements and guarantee arrangements would require posting of additional collateral in the event of a ratings downgrade. Some of the factors that can affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization including rating agencies' treatment of certain indebtedness, NEE's overall business mix and political, legislative and regulatory actions. There can be no assurance that one or more of the ratings of NEE, NEECH and FPL will not be lowered or withdrawn entirely by a rating agency.

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

Through an indirect wholly owned subsidiary, NEE owns a limited partner interest in NEP OpCo. NEP's inability to access capital on commercially reasonable terms when acquisitions, other growth opportunities or capital needs arise could have a material adverse effect on NEP's ability to deliver its cash distributions to its common unitholders, including NEE, and on the value of NEE’s limited partnership interest in NEP OpCo. In addition, NEP's issuance of additional common units or other securities in connection with acquisitions or the conversion of outstanding securities convertible into NEP common units could cause significant common unitholder dilution and reduce cash distributions to its common unitholders, including NEE.

Disruptions, uncertainty or volatility in the credit and capital markets may exert downward pressure on the market price of NEE's common stock.

The market price and trading volume of NEE's common stock are subject to fluctuations as a result of, among other factors, general credit and capital market conditions and changes in market sentiment regarding the operations, business and financing strategies of NEE, its subsidiaries and its affiliates, including NEP. As a result, disruptions, uncertainty or volatility in the credit and capital markets may, for example, have a material adverse effect on the market price of NEE's common stock.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management and Strategy

Cybersecurity risk management is included in NEE’s, including FPL’s, overall risk management program. NEE, including FPL, operates a cybersecurity program which, among other objectives, seeks to identify potential unauthorized occurrences on or conducted through the electronic information resources owned or used by NEE or FPL (information systems) that may result in adverse effects on the confidentiality, integrity or availability of its information systems or any information residing on those systems (cybersecurity threats) as well as on its operations. The cybersecurity program includes controls to reduce the risk and potential impact of a cybersecurity incident and to align its processes, controls and implemented technologies with industry standard frameworks and regulations. In addition, outside experts assess NEE’s, including FPL’s, cybersecurity program capabilities, technology environment and security controls to regularly evaluate effectiveness.

NEE, including FPL, operates a cybersecurity operations center and has cyber threat intelligence capability to identify, monitor, detect and respond to cybersecurity threats which is led by a cybersecurity incident response team. NEE, including FPL, uses these resources to identify cybersecurity threats and monitor for anomalies that may result in cybersecurity incidents on their systems, and monitors for impacts to external vendors or suppliers. Assessment of an incident includes, but is not limited to, analysis of the urgency and operational or business impact of an incident and the status and effectiveness of incident defenses. NEE, including FPL, invests in personnel and technologies with the objective of limiting the frequency and impact of cybersecurity incidents. Following documented cybersecurity incident response procedures, the cybersecurity incident response team escalates information about cybersecurity incidents as appropriate to oversight committees charged with managing specific aspects of cybersecurity risk, including, among others, the Cybersecurity and Resiliency Committee, the Cybersecurity Governance Executive Committee and NEE's Board of Directors.
NEE, including FPL, conducts an annual internal cybersecurity drill with the participation from time to time of local, state and federal agencies to test its capability of dealing with a simulated cyber-attack. NEE, including FPL, also participates in industry forums and trade groups, as well as in NERC activities to learn and apply these learnings to its cybersecurity policies and procedures.

NEE, including FPL, uses third parties to periodically assess the extent to which its cybersecurity risk management protocols align with the DOE’s Cybersecurity Capability Maturity Model standard. Certain functions within NEE, including FPL, are required to comply with certain regulatory standards that are designed to protect against cybersecurity incidents, including the NERC Critical Infrastructure Protection standards, as well as the NRC cybersecurity protection standards. Further, NEE, including FPL, has a cybersecurity training program and a mock phishing program to educate and train employees on potential cybersecurity risks and on privacy and data protection. Given geopolitical events, NEE, including FPL, continues to take steps to protect against cybersecurity threats to its critical infrastructure, including communications with its employees to ensure heightened awareness of increased cybersecurity threats worldwide.

The cybersecurity capabilities of third-party vendors providing system solutions to NEE or FPL or accessing NEE’s or FPL’s systems or data is evaluated as part of the new vendor establishment process. NEE, including FPL, retains the right to audit vendors for cybersecurity of products and services. Where applicable in NEE’s or FPL’s contracts with third-party vendors accessing its systems or data, standard data security terms and conditions are utilized and minimum amounts of insurance coverage based on the risk of exposure are required.

NEE, including FPL, operates U.S. critical infrastructure. There have been cyberattacks and other physical attacks within the energy industry on energy infrastructure such as substations, gas pipelines and related assets in the past and there may be such attacks in the future. Although there have been no cybersecurity incidents or threats with a material impact on NEE’s nor FPL’s business strategy, results of operations, or financial condition, NEE's or FPL's information technology systems could fail or be breached, and such systems could be inoperable, causing NEE and FPL to be unable to fulfill critical business operations. The disclosures herein should be reviewed with the risk factors included in Part I, Item 1A.

Governance

The chief information officer, the vice president, IT infrastructure and cybersecurity and the chief information security officer are responsible for assessing and managing material risks from cybersecurity threats and have careers that represent more than 75 years of combined experience related to the management and protection of technologies. These individuals participate in or receive updates from not only the cybersecurity incident response team but also cybersecurity oversight committees, such as the Cybersecurity and Resiliency Committee comprised of various members of management, including the chief executive officers of FPL and NEER, the chief financial officer and the chief legal officer and the Cybersecurity Governance Executive Committee comprised of various members of management, including vice president of internal audit and executive director of emergency preparedness. These committees are charged with governing cybersecurity, cyber risks and resilience activities as well as the cyber and physical security policies and programs for NEE and its subsidiaries.

NEE’s Board of Directors is responsible for the oversight of risks from cybersecurity threats and receives cybersecurity reports from NEE’s chief information officer and its vice president, IT infrastructure and cybersecurity. The cybersecurity reports to the Board of Directors include various information, such as updates on the cybersecurity threat landscape, risk assessments, mitigation plans, including cyber defenses, notable incidents and a summary of the annual cyber drill results. Significant active cybersecurity incidents and threats are communicated to the Board of Directors as they occur.
Item 2. Properties

See Item 1. Business – FPL and Item 1. Business – NEER for a description of principal properties.

Character of Ownership

Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most long-term debt securities issued by FPL. The majority of FPL's real property is held in fee and is free from other encumbrances, subject to minor exceptions which are not of a nature as to substantially impair the usefulness to FPL of such properties. Some of FPL's electric lines are located on parcels of land which are not owned in fee by FPL but are covered by necessary consents of governmental authorities or rights obtained from owners of private property. Subsidiaries within the NEER segment have ownership interests in entities that own generation facilities, pipeline facilities and transmission assets and a number of those facilities and assets are encumbered by liens securing various financings. Additionally, the majority of NEER's generation facilities, pipeline facilities and transmission lines are located on land under easement, rights-of-way or leased from owners of private property or governmental entities. See Note 7 – FPL and – NEER.

Item 3. Legal Proceedings

See Note 15 – Legal Proceedings.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data. All of FPL's common stock is owned by NEE. NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE." As of January 31, 2024, there were 13,891 holders of record of NEE's common stock. The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors. The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant. In February 2024, NEE announced that it would increase its quarterly dividend on its common stock from $0.4675 per share to $0.515 per share.

Issuer Purchases of Equity Securities. Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2023 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/23 – 10/31/23	—	—	—	180,000,000
11/1/23 – 11/30/23	12,561	$57.00	—	180,000,000
12/1/23 – 12/31/23	—	$—	—	180,000,000
Total	12,561	$57.00	—
______________________
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

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves approximately 5.9 million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2023 MWh produced on a net generation basis, as well as a world leader in battery storage. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER. Corporate and Other is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries, and may include the net effect of rounding. See Note 16 for additional segment information. The following discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and all comparisons are with the corresponding items in the prior year.

	Net Income (Loss) Attributable to NEE			Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Years Ended December 31,			Years Ended December 31,
	2023	2022	2021	2023	2022	2021
	(millions)
FPL	$4,552	$3,701	$3,206	$2.24	$1.87	$1.63
NEER(a)	3,558	285	599	1.75	0.14	0.30
Corporate and Other	(800)	161	(232)	(0.39)	0.09	(0.12)
NEE	$7,310	$4,147	$3,573	$3.60	$2.10	$1.81
______________________
(a)    NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries.

For the five years ended December 31, 2023, NEE delivered a total shareholder return of approximately 56.4%, compared to the S&P 500’s 107.2% return, the S&P 500 Utilities' 41.0% return and the Dow Jones U.S. Electricity's 39.6% return. The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NextEra Energy, Inc., the S&P 500 Index,
the S&P 500 Utilities Index and the Dow Jones US Electricity Index

$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
NextEra Energy, Inc.
S&P 500
S&P 500 Utilities
Dow Jones US Electricity

	12/18	12/19	12/20	12/21	12/22	12/23
NextEra Energy, Inc.	100.00	142.69	185.61	229.03	209.39	156.42
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Utilities	100.00	126.35	126.96	149.39	151.73	140.99
Dow Jones US Electricity	100.00	126.84	127.07	149.14	151.14	139.61

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2024 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2023	2022	2021
		(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$1,497	$(696)	$(1,576)
Differential membership interests-related – NEER	$(49)	$(87)	$(98)
NEP investment gains, net – NEER(b)	$(963)	$186	$27
Gain on disposal of a business(c)	$306	$—	$—
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net – NEER	$116	$(324)	$199
Impairment charges related to investment in Mountain Valley Pipeline – NEER(d)	$(38)	$(674)	$—
______________________
(a)For 2023, 2022 and 2021, approximately $1,729 million of gains, $1,257 million of losses and $1,735 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)See Note 4 – Nonrecurring Fair Value Measurements for a discussion of an impairment charge related to the investment in NEP in 2023.
(c)Approximately $300 million of gains are included in FPL's net income; the balance is included in NEER. See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests for a discussion of the sale of FPL's ownership interest in its Florida City Gas business (FCG).
(d)See Note 4 – Nonrecurring Fair Value Measurements for a discussion of the impairment charge in 2022 related to the investment in Mountain Valley Pipeline, LLC (Mountain Valley Pipeline).

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

2023 Summary

Net income attributable to NEE for 2023 was higher than 2022 by $3,163 million, or $1.50 per share, assuming dilution, due to higher results at NEER and FPL, partly offset by lower results at Corporate and Other.

FPL's net income increased by $851 million in 2023 primarily driven by continued investments in plant in service and other property and the gain on sale of FPL's ownership interest in the FCG business.

NEER's results increased in 2023 primarily driven by favorable non-qualifying hedge activity compared to 2022, higher earnings from new investments, lower impairment charges related to its investment in Mountain Valley Pipeline, partly offset by the OTTI impairment related to the investment in NEP. In 2023, NEER added approximately 1,651 MW of new wind generating capacity and 2,073 MW of solar generating capacity and increased its backlog of contracted renewable development projects.

Corporate and Other's results in 2023 decreased primarily due to unfavorable non-qualifying hedge activity.

NEE and its subsidiaries require funds to support and grow their businesses. These funds are primarily provided by cash flows from operations, borrowings or issuances of short- and long-term debt and, from time to time, issuances of equity securities, proceeds from differential membership investors, the sale of tax credits and sales of assets to NEP or third parties. See Liquidity and Capital Resources.

RESULTS OF OPERATIONS

Net income attributable to NEE for 2023 was $7.31 billion compared to $4.15 billion in 2022. In 2023, net income attributable to NEE increased primarily due to higher results at NEER and FPL, partly offset by lower results at Corporate and Other. The comparison of the results of operations for the years ended December 31, 2022 and 2021 are included in Management's Discussion in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2022.

In September 2022, subsidiaries of NextEra Energy Resources sold to a NEP subsidiary a 67% controlling ownership interest in a battery storage facility with storage capacity of 230 MW. In December 2022, subsidiaries of NextEra Energy Resources sold (i) a 49% controlling ownership interest in three wind generation facilities and one solar plus battery facility with a total generating capacity of 1,437 MW and 65 MW of battery storage capacity, two of which facilities were under construction and achieved commercial operations in 2023, and (ii) their 100% ownership interest in three wind generation facilities with a total generating capacity of 347 MW to a NEP subsidiary. See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

In March 2023, a wholly owned subsidiary of NextEra Energy Resources acquired a portfolio of renewable energy projects as well as the related service provider. See Note 6 – RNG Acquisition. In June 2023, subsidiaries of NextEra Energy Resources sold to a NEP subsidiary their 100% ownership interests in five wind generation facilities and three solar generation facilities with a total generating capacity of 688 MW. In November 2023, FPL sold its ownership interests in FCG. See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

NEE's effective income tax rate for 2023 and 2022 was approximately 14% and 15%, respectively. The rates for both years reflect the impact of renewable energy tax credits. See Note 5. In August 2022, the IRA was enacted which significantly expanded tax incentives for clean energy (see Item 1. Business – NEER – Clean Energy and Other Operations – Clean Energy – Policy Incentives for Renewable Energy Projects).

FPL: Results of Operations

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms. FPL’s net income for 2023 and 2022 was $4,552 million and $3,701 million, respectively, representing an increase of $851 million. The increase was primarily driven by higher earnings from investments in plant in service and other property and the gain on sale of FPL's ownership interest in the FCG business. Such investments grew FPL's average rate base by approximately $6.9 billion in 2023 and reflect, among other things, solar generation additions, ongoing transmission and distribution additions, and the addition of the 1,246 MW Dania Beach Clean Energy Center which was placed in service on May 31, 2022.

During 2023, the FPSC approved FPL's request to begin recovering eligible storm costs of approximately $1.3 billion, primarily related to surcharges for Hurricanes Ian and Nicole which impacted FPL's service area in 2022. FPL implemented an interim storm restoration charge in April 2023 for eligible storm restoration costs. See Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery.

The use of reserve amortization is permitted by the 2021 rate agreement. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025 for additional information on the 2021 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. FPL recorded reserve amortization of approximately $227 million in 2023 and a one-time reserve amortization adjustment of $114 million in 2022. See Depreciation and Amortization Expense below. FPL's regulatory ROE for 2023 and 2022 was approximately 11.80% and 11.74%, respectively.

On September 28, 2023, the Florida Supreme Court ruled on the appeal of the FPSC’s final order regarding FPL’s 2021 rate agreement and remanded the FPSC's order back to the FPSC. See Note 1 – Base Rates Effective January 2022 through December 2025.

During 2023, operating revenues increased $1,083 million primarily related to an increase in storm cost recovery revenues as discussed in Cost Recovery Clauses below.

Retail Base

FPL’s retail base revenues for 2023 and 2022 reflect the 2021 rate agreement. Retail base revenues increased approximately $618 million during the year ended December 31, 2023 primarily related to new retail base rates under the 2021 rate agreement. Retail revenues were also impacted by an increase of approximately 1.2% in the average number of customer accounts, partly offset by a decrease of 0.6% in the average usage per retail customer. See Note 1 – Rate Regulation.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to certain solar, environmental projects, storm protection plan investments and the unamortized balance of the regulatory asset associated with FPL's acquisition of certain generation facilities. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Cost Recovery Clauses. Under-recovery or over-recovery of cost recovery clause and other pass-through costs (deferred clause and franchise expenses and revenues) can significantly affect NEE's and FPL's operating cash flows. The 2023 net decrease in under-recovery of cost recovery clauses impacting FPL's operating cash flows was approximately $1,104 million, primarily related to lower fuel prices and recovery of fuel cost incurred in 2022, but recovered in rates in 2023.

The increase in operating revenues in 2023 reflects higher storm cost recovery revenues of approximately $1,117 million primarily associated with Hurricanes Ian and Nicole, as discussed above. The increase in operating revenues in 2023 were partly offset by decreases in fuel cost recovery revenues of approximately $714 million primarily as a result of lower fuel and energy prices. In 2023 and 2022, cost recovery clauses contributed approximately $369 million and $261 million, respectively, to FPL’s net income.

Other Items Impacting FPL's Consolidated Statements of Income

Fuel, Purchase Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $927 million in 2023 primarily related to lower fuel and energy prices.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2023	2022
	(millions)
Reserve amortization recorded under the 2021 rate agreement	$(227)	$—
One-time reserve adjustment recorded under the 2021 rate agreement	—	(114)
Other depreciation and amortization recovered under base rates (excluding reserve amortization) and other	2,468	2,404
Depreciation and amortization primarily recovered under cost recovery clauses and storm-recovery cost amortization	1,548	405
Total	$3,789	$2,695

Depreciation expense increased $1,094 million during 2023 primarily reflecting amortization of deferred storm costs expenses primarily associated with Hurricanes Ian and Nicole as discussed above, of approximately $1,114 million, partly offset by the impact of reserve amortization. In 2022, FPL recorded a one-time reserve amortization adjustment of approximately $114 million as required under the 2021 rate agreement, 50% of which was used to reduce the capital recovery regulatory asset balance and the other 50% to increase the storm reserve regulatory liability. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets. At December 31, 2023, approximately $1,223 million of reserve amortization remains available under the 2021 rate agreement.

Gains on Disposal of Businesses/Assets – net
In 2023, gains on disposal of businesses/assets – net primarily relate to the sale of ownership interests in the FCG business. See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

Interest Expense
Interest expense increased $346 million primarily due to higher average interest rates and higher average debt balances.

NEER: Results of Operations

NEER owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets in the U.S. and Canada and also includes assets and investments in other businesses with a clean energy focus, such as battery storage and renewable fuels. NEER also provides full energy and capacity requirements services, engages in power and fuel marketing and trading activities, owns, develops, constructs and operates rate-regulated transmission facilities and transmission lines and invests in natural gas, natural gas liquids and oil production and pipeline infrastructure assets. NEER’s net income less net loss attributable to noncontrolling interests for 2023 and 2022 was $3,558 million and $285 million, respectively, resulting in an increase in 2023 of $3,273 million. The primary drivers, on an after-tax basis, of the change are in the following table.

Increase (Decrease) From Prior Period
Year Ended December 31, 2023
(millions)
New investments(a)	$714
Existing clean energy(a)	(214)
Gas infrastructure(a)	(21)
Customer supply(b)	334
NEET(a)	(2)
Other, including interest expense, corporate general and administrative expenses and other investment income	(451)
Change in non-qualifying hedge activity(c)	2,986
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	440
NEP investment gains, net(c)	(1,149)
Impairment charges related to investment in Mountain Valley Pipeline(c)(d)	636
Change in net income less net loss attributable to noncontrolling interests	$3,273
______________________
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with renewable energy tax credits for wind, solar and storage projects, as applicable (see Note 1 – Income Taxes and – Noncontrolling Interests and Note 5), but excludes allocation of interest expense and corporate general and administrative expenses except for an allocated credit support charge related to guarantees issued to conduct business activities. Results from projects, pipelines and rate-regulated transmission facilities and transmission lines are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, are included in existing clean energy, pipeline results are included in gas infrastructure and rate-regulated transmission facilities and transmission lines are included in NEET beginning with the thirteenth month of operation or ownership.
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

New Investments
Results from new investments in 2023 increased primarily due to higher earnings related to new wind and solar generation and battery storage facilities that entered service during or after 2022.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for 2023 increased $5,952 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $2,529 million of gains during 2023 compared to $2,670 million of losses for 2022),
•net increases in revenues of $647 million from the customer supply and gas infrastructure businesses,
•revenues from new investments of $390 million, and
•higher revenues from NEET of $84 million,
partly offset by,
•lower revenues from existing clean energy assets of $371 million primarily due to lower wind revenues primarily reflecting lower wind resource.

Operating Expenses – net
Operating expenses – net for 2023 increased $566 million primarily due to increases of $342 million in O&M expenses and $287 million in depreciation and amortization expenses, partly offset by decreases of $41 million in fuel, purchased power and interchange expenses. The increases were primarily associated with growth across the NEER businesses.

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

Interest Expense
NEER's interest expense for 2023 increased $1,001 million primarily reflecting approximately $617 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments as well as higher interest expense primarily due to higher average interest rates and higher average debt balances.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $649 million of equity in losses of equity method investees in 2023 compared to $202 million of equity in earnings of equity method investees for the prior year. The decrease in 2023 primarily reflects an impairment charge of approximately $1.2 billion ($0.9 billion after tax) related to the investment in NEP and a decrease in equity in earnings (losses) of NEP recorded in 2023 primarily due to unfavorable impacts related to changes in the fair value of interest rate derivative instruments, partly offset by the absence of impairment charges of approximately $0.8 billion ($0.6 billion after tax) related to the investment in Mountain Valley Pipeline recorded in the first quarter of 2022 (see Note 4 – Nonrecurring Fair Value Measurements).

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds – net
In 2023, the changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to favorable market conditions in 2023 compared to unfavorable market conditions in the prior year.

Income Taxes
NEER's effective income tax rate for 2023 and 2022 was approximately 7% and 39%, respectively, and is primarily based on the composition of pretax income in 2023 and pretax loss in 2022 as well as the impact of renewable energy tax credits. PTCs from wind and solar projects and ITCs from solar, battery storage and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. See Note 1 – Income Taxes for a discussion of renewable energy tax credits, Note 5 and Note 16.

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

Corporate and Other's results decreased $961 million during 2023 primarily due to unfavorable after-tax impacts of approximately $793 million, as compared to the prior year, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments as well as higher average interest rates and higher average debt balances.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital (see Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery), capital expenditures (see Note 15 – Commitments), investments in or acquisitions of assets and businesses (see Note 6), payment of maturing debt and related derivative obligations (see Note 13 and Note 3) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt (see Note 13) and, from time to time, equity securities, proceeds from differential membership investors, the sale of renewable energy tax credits (see Note 1 - Income Taxes) and sales of assets to NEP or third parties (see Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests), consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests in NEP. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The purchases may be made in the open market or in privately negotiated transactions. Any purchases will be made in such quantities, at such prices, in such manner and on such terms and conditions as determined by NEE or its subsidiaries in their discretion, based on factors such as market and business conditions, applicable legal requirements and other factors. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause NEP’s common units to be delisted from the New York Stock Exchange or to cause the common units to be deregistered with the SEC. As of December 31, 2023, the dollar value of units that may yet be purchased by NEE under this program was $114 million. At December 31, 2023, NEE owned a noncontrolling general partner interest in NEP and beneficially owned approximately 52.6% of NEP’s voting power.

Cash Flows

NEE's sources and uses of cash for 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
	(millions)
Sources of cash:
Cash flows from operating activities	$11,301	$8,262	$7,553
Issuances of long-term debt, including premiums and discounts	13,857	13,856	16,683
Proceeds from differential membership investors	2,745	4,158	2,779
Proceeds from the sale of Florida City Gas business	924	—	—
Sale of independent power and other investments of NEER	1,883	1,564	2,761
Issuances of common stock/equity units – net	4,514	1,460	14
Net increase in commercial paper and other short-term debt	2,308	957	—
Payments from related parties under a cash sweep and credit support agreement – net	1,213	240	47
Proceeds from sale of noncontrolling interests	—	—	65
Other sources – net	—	89	40
Total sources of cash	38,745	30,586	29,942
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(25,113)	(19,283)	(16,077)
Retirements of long-term debt	(7,978)	(4,525)	(9,594)
Net decrease in commercial paper and other short-term debt	—	—	(426)
Dividends on common stock	(3,782)	(3,352)	(3,024)
Other uses – net	(1,889)	(1,294)	(1,052)
Total uses of cash	(38,762)	(28,454)	(30,173)
Effects of currency translation on cash, cash equivalents and restricted cash	(4)	(7)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	$(21)	$2,125	$(230)

For significant financing activity that occurred subsequent to December 31, 2023, see Note 13.

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 15 – Commitments for estimated capital expenditures in 2024 through 2028.

The following table provides a summary of capital investments for 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
	(millions)
FPL:
Generation:
New	$3,163	$2,079	$1,046
Existing	1,441	1,804	1,531
Transmission and distribution	4,292	4,553	4,495
Nuclear fuel	98	118	159
General and other	688	581	878
Other, primarily change in accrued property additions and exclusion of AFUDC – equity	(282)	50	(539)
Total	9,400	9,185	7,570
NEER:
Wind	4,793	3,481	3,777
Solar (includes solar plus battery storage projects)	4,980	2,869	2,011
Other clean energy	2,781	827	332
Nuclear (includes nuclear fuel)	228	214	241
Natural gas pipelines	524	236	229
Other gas infrastructure	1,575	1,215	669
Rate-regulated transmission (2021 includes an acquisition, see Note 6 – Gridliance)	317	431	980
Other	454	372	124
Total	15,652	9,645	8,363
Corporate and Other	61	453	144
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$25,113	$19,283	$16,077

Liquidity

At December 31, 2023, NEE's total net available liquidity was approximately $12.2 billion. The table below provides the components of FPL's and NEECH's net available liquidity at December 31, 2023.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,420	$10,739	$14,159	2025 – 2028	2024 – 2028
Issued letters of credit	(3)	(593)	(596)
	3,417	10,146	13,563

Bilateral revolving credit facilities(b)	580	1,350	1,930	2024 – 2025	2024 – 2026
Borrowings(b)	(255)	—	(255)
	325	1,350	1,675

Letter of credit facilities(c)	—	3,530	3,530		2024 – 2026
Issued letters of credit	—	(2,797)	(2,797)
	—	733	733

Subtotal	3,742	12,229	15,971

Cash and cash equivalents	57	2,631	2,688
Commercial paper and other short-term borrowings outstanding	(2,629)	(2,276)	(4,905)
Amounts due to related parties under the CSCS agreement (see Note 8)	—	(1,511)	(1,511)
Net available liquidity	$1,170	$11,073	$12,243
______________________
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,200 million ($450 million for FPL and $2,750 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,319 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity as well as the repayment of approximately $1,812 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. As of December 31, 2023, approximately $3,311 million of NEECH's syndicated revolving credit facilities expire over the next 12 months.
(b)    Only available for the funding of loans. As of December 31, 2023, approximately $205 million of FPL's and $650 million of NEECH's bilateral revolving credit facilities expire over the next 12 months. See Note 13 regarding increases in capacity and borrowings subsequent to December 31, 2023.
(c)    Only available for the issuance of letters of credit. As of December 31, 2023, approximately $500 million of the letter of credit facilities expire over the next 12 months.

Approximately 71 banks, located globally, participate in FPL’s and NEECH’s revolving credit facilities, with no one bank providing more than 5% of the combined revolving credit facilities. Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under its revolving credit facilities. In order for FPL or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities and, also for NEECH, its letter of credit facilities, FPL, in the case of FPL, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. The FPL and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio. At December 31, 2023, each of NEE and FPL was in compliance with its required ratio.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 8 regarding guarantees of obligations on behalf of NEP subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At December 31, 2023, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements and engineering, procurement and construction agreements, associated with the development, construction and financing of certain power generation facilities (see Note 1 - Structured Payables) and a natural gas pipeline project under construction, as well as a related natural gas transportation agreement. Commitments associated with these activities are included and/or disclosed in the contracts table in Note 15.

In addition, at December 31, 2023, NEE subsidiaries had approximately $6.1 billion in guarantees related to obligations under PPAs and acquisition agreements, nuclear-related activities, payment obligations related to PTCs, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 15 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At December 31, 2023, these guarantees totaled approximately $1.2 billion and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. At December 31, 2023, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at December 31, 2023) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $1.8 billion.

At December 31, 2023, subsidiaries of NEE also had approximately $5.1 billion of standby letters of credit and approximately $1.6 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

In addition, as part of contract negotiations in the normal course of business, certain subsidiaries of NEE have agreed and in the future may agree to make payments to compensate or indemnify other parties, including those associated with asset divestitures, for possible unfavorable financial consequences resulting from specified events. The specified events may include, but are not limited to, an adverse judgment in a lawsuit, or the imposition of additional taxes due to a change in tax law or interpretations of the tax law. NEE is unable to estimate the maximum potential amount of future payments by its subsidiaries under some of these contracts because events that would obligate them to make payments have not occurred or, if any such event has occurred, they have not been notified of its occurrence.

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

Summarized financial information of NEE and NEECH is as follows:

	Year Ended December 31, 2023
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(20)	$9,878	$28,114
Operating income (loss)	$(359)	$3,918	$10,237
Net income (loss)	$(867)	$1,736	$6,282
Net income (loss) attributable to NEE/NEECH	$(867)	$2,764	$7,310

	December 31, 2023
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$1,860	$10,559	$15,361
Total noncurrent assets	$2,491	$76,550	$162,128
Total current liabilities	$6,709	$20,192	$27,963
Total noncurrent liabilities	$28,874	$47,940	$90,502
Redeemable noncontrolling interests	$—	$1,256	$1,256
Noncontrolling interests	$—	$10,300	$10,300
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

Credit Ratings

NEE’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements is dependent on its and its subsidiaries credit ratings. At February 16, 2024, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

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

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure. However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds. Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock. The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings. At December 31, 2023, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and all indebtedness of FPL that ranks prior or equal to the first mortgage bonds. At December 31, 2023, coverage for the 12 months ended December 31, 2023 would have been approximately 9.6 times the annual interest requirements and approximately 4.1 times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee. At December 31, 2023, FPL could have issued in excess of $34 billion of additional first mortgage bonds based on the unfunded property additions and retired first mortgage bonds. At December 31, 2023, no cash was deposited with the mortgage trustee for these purposes.

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

In NEE’s non-rate regulated operations, predominantly NextEra Energy Resources, essentially all changes in the derivatives’ fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues and the equity method investees’ related activity is recognized in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income.

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

Net periodic pension income is calculated using a number of actuarial assumptions. Those assumptions for the years ended December 31, 2023, 2022 and 2021 include:

	2023	2022	2021
Discount rate	5.05%	2.87%	2.53%
Salary increase	4.90%	4.90%	4.40%
Expected long-term rate of return, net of investment management fees	8.00%	7.35%	7.35%
Weighted-average interest crediting rate	3.82%	3.79%	3.82%

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

The following table illustrates the effect on net periodic pension income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase (Decrease) in 2023 Net Periodic Pension Income
	Change in Assumption	NEE	FPL
		(millions)
Expected long-term rate of return	0.5%	$25	$16
Discount rate	(0.5)%	$1	$1
Salary increase	0.5%	$(2)	$(1)

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

Nature of Accounting Estimates

Indicators of impairment may include, but are not limited to, a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity and a current fair value of an investment that may be less than its carrying value. If indicators of impairment exist, an estimate of the investment’s fair value will be calculated. Approaches for estimating fair value include, among others, an income approach using a probability-weighted discounted cash flows model, a market approach using an earnings before interest, taxes, depreciation and amortization (EBITDA) multiple model, and a market observable transaction. The probability assigned to each scenario as well as the cash flows and EBITDA multiple identified are critical in determining fair value.

Assumptions and Accounting Approach

An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Assessment of whether an investment is other than temporarily impaired involves, among other factors, consideration of the length of time that the fair value is below the carrying value, current expected performance relative to the expected performance when the investment was initially made, performance relative to peers, industry performance relative to the economy, credit rating, regulatory actions and legal and permitting challenges. If management is unable to reasonably assert that an impairment is temporary or believes that there will not be full recovery of the carrying value of its investment, then the impairment is considered to be other than temporary. Investments that are other than temporarily impaired are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value. Impairment losses are recorded in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income. See Note 4 – Nonrecurring Fair Value Measurements.

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

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation. In addition, NEE also makes interest rate and rate of return projections on its investments in determining recommended funding requirements for nuclear decommissioning costs. Periodically, NEE is required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs. For example, an increase of 0.25% in the assumed escalation rates for nuclear decommissioning costs would increase NEE’s AROs at December 31, 2023 by approximately $93 million.

Assumptions and Accounting Approach

FPL – For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are approved by the FPSC. The most recent studies, filed in 2020, reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units at the time of the studies. FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.4 billion, or $2.5 billion expressed in 2023 dollars. The ultimate costs of decommissioning reflect the applications submitted to the NRC for the extension of Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2 licenses for an additional 20 years.

FPL accrues the cost of dismantling its other generation plants over the expected service life of each unit based on studies filed with the FPSC. Unlike nuclear decommissioning, dismantlement costs are not funded. The most recent studies became effective January 1, 2022. At December 31, 2023, FPL’s portion of the ultimate cost to dismantle its other generation units is approximately $2.4 billion, or $1.2 billion expressed in 2023 dollars. The majority of the dismantlement costs are not reported as AROs. FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. Any differences between the amount of the ARO and the amount recorded for ratemaking purposes are reported as a regulatory asset or liability in accordance with regulatory accounting.

The components of FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	Nuclear Decommissioning		Other Generation Plant Dismantlement		Interim Removal Costs and Other		Total
	December 31,		December 31,		December 31,		December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
	(millions)
AROs(a)	$1,882	$1,807	$283	$362	$5	$7	$2,170	$2,176
Less capitalized ARO asset net of accumulated depreciation	59	61	28	40	—	1	87	102
Accrued asset removal costs(b)	480	406	182	179	(1,023)	(494)	(361)	91
Asset retirement obligation regulatory expense difference(c)	4,202	3,515	(150)	(212)	—	(18)	4,052	3,285
Accrued decommissioning, dismantlement and other accrued asset removal costs(d)	$6,505	$5,667	$287	$289	$(1,018)	$(506)	$5,774	$5,450
______________________
(a)    See Note 11.
(b)    Included in noncurrent regulatory liabilities on NEE’s and FPL’s consolidated balance sheets, except for $1,021 million and $532 million which are related to interim removal costs and are included in noncurrent regulatory assets as of December 31, 2023 and 2022, respectively. See Note 1 – Rate Regulation.
(c)    Included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets, except for $14 million and $38 million which are related to other generation plant dismantlement and are included in noncurrent regulatory assets as of December 31, 2023 and 2022, respectively.
(d)    Represents total amount accrued for ratemaking purposes.

NEER – NEER records liabilities for the present value of its expected nuclear plant decommissioning costs which are determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning. The liabilities are being accreted using the interest method through the date decommissioning activities are expected to be complete. At December 31, 2023 and 2022, the AROs for decommissioning of NEER’s nuclear plants approximated $607 million and $604 million, respectively. NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.8 billion, or $2.2 billion expressed in 2023 dollars.

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

During 2022 and 2023, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2021	$978	$(1,392)	$1	$(413)
Reclassification to realized at settlement of contracts	(355)	1,094	(197)	542
Value of contracts acquired	16	54	—	70
Net option premium purchases (issuances)	146	12	—	158
Changes in fair value excluding reclassification to realized	392	(3,689)	212	(3,085)
Fair value of contracts outstanding at December 31, 2022	1,177	(3,921)	16	(2,728)
Reclassification to realized at settlement of contracts	(369)	154	(9)	(224)
Value of contracts acquired	6	95	—	101
Net option premium purchases (issuances)	183	17	—	200
Changes in fair value excluding reclassification to realized	340	2,178	5	2,523
Fair value of contracts outstanding at December 31, 2023	1,337	(1,477)	12	(128)
Net margin cash collateral paid (received)				360
Total mark-to-market energy contract net assets (liabilities) at December 31, 2023	$1,337	$(1,477)	$12	$232

NEE’s total mark-to-market energy contract net assets (liabilities) at December 31, 2023 shown above are included on the consolidated balance sheets as follows:

December 31, 2023
(millions)
Current derivative assets	$1,541
Noncurrent derivative assets	1,594
Current derivative liabilities	(802)
Noncurrent derivative liabilities	(2,101)
NEE's total mark-to-market energy contract net liabilities	$232

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2023 were as follows:

	Maturity
	2024	2025	2026	2027	2028	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(780)	$(248)	$(22)	$(15)	$34	$45	$(986)
Significant other observable inputs	611	379	194	121	37	15	1,357
Significant unobservable inputs	537	101	44	32	12	240	966
Total	368	232	216	138	83	300	1,337
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(21)	(87)	(38)	(15)	(14)	5	(170)
Significant other observable inputs	(224)	(278)	(239)	(186)	(99)	(242)	(1,268)
Significant unobservable inputs	46	(34)	(39)	(38)	(4)	30	(39)
Total	(199)	(399)	(316)	(239)	(117)	(207)	(1,477)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(8)	(2)	(1)	(1)	—	—	(12)
Significant unobservable inputs	13	11	(1)	1	—	—	24
Total	5	9	(2)	—	—	—	12
Total sources of fair value	$174	$(158)	$(102)	$(101)	$(34)	$93	$(128)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2022	$—	$41	$41	$3	$148	$145	$3	$125	$120
December 31, 2023	$—	$4	$4	$2	$114	$116	$2	$113	$111
Average for the year ended December 31, 2023	$—	$12	$12	$3	$135	$134	$3	$134	$133
______________________
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $1 million and $18 million at December 31, 2023 and 2022, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,222	$2,222	$2,061	$2,061
Other investments, primarily debt securities	$1,802	$1,802	$781	$781
Long-term debt, including current portion	$68,306	$64,103	$61,889	$57,892
Interest rate contracts – net unrealized gains (losses)	$(249)	$(249)	$392	$392
FPL:
Fixed income securities:
Special use funds	$1,658	$1,658	$1,572	$1,572
Other investments – debt securities	$—	$—	$114	$114
Long-term debt, including current portion	$25,274	$23,430	$21,002	$19,364
______________________
(a)    See Note 3 and Note 4.

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

At December 31, 2023, NEE had interest rate contracts with a net notional amount of approximately $25.6 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. In January 2024, NEECH entered into a $4.0 billion interest rate contract which reduced the net notional amount. See Note 3.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE’s net liabilities would increase by approximately $2,705 million ($1,093 million for FPL) at December 31, 2023.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $5,290 million and $4,437 million ($3,536 million and $2,905 million for FPL) at December 31, 2023 and 2022, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At December 31, 2023, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $494 million ($322 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's consolidated statements of income.
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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2023, NEE's credit risk exposure associated with its energy marketing and trading counterparties, taking into account collateral and contractual netting rights, totaled approximately $3.5 billion ($83 million for FPL), of which approximately 93% (100% for FPL) was with companies that have investment grade credit ratings. See Note 1 – Credit Losses and Note 3.

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

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control – Integrated Framework (2013). Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2023.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NEE) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEE and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of NEE and FPL and our report dated February 16, 2024, expressed unqualified opinions on those financial statements.

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
February 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
    NextEra Energy, Inc. and Florida Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NEE) and the related separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2023 and 2022, and NEE's and FPL's related consolidated statements of income and cash flows, NEE's consolidated statements of comprehensive income and equity, and FPL’s consolidated statements of common shareholder’s equity, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEE and the consolidated financial position of FPL as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEE’s and FPL’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed unqualified opinions on NEE’s and FPL’s internal control over financial reporting.

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
NEE – Operating Revenue – Unrealized Gains – Refer to Note 3 to the financial statements

Critical Audit Matter Description

NEE enters into complex energy derivatives and transacts in certain markets that are thinly traded, which may result in subjective estimates of fair value that include unobservable inputs. Changes in the derivatives’ fair value for power purchases and sales, fuel sales and trading activities are primarily recognized on a net basis in operating revenues. For the year ended December 31, 2023, unrealized gains associated with Level 3 transactions of $1,482 million are included in operating revenues in the consolidated statement of income of NEE.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to operating revenue – unrealized gains included the following, among others:
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
FPL is subject to rate regulation by the Florida Public Service Commission (the “FPSC”), which has jurisdiction with respect to the rates of electric utility companies. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; fuel expense; operation and maintenance expense; and depreciation expense.

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
•We assessed the likelihood of (1) recovery of recorded regulatory assets and (2) obligations requiring future reductions in rates by obtaining, reading, and evaluating relevant regulatory orders issued by the FPSC to FPL, and considering regulatory precedents established by the FPSC. We also evaluated such regulatory orders and other publicly available filings made by FPL and compared them to management’s recorded regulatory asset and liability balances for completeness.
•We evaluated FPL's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 16, 2024

We have served as NEE’s and FPL’s auditor since 1950.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
OPERATING REVENUES	$28,114	$20,956	$17,069
OPERATING EXPENSES
Fuel, purchased power and interchange	5,457	6,389	4,527
Other operations and maintenance	4,681	4,428	3,981
Depreciation and amortization	5,879	4,503	3,924
Taxes other than income taxes and other – net	2,265	2,077	1,801
Total operating expenses – net	18,282	17,397	14,233
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	405	522	77
OPERATING INCOME	10,237	4,081	2,913
OTHER INCOME (DEDUCTIONS)
Interest expense	(3,324)	(585)	(1,270)
Equity in earnings (losses) of equity method investees	(648)	203	666
Allowance for equity funds used during construction	161	112	142
Gains on disposal of investments and other property – net	125	80	70
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	159	(461)	267
Other net periodic benefit income	245	202	257
Other – net	333	200	130
Total other income (deductions) – net	(2,949)	(249)	262
INCOME BEFORE INCOME TAXES	7,288	3,832	3,175
INCOME TAXES	1,006	586	348
NET INCOME	6,282	3,246	2,827
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,028	901	746
NET INCOME ATTRIBUTABLE TO NEE	$7,310	$4,147	$3,573
Earnings per share attributable to NEE:
Basic	$3.61	$2.10	$1.82
Assuming dilution	$3.60	$2.10	$1.81

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2023	2022	2021
NET INCOME	$6,282	$3,246	$2,827
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $1 tax benefit, $2 tax benefit and $2 tax benefit, respectively)	2	6	6
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $6 tax expense, $29 tax benefit and $4 tax benefit, respectively)	17	(84)	(11)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $4 tax benefit, $3 tax benefit and $2 tax expense, respectively)	13	10	(4)
Defined benefit pension and other benefits plans:
Net unrealized gain (loss) and unrecognized prior service benefit (cost) (net of $7 tax expense, $41 tax benefit and $30 tax expense, respectively)	21	(133)	95
Reclassification from accumulated other comprehensive income (loss) to net income (net of $0 tax benefit, $2 tax benefit and $1 tax benefit, respectively)	1	7	5
Net unrealized gains (losses) on foreign currency translation	13	(44)	(1)
Other comprehensive income related to equity method investees (net of $0 tax expense, $0 tax expense and $1 tax expense, respectively)	1	1	1
Total other comprehensive income (loss), net of tax	68	(237)	91
COMPREHENSIVE INCOME	6,350	3,009	2,918
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,025	920	747
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$7,375	$3,929	$3,665

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,690	$1,601
Customer receivables, net of allowances of $52 and $54, respectively	3,609	4,349
Other receivables	944	744
Materials, supplies and fuel inventory	2,106	1,934
Regulatory assets	1,460	2,165
Derivatives	1,730	1,590
Contract assets	1,487	318
Other	1,335	789
Total current assets	15,361	13,490
Other assets:
Property, plant and equipment – net ($26,900 and $22,927 related to VIEs, respectively)	125,776	111,059
Special use funds	8,698	7,496
Investment in equity method investees	6,156	6,582
Prepaid benefit costs	2,112	1,832
Regulatory assets	4,801	5,992
Derivatives	1,790	1,935
Goodwill	5,091	4,854
Other	7,704	5,695
Total other assets	162,128	145,445
TOTAL ASSETS	$177,489	$158,935
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$4,650	$1,709
Other short-term debt	255	1,368
Current portion of long-term debt ($66 and $61 related to VIEs, respectively)	6,901	6,633
Accounts payable ($1,718 and $1,250 related to VIEs, respectively)	8,504	8,312
Customer deposits	638	560
Accrued interest and taxes	970	719
Derivatives	845	2,102
Accrued construction-related expenditures	1,861	1,760
Regulatory liabilities	340	350
Other	2,999	3,182
Total current liabilities	27,963	26,695
Other liabilities and deferred credits:
Long-term debt ($1,374 and $1,108 related to VIEs, respectively)	61,405	55,256
Asset retirement obligations	3,403	3,245
Deferred income taxes	10,142	9,072
Regulatory liabilities	10,049	9,626
Derivatives	2,741	2,909
Other	2,762	2,696
Total other liabilities and deferred credits	90,502	82,804
TOTAL LIABILITIES	118,465	109,499
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIEs	1,256	1,110
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 2,052 and 1,987, respectively)	21	20
Additional paid-in capital	17,365	12,720
Retained earnings	30,235	26,707
Accumulated other comprehensive loss	(153)	(218)
Total common shareholders' equity	47,468	39,229
Noncontrolling interests ($10,180 and $9,092 related to VIEs, respectively)	10,300	9,097
TOTAL EQUITY	57,768	48,326
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$177,489	$158,935

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,282	$3,246	$2,827
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,879	4,503	3,924
Nuclear fuel and other amortization	272	287	290
Unrealized losses (gains) on marked to market derivative contracts – net	(1,949)	1,378	2,005
Unrealized losses (gains) on equity securities held in NEER's nuclear decommissioning funds – net	(159)	461	(267)
Foreign currency transaction losses (gains)	92	(104)	(94)
Deferred income taxes	708	534	436
Cost recovery clauses and franchise fees	1,104	(1,465)	(599)
Equity in losses (earnings) of equity method investees	648	(203)	(666)
Distributions of earnings from equity method investees	712	541	526
Gains on disposal of businesses, assets and investments – net	(530)	(602)	(146)
Recoverable storm-related costs	(399)	(811)	(138)
Other – net	34	85	(59)
Changes in operating assets and liabilities:
Current assets	58	(1,340)	(1,267)
Noncurrent assets	(408)	(89)	(324)
Current liabilities	(1,109)	1,702	1,053
Noncurrent liabilities	66	139	52
Net cash provided by operating activities	11,301	8,262	7,553
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(9,302)	(9,067)	(7,408)
Independent power and other investments of NEER	(15,565)	(9,541)	(8,247)
Nuclear fuel purchases	(185)	(223)	(275)
Other capital expenditures	(61)	(452)	(147)
Proceeds from the sale of Florida City Gas business	924	—	—
Sale of independent power and other investments of NEER	1,883	1,564	2,761
Proceeds from sale or maturity of securities in special use funds and other investments	4,875	3,857	4,995
Purchases of securities in special use funds and other investments	(5,926)	(4,586)	(5,310)
Other – net	(110)	89	40
Net cash used in investing activities	(23,467)	(18,359)	(13,591)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	13,857	13,856	16,683
Retirements of long-term debt	(7,978)	(4,525)	(9,594)
Proceeds from differential membership investors	2,745	4,158	2,779
Net change in commercial paper	2,941	327	(169)
Proceeds from other short-term debt	1,980	1,755	—
Repayments of other short-term debt	(2,613)	(1,125)	(257)
Payments from related parties under a cash sweep and credit support agreement – net	1,213	240	47
Issuances of common stock/equity units – net	4,514	1,460	14
Proceeds from sale of noncontrolling interests	—	—	65
Dividends on common stock	(3,782)	(3,352)	(3,024)
Other – net	(728)	(565)	(737)
Net cash provided by financing activities	12,149	12,229	5,807
Effects of currency translation on cash, cash equivalents and restricted cash	(4)	(7)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	(21)	2,125	(230)
Cash, cash equivalents and restricted cash at beginning of year	3,441	1,316	1,546
Cash, cash equivalents and restricted cash at end of year	$3,420	$3,441	$1,316
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$2,463	$1,375	$1,323
Cash paid (received) for income taxes – net	$321	$(32)	$(69)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$7,104	$6,005	$4,995
Decrease in property, plant and equipment – net and contract liabilities (2023 and 2022 activity, see Note 1)	$251	$668	$155
Right-of-use asset in exchange for finance lease liability	$124	$204	$120

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares	Aggregate Par Value
Balances, December 31, 2020	1,960	$20	$11,222	$(92)	$25,363	$36,513	$8,416	$44,929	$—
Net income (loss)	—	—	—	—	3,573	3,573	(748)		2
Share-based payment activity	3	—	132	—	—	132	—		—
Dividends on common stock(a)	—	—	—	—	(3,024)	(3,024)	—		—
Other comprehensive income (loss)	—	—	—	92	—	92	(1)		—
Other differential membership interests activity(b)	—	—	(26)	—	—	(26)	363		243
Other – net	—	—	(57)	—	(1)	(58)	192		—
Balances, December 31, 2021	1,963	20	11,271	—	25,911	37,202	8,222	$45,424	245
Net income (loss)	—	—	—	—	4,147	4,147	(909)		8
Issuances of common stock/equity units – net	22	—	1,446	—	—	1,446	—		—
Share-based payment activity	2	—	171	—	—	171	—		—
Dividends on common stock(a)	—	—	—	—	(3,352)	(3,352)	—		—
Other comprehensive loss	—	—	—	(218)	—	(218)	(19)		—
Premium on equity units	—	—	(127)	—	—	(127)	—		—
Other differential membership interests activity	—	—	(39)	—	—	(39)	3,131		859
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(1,494)		—
Other – net	—	—	(2)	—	1	(1)	166		(2)
Balances, December 31, 2022	1,987	20	12,720	(218)	26,707	39,229	9,097	$48,326	1,110
Net income (loss)	—	—	—	—	7,310	7,310	(1,049)		21
Issuances of common stock/equity units – net	61	1	4,513	—	—	4,514	—		—
Share-based payment activity	4	—	155	—	—	155	—		—
Dividends on common stock(a)	—	—	—	—	(3,782)	(3,782)	—		—
Other comprehensive income	—	—	—	65	—	65	3		—
Other differential membership interests activity	—	—	(21)	—	—	(21)	2,545		125
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(165)		—
Other – net	—	—	(2)			(2)	(131)		—
Balances, December 31, 2023	2,052	$21	$17,365	$(153)	$30,235	$47,468	$10,300	$57,768	$1,256
_________________________
(a)Dividends per share were $1.87, $1.70 and $1.54 for the years ended December 31, 2023, 2022 and 2021, respectively.
(b)See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2023	2022	2021
OPERATING REVENUES	$18,365	$17,282	$14,102
OPERATING EXPENSES
Fuel, purchased power and interchange	4,761	5,688	3,956
Other operations and maintenance	1,666	1,857	1,831
Depreciation and amortization	3,789	2,695	2,266
Taxes other than income taxes and other – net	1,959	1,752	1,534
Total operating expenses – net	12,175	11,992	9,587
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	407	4	1
OPERATING INCOME	6,597	5,294	4,516
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,114)	(768)	(615)
Allowance for equity funds used during construction	155	105	132
Other – net	37	17	11
Total other deductions – net	(922)	(646)	(472)
INCOME BEFORE INCOME TAXES	5,675	4,648	4,044
INCOME TAXES	1,123	947	838
NET INCOME(a)	$4,552	$3,701	$3,206
______________________
(a)FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$57	$25
Customer receivables, net of allowances of $8 and $7, respectively	1,706	1,739
Other receivables	319	332
Materials, supplies and fuel inventory	1,339	1,159
Regulatory assets	1,431	2,155
Other	144	143
Total current assets	4,996	5,553
Other assets:
Electric utility plant and other property – net	70,608	64,693
Special use funds	6,050	5,221
Prepaid benefit costs	1,853	1,732
Regulatory assets	4,343	5,484
Goodwill	2,965	2,989
Other	654	887
Total other assets	86,473	81,006
TOTAL ASSETS	$91,469	$86,559
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$2,374	$1,709
Other short-term debt	255	200
Current portion of long-term debt	1,665	1,547
Accounts payable	977	1,377
Customer deposits	610	543
Accrued interest and taxes	661	362
Accrued construction-related expenditures	486	559
Regulatory liabilities	335	349
Other	713	1,197
Total current liabilities	8,076	7,843
Other liabilities and deferred credits:
Long-term debt	23,609	19,455
Asset retirement obligations	2,143	2,108
Deferred income taxes	8,542	8,376
Regulatory liabilities	9,893	9,458
Other	371	399
Total other liabilities and deferred credits	44,558	39,796
TOTAL LIABILITIES	52,634	47,639
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	23,470	23,561
Retained earnings	13,992	13,986
TOTAL EQUITY	38,835	38,920
TOTAL LIABILITIES AND EQUITY	$91,469	$86,559

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,552	$3,701	$3,206
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,789	2,695	2,266
Nuclear fuel and other amortization	158	177	174
Deferred income taxes	(161)	942	752
Cost recovery clauses and franchise fees	1,104	(1,465)	(599)
Gains on disposal of business/assets - net	(407)	(4)	(1)
Recoverable storm-related costs	(399)	(811)	(138)
Other – net	(27)	20	(156)
Changes in operating assets and liabilities:
Current assets	(200)	(534)	(49)
Noncurrent assets	(185)	(73)	(114)
Current liabilities	60	175	20
Noncurrent liabilities	12	71	(3)
Net cash provided by operating activities	8,296	4,894	5,358
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,302)	(9,067)	(7,411)
Nuclear fuel purchases	(98)	(118)	(159)
Proceeds from the sale of Florida City Gas business	924	—	—
Proceeds from sale or maturity of securities in special use funds	3,730	2,437	3,308
Purchases of securities in special use funds	(3,754)	(2,607)	(3,394)
Other – net	(15)	(3)	15
Net cash used in investing activities	(8,515)	(9,358)	(7,641)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	5,678	2,942	2,588
Retirements of long-term debt	(1,548)	(441)	(1,304)
Net change in commercial paper	665	327	(169)
Proceeds from other short-term debt	55	—	—
Capital contributions from NEE	—	3,625	1,700
Dividends to NEE	(4,545)	(2,000)	(540)
Other – net	(72)	(39)	(44)
Net cash provided by financing activities	233	4,414	2,231
Net increase (decrease) in cash, cash equivalents and restricted cash	14	(50)	(52)
Cash, cash equivalents and restricted cash at beginning of year	58	108	160
Cash, cash equivalents and restricted cash at end of year	$72	$58	$108
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,034	$707	$586
Cash paid (received) for income taxes – net	$981	$22	$(1)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$958	$1,024	$1,107

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2020	$1,373	$18,236	$9,619	$29,228
Net income	—	—	3,206
Capital contributions from NEE	—	1,700	—
Dividends to NEE	—	—	(540)
Balances, December 31, 2021	1,373	19,936	12,285	$33,594
Net income	—	—	3,701
Capital contributions from NEE	—	3,625	—
Dividends to NEE	—	—	(2,000)
Balances, December 31, 2022	1,373	23,561	13,986	$38,920
Net income	—	—	4,552
Dividends to NEE	—	—	(4,545)
Distribution of a subsidiary to NEE	—	(90)	—
Other	—	(1)	(1)
Balances, December 31, 2023	$1,373	$23,470	$13,992	$38,835

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation – The operations of NextEra Energy, Inc. (NEE) are conducted primarily through Florida Power & Light Company (FPL), a wholly owned subsidiary, and NextEra Energy Resources, LLC (NextEra Energy Resources) and NextEra Energy Transmission, LLC (NEET) (collectively, NEER), wholly owned indirect subsidiaries that are combined for segment reporting purposes. On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However during 2021, FPL continued to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power. Effective January 1, 2022, FPL became regulated as one electric ratemaking entity with new unified rates and tariffs (see Rate Regulation – Base Rates Effective January 2022 through December 2025 below).

FPL's principal business is a rate-regulated electric utility which supplies electric service to approximately 5.9 million customer accounts throughout most of the east and lower west coasts of Florida and eight counties throughout northwest Florida. NEER invests in independent power projects through both controlled and consolidated entities and noncontrolling ownership interests in joint ventures. NEER participates in natural gas, natural gas liquids and oil production primarily through operating and non-operating ownership interests and in pipeline infrastructure through either wholly owned subsidiaries or noncontrolling or joint venture interests. NEER also invests in rate-regulated transmission facilities and transmission lines that connect its electric generation facilities to the electric grid through controlled and consolidated entities.

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

Operating Revenues – FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers as further discussed in Note 2, as well as, at NEER, derivative and lease transactions. FPL's operating revenues include amounts resulting from base rates, cost recovery clauses (see Rate Regulation below), franchise fees, gross receipts taxes and surcharges related to storms (see Storm Funds, Storm Reserves and Storm Cost Recovery below). Franchise fees and gross receipts taxes are imposed on FPL; however, the Florida Public Service Commission (FPSC) allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise fee for those customers located in the jurisdiction that imposes the amount. Accordingly, FPL's franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $1,139 million, $1,035 million and $852 million in 2023, 2022 and 2021, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets. Certain NEER commodity contracts for the purchase and sale of power that meet the definition of a derivative are recorded at fair value with subsequent changes in fair value recognized as revenue. See Energy Trading below and Note 3.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's and FPL's regulatory assets and liabilities are as follows:

	NEE		FPL
	December 31,		December 31,
	2023	2022	2023	2022
	(millions)
Regulatory assets:
Current:
Early retirement of generation facilities and transmission assets(a)	$160	$145	$160	$145
Deferred clause and franchise expenses(b)	1,014	919	1,014	919
Storm restoration costs(c)	35	911	35	911
Other	251	190	222	180
Total	$1,460	$2,165	$1,431	$2,155
Noncurrent:
Early retirement of generation facilities and transmission assets(a)	$2,166	$2,026	$2,166	$2,026
Deferred clause expenses(b)	6	1,227	6	1,227
Storm restoration costs(c)	—	326	—	326
Accrued asset removal costs(d)	1,021	532	1,021	532
Other	1,608	1,881	1,150	1,373
Total	$4,801	$5,992	$4,343	$5,484
Regulatory liabilities:
Current:
Deferred clause revenues	$330	$339	$330	$339
Other	10	11	5	10
Total	$340	$350	$335	$349
Noncurrent:
Asset retirement obligation regulatory expense difference	$4,066	$3,323	$4,066	$3,323
Accrued asset removal costs(d)	701	658	660	623
Deferred taxes	3,890	4,233	3,786	4,129
Other	1,392	1,412	1,381	1,383
Total	$10,049	$9,626	$9,893	$9,458
______________________
(a)The majority of these regulatory assets are being amortized over 20 years.
(b)The majority of these regulatory assets are being amortized over a 21-month period that began April 2023.
(c)The majority of these regulatory assets are being amortized over a 12-month period that began April 2023. See Storm Funds, Storm Reserves and Storm Cost Recovery below.
(d)See Electric Plant, Depreciation and Amortization below.

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
•FPL is authorized to expand SolarTogether®, a voluntary community solar program that gives FPL electric customers an opportunity to participate directly in the expansion of solar energy where participants pay a fixed monthly subscription charge and receive credits on their related monthly customer bill, by constructing an additional 1,788 MW of solar generation from 2022 through 2025, such that the total capacity of SolarTogether® would be 3,278 MW.
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

On September 28, 2023, the Florida Supreme Court ruled on the appeal of the FPSC’s final order regarding FPL’s 2021 rate agreement by Floridians Against Increased Rates, Inc. and, as a group, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida. The ruling remands the FPSC's order back to the FPSC. While management is unable to predict with certainty the eventual outcome, FPL believes the FPSC's subsequent order will maintain its determination that the 2021 rate agreement is in the public interest and should remain intact.

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

Electric Plant, Depreciation and Amortization – The cost of additions to units of property of FPL and NEER is added to electric plant in service and other property. In accordance with regulatory accounting, the cost of FPL's and NEER's rate-regulated transmission businesses' units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. The American Recovery and Reinvestment Act of 2009, as amended, provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property). Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. At December 31, 2023 and 2022, convertible ITCs, net of amortization, were approximately $633 million ($106 million at FPL) and $693 million ($111 million at FPL).

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

NEER's electric plant in service and other property less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives. NEER reviews the estimated useful lives of its fixed assets on an ongoing basis. NEER's oil and gas production assets are accounted for under the successful efforts method. Depletion expenses for the acquisition of reserve rights and development costs are recognized using the unit of production method. Depreciation of NEER’s rate-regulated transmission assets are provided on a straight-line basis, primarily over their average remaining useful life. NEER includes in depreciation expense a provision for dismantlement, interim asset removal costs and accretion related to asset retirement obligations. For substantially all of NEER’s rate-regulated transmission assets, depreciation studies are performed periodically and filed with FERC which result in updated depreciation rates.

Nuclear Fuel – FPL and NEER have several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel. See Note 15 – Contracts. FPL's and NEER's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity – Allowance for funds used during construction (AFUDC) is a noncash item which represents the allowed cost of capital, including an ROE, used to finance construction projects. FPL records the portion of AFUDC attributable to borrowed funds as a reduction of interest expense and the remainder as other income. FPSC rules limit the recording of AFUDC to projects that have an estimated cost in excess of 0.4% of a utility's plant in service balance and require more than one year to complete. FPSC rules allow construction projects below the applicable threshold as a component of rate base.

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

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of the related asset or sale of development rights. At December 31, 2023 and 2022, NEER's capitalized development costs totaled approximately $1.5 billion and $1.0 billion, respectively, which are included in noncurrent other assets on NEE's consolidated balance sheets. These costs include land rights and other third-party costs directly associated with the development of a new project. Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost. Capitalized development costs are charged to O&M expenses when it is probable that these costs will not be realized.

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

Nuclear decommissioning studies are performed at least every five years and are filed with the FPSC for approval. FPL filed updated nuclear decommissioning studies with the FPSC in December 2020. These studies reflect, among other things, the expiration dates of the operating licenses for FPL's nuclear units at the time of the studies. The 2020 studies provide for the dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2052 and 2053, respectively, however, in 2022, the U.S. Nuclear Regulatory Commission (NRC) amended Turkey Point Units Nos. 3 and 4 license renewals by removing the 20 additional years of operation reflected in the studies. FPL filed a site-specific environmental impact statement with the NRC related to the previously approved 20-year renewal application for both Turkey Point operating licenses. Approval of the additional 20 years of operations is pending. The studies filed in 2020 also provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the dismantlement of St. Lucie Unit No. 2 in 2043. These studies also assume that FPL will be storing spent fuel on site pending removal to a United States (U.S.) government facility. FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, is estimated to be approximately $9.4 billion, or $2.5 billion expressed in 2023 dollars. The ultimate costs of decommissioning reflect the applications submitted to the NRC for the extension of Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2 licenses for an additional 20 years.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily carried at fair value. See Note 4. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses and estimated credit losses on debt securities, are not recognized in income and are reflected as a corresponding offset in the related regulatory asset or liability accounts. FPL does not currently make contributions to the decommissioning funds, other than the reinvestment of fund earnings. During 2023, 2022 and 2021 fund earnings on decommissioning funds were approximately $144 million, $58 million and $173 million, respectively. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

Other generation plant dismantlement studies are performed periodically and are submitted to the FPSC for approval. Previously approved studies were effective from January 1, 2017 through December 2021 and resulted in an annual expense of $26 million which is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income. As part of the 2021 rate agreement, the FPSC approved a new annual expense of $48 million based on FPL's updated dismantlement studies which became effective January 1, 2022. At December 31, 2023, FPL's portion of the ultimate cost to dismantle its other generation units is approximately $2.4 billion, or $1.2 billion expressed in 2023 dollars.

NEER's AROs primarily include nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) and dismantlement liabilities for its wind and solar facilities. The liabilities are being accreted using the interest method through the date decommissioning or dismantlement activities are expected to be complete. See Note 11. At December 31, 2023 and 2022, NEER's ARO was approximately $1.3 billion and $1.2 billion, respectively, and was primarily determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning or dismantlement. NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.8 billion, or $2.2 billion expressed in 2023 dollars. The ultimate cost to dismantle NEER's wind and solar facilities is estimated to be approximately $3.1 billion.

Seabrook files a comprehensive nuclear decommissioning study with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) every four years; the most recent study was filed in 2023. Seabrook's decommissioning funding plan is also subject to annual review by the NDFC. Currently, there are no ongoing decommissioning funding requirements for Seabrook, Duane Arnold and Point Beach, however, the NRC, and in the case of Seabrook, the NDFC, has the authority to require additional funding in the future. NEER's portion of Seabrook's, Duane Arnold's and Point Beach's restricted funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily carried at fair value. See Note 4. Market adjustments for debt securities result in a corresponding adjustment to other comprehensive income (OCI), except for estimated credit losses and unrealized losses on debt securities intended or

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required to be sold prior to recovery of the amortized cost basis, which are recognized in other – net in NEE's consolidated statements of income. Market adjustments for equity securities are recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's consolidated statements of income. Fund earnings, consisting of dividends, interest and realized gains and losses are recognized in income and are reinvested in the funds. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

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

NEER uses the deferral method to account for certain planned major maintenance costs. NEER's major maintenance costs for its nuclear generation units, combustion turbines and battery storage are capitalized (included in noncurrent other assets on NEE's consolidated balance sheets) and amortized to O&M expense using the straight-line method over the period from the end of the current outage to the next planned outage where the respective work scope is performed.

Cash Equivalents – Cash equivalents consist of short-term, highly liquid investments with original maturities of generally three months or less.

Restricted Cash – At December 31, 2023 and 2022, NEE had approximately $730 million ($15 million for FPL) and $1,840 million ($33 million for FPL), respectively, of restricted cash, which is included in current other assets on NEE's and FPL's consolidated balance sheets. Restricted cash is primarily related to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $194 million is netted against derivative assets and $815 million is netted against derivative liabilities at December 31, 2023 and $7 million is netted against derivative assets and $1,541 million is netted against derivative liabilities at December 31, 2022. See Note 3.

Measurement of Credit Losses on Financial Instruments – NEE and FPL follow the current expected credit loss (CECL) model to account for credit losses for certain financial assets measured at amortized cost.

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

For the years ended December 31, 2023, 2022 and 2021, NEE recorded approximately $77 million, $113 million and $146 million of bad debt expense, including credit losses, respectively, which are included in O&M expenses in NEE’s consolidated statements of income. The amounts recorded in 2021 primarily relate to credit losses at NEER driven by the operational and energy market impacts of severe prolonged winter weather in Texas in February 2021 (February 2021 weather event). The estimate for credit losses related to the impacts of the February 2021 weather event was developed based on NEE’s assessment of the ultimate collectability of these receivables.

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

Storm Funds, Storm Reserves and Storm Cost Recovery – The storm funds provide coverage toward FPL's storm damage costs. Marketable securities held in the storm funds are carried at fair value. See Note 4. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses, are not recognized in income and are reflected as a corresponding adjustment to the storm reserve. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes. The storm funds are included in special use funds and the storm reserves in noncurrent regulatory liabilities or, in the case of a deficit, in regulatory assets on NEE's and FPL's consolidated balance sheets.

During 2023, the FPSC approved FPL's request to begin recovering eligible storm costs of approximately $1.3 billion, primarily related to surcharges for Hurricanes Ian and Nicole which impacted FPL's service area in 2022. The amount is being collected through an interim surcharge that will apply for a 12-month period that began April 2023 and is subject to refund based on an FPSC prudence review. Recoverable storm costs are recorded as current and noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets. The unpaid portion of the storm restoration costs at December 31, 2022, of approximately $618 million, including estimated capital costs, is included in other current liabilities on NEE’s and FPL’s 2022 consolidated balance sheet.

Contract Assets – From time to time, NEER enters into agreements to build and sell renewable generation facilities and other assets to third parties. At December 31, 2023 and 2022, contract assets on NEE’s consolidated balance sheets primarily represent costs for such facilities and assets that are expected to be sold in less than 12 months.

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

Impairment of Equity Method Investments – NEE evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair value of the investment is less than the carrying value and the investment may be other than temporarily impaired (OTTI). An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Investments that are OTTI are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value. Impairment losses are recorded in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income. See Note 4 – Nonrecurring Fair Value Measurements.

Goodwill and Other Intangible Assets – NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2023	2022
	(years)	(millions)
Goodwill (by reporting unit):
FPL segment, primarily rate-regulated utilities		$2,965	$2,989
NEER segment:
Rate-regulated assets, primarily transmission		1,218	1,218
Gas infrastructure		487	487
Clean energy assets (see Note 6)		315	54
Customer supply		95	95
Corporate and Other		11	11
Total goodwill		$5,091	$4,854
Other intangible assets not subject to amortization, primarily land easements		$136	$136
Other intangible assets subject to amortization:
Purchased power agreements (see Note 6)	10	$988	$549
Biogas rights agreements (see Note 6)	30	531	—
Other, primarily transportation contracts and customer lists	24	187	173
Total		1,706	722
Accumulated amortization		(150)	(99)
Total other intangible assets subject to amortization – net		$1,556	$623

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's, including FPL's, goodwill relates to various acquisitions which were accounted for using the acquisition method of accounting. Other intangible assets are primarily included in noncurrent other assets on NEE's consolidated balance sheets. NEE's other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives. Amortization of the other intangible assets was approximately $58 million, $18 million and $25 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is expected to be approximately $57 million, $51 million, $49 million, $47 million and $45 million for 2024, 2025, 2026, 2027 and 2028, respectively.

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

Structured Payables – Under NEE's structured payables program, subsidiaries of NEE issue negotiable drafts, backed by NEECH guarantees, to settle invoices with suppliers with payment terms (on average approximately 90 days) that extend the original invoice due date (typically 30 days) and include a service fee. At their discretion, the suppliers may assign the negotiable drafts and the rights under the NEECH guarantees to financial institutions. NEE and its subsidiaries are not party to any contractual agreements between their suppliers and the applicable financial institutions.

At December 31, 2023 and 2022, NEE's outstanding obligations under its structured payables program were approximately $4.7 billion and $3.7 billion, respectively, substantially all of which is included in accounts payable on NEE's consolidated balance sheets.

Income Taxes – Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities, and are presented as noncurrent on NEE's and FPL's consolidated balance sheets. In connection with the tax sharing agreement between NEE and certain of its subsidiaries, the income tax provision at each applicable subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the applicable subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at the corporate level. Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in deferred income taxes computed under accounting rules, as compared to regulatory accounting rules. The net regulatory liability totaled $3,195 million ($3,145 million for FPL) and $3,504 million ($3,449 million for FPL) at December 31, 2023 and 2022, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

Production tax credits (PTCs) are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets. NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service. FPL recognizes ITCs as a reduction to income tax expense over the depreciable life of the related energy property. At December 31, 2023 and 2022, FPL’s accumulated deferred ITCs were approximately $997 million and $1,031 million, respectively, and are included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. For taxable years beginning after 2022, renewable energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 - Income Taxes. Proceeds resulting from the sales of renewable energy tax credits, approximately $370 million

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in 2023, are reported in the cash paid (received) for income taxes – net within the supplemental disclosures of cash flow information on NEE’s consolidated statements of cash flows.

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that such assets will not be realized. NEE recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL. At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment. All tax positions taken by NEE in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold. NEE and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida, and certain foreign jurisdictions. Federal tax liabilities, with the exception of certain refund claims, are effectively settled for all years prior to 2019. State and foreign tax liabilities, which have varied statutes of limitations regarding additional assessments, are generally effectively settled for years prior to 2019. At December 31, 2023, NEE had unrecognized tax benefits of approximately $96 million that, if recognized, could impact the annual effective income tax rate. The amounts of unrecognized tax benefits and related interest accruals may change within the next 12 months; however, NEE and FPL do not expect these changes to have a significant impact on NEE’s or FPL’s financial statements. See Note 5.

Noncontrolling Interests – Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by NEE and are reported as a component of equity on NEE's consolidated balance sheets. At December 31, 2023, noncontrolling interests on NEE's consolidated balance sheets primarily reflects the interests related to differential membership interests discussed below, as well as other noncontrolling interests in certain wind and solar generation and transmission facilities sold to non-affiliated parties and NextEra Energy Partners, LP (NEP).

Certain subsidiaries of NextEra Energy Resources have sold Class B noncontrolling membership interests in entities that have ownership interests in wind generation, solar generation and battery storage facilities, with generating/storage capacity in operation or under construction totaling approximately 13,527 MW, 4,049 MW and 1,077 MW, respectively, at December 31, 2023, to third-party investors (differential membership interests). The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to NEE. NEE has the right to call the third-party interests at specified amounts if and when the flip date occurs. NEE has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each wind generation, solar generation and battery storage project but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interest reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the third-party investor, in hypothetical liquidation, would achieve its targeted return, NEE attributes the additional hypothetical proceeds to the differential membership interests based on the call price. A loss attributable to noncontrolling interests on NEE’s consolidated statements of income represents earnings attributable to NEE.

At December 31, 2023 and 2022, approximately $8,857 million and $7,610 million, respectively, of noncontrolling interests on NEE's consolidated balance sheets relates to differential membership interests. For the years ended December 31, 2023, 2022 and 2021, NEE recorded earnings of approximately $1,135 million, $987 million and $825 million, respectively, associated with differential membership interests, which is reflected as net loss attributable to noncontrolling interests on NEE's consolidated statements of income.

Redeemable Noncontrolling Interests – Certain subsidiaries of NextEra Energy Resources sold Class B noncontrolling membership interests in entities that have ownership interests in wind generation, as well as solar and solar plus battery storage facilities to third-party investors. As specified in the respective limited liability company agreements, if, subject to certain contingencies, certain events occur, including, among others, those that would delay completion or cancel any of the underlying projects, an investor has the option to require NEER to return all or part of its investment. As these potential redemptions were outside of NEER’s control, these balances were classified as redeemable noncontrolling interests on NEE's consolidated balance sheets as of December 31, 2023 and 2022. During 2023, the contingencies associated with the December 31, 2022 balance were resolved and reclassified to noncontrolling interests. The contingencies associated with the December 31, 2023 balance are expected to be resolved in 2024.

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

Leases – NEE and FPL determine if an arrangement is a lease at inception. NEE and FPL recognize a right-of-use (ROU) asset and a lease liability for operating and finance leases by recognizing and measuring leases at the commencement date based on the present value of lease payments over the lease term. For sales-type leases, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on fixed payments under the contract and the residual value of the asset being leased. NEE and FPL have elected not to apply the recognition requirements to short-term leases and not to separate nonlease components from associated lease components for all classes of underlying assets except for purchased power agreements. ROU assets are included in noncurrent other assets, lease liabilities are included in current and noncurrent other liabilities and net investments in sales-type leases are included in current and noncurrent other assets on NEE’s and FPL's consolidated balance sheets. Operating lease expense is included in O&M or fuel, purchased power and interchange expenses, interest and amortization expenses associated with finance leases are included in interest expense and depreciation and amortization expense, respectively, and rental income associated with operating leases and interest income associated with sales-type leases are included in operating revenues in NEE’s and FPL’s consolidated statements of income. See Note 10.

Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests – In November 2023, FPL sold its ownership interests in its Florida City Gas business for cash proceeds of approximately $924 million. In connection with the sale, a gain of approximately $406 million ($306 million after tax at NEE and $300 million after tax at FPL) was recorded in NEE's and FPL's consolidated statements of income for the year ended December 31, 2023 and is included in gains on disposal of businesses/assets - net.

In June 2023, subsidiaries of NextEra Energy Resources sold to a NEP subsidiary their 100% ownership interests in five wind generation facilities and three solar generation facilities located in geographically diverse locations throughout the U.S. with a total generating capacity of 688 MW for cash proceeds of approximately $566 million, plus working capital of $32 million. A NextEra Energy Resources affiliate will continue to operate the facilities included in the sale.

In December 2022, subsidiaries of NextEra Energy Resources sold (i) a 49% controlling ownership interest in three wind generation facilities and one solar plus battery facility located in geographically diverse locations throughout the U.S. with a total generating capacity of 1,437 MW and 65 MW of battery storage capacity, two of which facilities were under construction, and (ii) their 100% ownership interest in three wind generation facilities located in the Midwest region of the U.S. with a total generating capacity of 347 MW to a NEP subsidiary for cash proceeds of approximately $805 million, plus working capital and other adjustments of $8 million. NEER continued to consolidate one of the projects under construction for accounting purposes through March 2023 and the second project under construction through July 2023. A NextEra Energy Resources affiliate will continue to operate the facilities included in the sale. In connection with the sale, a gain of approximately $301 million ($230 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2022 and is included in the gains on disposal of businesses/assets – net. In connection with the two facilities that were under construction, approximately $251 million of cash received was recorded as contract liabilities, which is included in current other liabilities on NEE's consolidated balance sheet at December 31, 2022. The contract liabilities related to sale proceeds from NEP of approximately $150 million and differential membership interests of approximately $101 million. In 2023, the two facilities achieved commercial operations and approximately $251 million of contract liabilities were reversed and the sale of those facilities was recognized for accounting purposes. In addition, NextEra Energy Resources was responsible to pay for all construction costs related to the portfolio. At December 31, 2023 and December 31, 2022, approximately $68 million and $810 million, respectively, are included in accounts payable on NEE's consolidated balance sheets and represent amounts owed by NextEra Energy Resources to NEP to reimburse NEP for construction costs.

In 2022, subsidiaries of NextEra Energy Resources sold to a NEP subsidiary a 67% controlling ownership interest in a battery storage facility in California with storage capacity of 230 MW, for cash proceeds of approximately $191 million, plus working capital and other adjustments of $2 million. A NextEra Energy Resources affiliate will continue to operate the facility included in the sale. In connection with the sale, a gain of approximately $87 million ($66 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2022 and is included in gains on disposal of businesses/assets – net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2021, subsidiaries of NextEra Energy Resources sold their 100% ownership interest, comprised of a 50% controlling ownership interest to a NEP subsidiary and a 50% noncontrolling ownership interest to a third party, in a portfolio of seven wind generation facilities and six solar generation facilities in geographically diverse locations throughout the U.S. representing a total generating capacity of 2,520 MW and 115 MW of battery storage capacity, three of which facilities were under construction. Total cash proceeds for these two separate transactions totaled approximately $1.7 billion. NEER continued to consolidate the three projects under construction for accounting purposes through the first quarter of 2022. A NextEra Energy Resources affiliate will continue to operate the facilities included in the sales. In connection with the sales, a loss of approximately $53 million ($33 million after tax) was recorded in NEE’s consolidated statements of income for the year ended December 31, 2021 and is included in gains on disposal of businesses/assets – net. In connection with the three facilities that were under construction, approximately $668 million of cash received was recorded as contract liabilities on NEE’s consolidated balance. The contract liabilities related to sale proceeds from NEP and the third party of approximately $349 million and differential membership interests of approximately $319 million, of which $117 million was contingent on the enactment of a solar PTC by a specified date in 2022. In 2022, the three facilities achieved commercial operations and approximately $551 million of contract liabilities were reversed and the sale of those facilities was recognized for accounting purposes. In addition, the IRA was enacted establishing a solar PTC which resolved the outstanding contingencies and $117 million of contract liabilities were reversed and a gain was recorded in NEE's consolidated statements of income for the year ended December 31, 2022 which is included in gains on disposal of businesses/assets – net.

In 2021, subsidiaries of NextEra Energy Resources sold to a NEP subsidiary their 100% ownership interests in three wind generation facilities and one solar generation facility located in the West and Midwest regions of the U.S. with a total generating capacity of 467 MW and 33.3% of the noncontrolling ownership interests in four solar generation facilities and multiple distributed generation solar facilities located in geographically diverse locations throughout the U.S. representing a total net ownership interest in plant capacity (net generating capacity) of 122 MW for cash proceeds of approximately $563 million, plus working capital and other adjustments of $22 million. A NextEra Energy Resources affiliate will continue to operate the facilities included in the sale. In connection with the sale, a gain of approximately $94 million ($69 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2021, which is included in gains on disposal of businesses/assets – net, and noncontrolling interests of approximately $125 million and additional paid-in capital of approximately $60 million ($43 million after tax) were recorded on NEE's consolidated balance sheet.
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

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 3) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. In 2023, 2022 and 2021, NEE’s revenue from contracts with customers was approximately $24.8 billion ($18.2 billion at FPL), $23.0 billion ($17.2 billion at FPL) and $18.8 billion ($14.1 billion at FPL), respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar. During 2021, NEER did not recognize approximately $180 million of revenue related to reimbursable expenses from a counterparty that were deemed not probable of collection. These reimbursable expenses arose from the impacts of the February 2021 weather event. These determinations were made based on assessments of the counterparty's creditworthiness and NEER's ability to collect.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s 2023 operating revenues, the majority of which are to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At December 31, 2023 and 2022, FPL's unbilled revenues amounted to approximately $633 million and $661 million, respectively, and are included in customer receivables on NEE’s and FPL’s consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of December 31, 2023, FPL expects to record approximately $380 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2024 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2036, certain power purchase agreements with maturity dates through 2034 and capacity sales associated with natural gas transportation through 2062. At December 31, 2023, NEER expects to record approximately $1.2 billion of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's consolidated statements of income. At December 31, 2023, NEE's AOCI included immaterial amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements of Derivative Instruments – The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or other pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. NEE and FPL use different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or similar assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis. NEE's and FPL's assessment of the significance of any particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels. Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value.

NEE and FPL measure the fair value of commodity contracts using a combination of market and income approaches utilizing prices observed on commodities exchanges and in the non-exchange traded markets, or through the use of industry-standard valuation techniques, such as option modeling or discounted cash flows techniques, incorporating both observable and unobservable valuation inputs. The resulting measurements are the best estimate of fair value as represented by the transfer of the asset or liability through an orderly transaction in the marketplace at the measurement date.

Exchange-traded derivative assets and liabilities are valued using observable settlement prices from the exchanges and are classified as Level 1 or Level 2, depending on whether positions are in active or inactive markets.

NEE, through its subsidiaries, including FPL, also enters into non-exchange traded commodity derivatives. The majority of the valuation inputs are observable using exchange-quoted prices.

NEE, through NEER, also enters into full requirements contracts, which, in most cases, meet the definition of derivatives and are measured at fair value. These contracts typically have one or more inputs that are not observable and are significant to the valuation of the contract. In addition, certain non-exchange traded derivative options at NEE have one or more significant inputs that are not observable, and are valued using industry-standard option models.

In all cases where NEE and FPL use significant unobservable inputs for the valuation of a commodity contract, consideration is given to the assumptions that market participants would use in valuing the asset or liability. The primary input to the valuation models for commodity contracts is the forward commodity curve for the respective instruments. Other inputs include, but are not limited to, assumptions about market liquidity, volatility, correlation and contract duration as more fully described below in Significant Unobservable Inputs Used in Recurring Fair Value Measurements. In instances where the reference markets are deemed to be inactive or do not have transactions for a similar contract, the derivative assets and liabilities may be valued using significant other observable inputs and potentially significant unobservable inputs. In such instances, the valuation for these contracts is established using techniques including extrapolation from or interpolation between actively traded contracts, or estimated basis adjustments from liquid trading points. NEE and FPL regularly evaluate and validate the inputs used to determine fair value by a number of methods, consisting of various market price verification procedures, including the use of pricing services and broker quotes to support the market price of the various commodities. Where there are assumptions and models used to generate inputs for valuing derivative assets and liabilities, the review and verification of the assumptions and models are undertaken by individuals in an independent control function.

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

The tables below present NEE's and FPL's gross derivative positions at December 31, 2023 and 2022, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$2,640	$4,741	$1,925	$(6,171)	$3,135
Interest rate contracts	$—	$304	$—	$81	385
Foreign currency contracts	$—	$—	$—	$—	—
Total derivative assets					$3,520

FPL – commodity contracts	$—	$1	$29	$(3)	$27

Liabilities:
NEE:
Commodity contracts	$3,796	$4,664	$974	$(6,531)	$2,903
Interest rate contracts	$—	$553	$—	$81	634
Foreign currency contracts	$—	$49	$—	$—	49
Total derivative liabilities					$3,586

FPL – commodity contracts	$—	$13	$5	$(3)	$15

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$1,730
Noncurrent derivative assets(c)					1,790
Total derivative assets					$3,520
Current derivative liabilities(d)					$845
Noncurrent derivative liabilities					2,741
Total derivative liabilities					$3,586

Net fair value by FPL balance sheet line item:
Current other assets					$13
Noncurrent other assets					14
Total derivative assets					$27
Current other liabilities					$9
Noncurrent other liabilities					6
Total derivative liabilities					$15
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
(b)Reflects the netting of approximately $148 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $307 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $815 million in margin cash collateral paid to counterparties.

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
(e)Reflects the netting of approximately $1,213 million in margin cash collateral paid to counterparties

At December 31, 2023 and 2022, NEE had approximately $78 million ($3 million at FPL) and $106 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's consolidated balance sheets. Additionally, at December 31, 2023 and 2022, NEE had approximately $73 million (none at FPL) and $268 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at December 31, 2023 are as follows:

Transaction Type	Fair Value at December 31, 2023		Valuation Technique(s)	Significant Unobservable Inputs	Range			Weighted-average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$500	$470	Discounted cash flow	Forward price (per MWh(b))	$(3)	—	$210	$49
Forward contracts – gas	377	77	Discounted cash flow	Forward price (per MMBtu(c))	$1	—	$13	$3
Forward contracts – congestion	63	56	Discounted cash flow	Forward price (per MWh(b))	$(30)	—	$32	$—
Options – power	48	5	Option models	Implied correlations	50%	—	61%	57%
				Implied volatilities	33%	—	310%	119%
Options – primarily gas	100	97	Option models	Implied correlations	50%	—	61%	57%
				Implied volatilities	20%	—	233%	50%
Full requirements and unit contingent contracts	674	146	Discounted cash flow	Forward price (per MWh(b))	$(2)	—	$340	$67
				Customer migration rate(d)	—%	—	66%	4%
Forward contracts – other	163	123
Total	$1,925	$974
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2023		2022		2021
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$(854)	$9	$170	$8	$1,374	$(1)
Realized and unrealized gains (losses):
Included in operating revenues	2,792	—	(2,343)	—	(1,488)	—
Included in regulatory assets and liabilities	23	23	158	158	8	8
Purchases	412	—	542	—	243	—
Settlements	(1,521)	(11)	992	(157)	259	1
Issuances	(139)	—	(362)	—	(196)	—
Transfers in(a)	(129)	1	(4)	—	2	—
Transfers out(a)	367	2	(7)	—	(32)	—
Fair value of net derivatives based on significant unobservable inputs at December 31	$951	$24	$(854)	$9	$170	$8
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$1,482	$—	$(1,162)	$—	$(924)	$—
______________________
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's consolidated statements of income as follows:

	Years Ended December 31,
	2023	2022	2021
	(millions)
Commodity contracts(a) – operating revenues (including $2,502 unrealized gains, $2,346 unrealized losses and $2,235 unrealized losses, respectively)	$2,513	$(3,297)	$(2,710)
Foreign currency contracts – interest expense (including $81 unrealized gains, $53 unrealized losses and $89 unrealized losses, respectively)	(62)	(61)	(89)
Interest rate contracts – interest expense (including $634 unrealized losses, $1,021 unrealized gains and $319 unrealized gains, respectively)	(226)	1,221	264
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(1)	(5)	(7)
Foreign currency contracts	(2)	(3)	(3)
Total	$2,222	$(2,145)	$(2,545)
______________________
(a)For the years ended December 31, 2023, 2022 and 2021, FPL recorded gains of approximately $5 million, $211 million and $7 million, respectively, related to commodity contracts as regulatory liabilities on its consolidated balance sheets.

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

	December 31, 2023				December 31, 2022
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(167)	MWh	—		(104)	MWh	—
Natural gas	(1,452)	MMBtu	717	MMBtu	(1,307)	MMBtu	258	MMBtu
Oil	(42)	barrels	—		(38)	barrels	—

At December 31, 2023 and 2022, NEE had interest rate contracts with a net notional amount of approximately $25.6 billion and $19.7 billion, respectively, and foreign currency contracts with a notional amount of approximately $0.5 billion and $1.0 billion,

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. In January 2024, NEECH reduced the net notional amount of its interest rate contracts by $4.0 billion as a result of the issuance of fixed-rate debentures at NEECH (see Note 13).

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At December 31, 2023 and 2022, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4.7 billion ($14 million for FPL) and $7.4 billion ($15 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $510 million (none at FPL) and $1,625 million (none at FPL) at December 31, 2023 and 2022, respectively. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.4 billion ($15 million at FPL) and $5.2 billion ($20 million at FPL) at December 31, 2023 and 2022, respectively. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.7 billion ($50 million at FPL) and $1.1 billion ($185 million at FPL) at December 31, 2023 and 2022, respectively.

Collateral related to derivatives, including amounts posted for margin, current exposures and future performance with exchanges and independent system operators, may be posted in the form of cash or credit support in the normal course of business. At December 31, 2023 and 2022, applicable NEE subsidiaries have posted approximately $691 million (none at FPL) and $1,813 million (none at FPL), respectively, in cash and $1,595 million (none at FPL) and $2,806 million (none at FPL), respectively, in the form of letters of credit and surety bonds each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $538 million and $485 million at December 31, 2023 and 2022, respectively, and are included in noncurrent other assets on NEE's consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$1,972	$—		$—	$1,972
FPL – equity securities	$12	$—		$—	$12
Special use funds:(b)
NEE:
Equity securities	$2,349	$2,742	(c)	$199	$5,290
U.S. Government and municipal bonds	$700	$57		$—	$757
Corporate debt securities	$3	$620		$—	$623
Asset-backed securities	$—	$822		$—	$822
Other debt securities	$6	$14		$—	$20
FPL:
Equity securities	$863	$2,474	(c)	$199	$3,536
U.S. Government and municipal bonds	$556	$27		$—	$583
Corporate debt securities	$3	$455		$—	$458
Asset-backed securities	$—	$606		$—	$606
Other debt securities	$5	$6		$—	$11
Other investments:(d)
NEE:
Equity securities	$50	$—		$—	$50
U.S. Government and municipal bonds	$288	$3		$—	$291
Corporate debt securities	$—	$408		$115	$523
Other debt securities	$—	$196		$15	$211
FPL:
Equity securities	$9	$—		$—	$9
______________________
(a)Includes restricted cash equivalents of approximately $34 million ($11 million for FPL) in current other assets on the consolidated balance sheets.
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

Contingent Consideration – NEER had approximately $126 million and $203 million of contingent consideration liabilities at December 31, 2023 and 2022, respectively, which are included in noncurrent other liabilities on NEE's consolidated balance sheets. The liabilities relate to contingent consideration for the completion of capital expenditures for future development projects in connection with the acquisition of GridLiance Holdco, LP and GridLiance GP, LLC (GridLiance) (see Note 6 – GridLiance). The decrease in contingent consideration liabilities is primarily due to a revised assessment of the likelihood of future payments expected under the purchase and sale agreement governing the acquisition of GridLiance. NEECH guarantees the contingent consideration obligations under the GridLiance acquisition agreements. Significant inputs and assumptions used in the fair value measurement of the contingent consideration, some of which are Level 3 and require judgement, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2023			December 31, 2022
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$1,186	$1,187		$998	$999
Other receivables, net of allowances(b)	$777	$777		$246	$246
Long-term debt, including current portion	$68,306	$64,103	(c)	$61,889	$57,892	(c)
FPL:
Special use funds(a)	$856	$856		$744	$744
Long-term debt, including current portion	$25,274	$23,430	(c)	$21,002	$19,364	(c)
______________________
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Approximately $567 million and $25 million is included in current other assets and $210 million and $221 million is included in noncurrent other assets on NEE's consolidated balance sheets at December 31, 2023 and 2022, respectively (primarily Level 3).
(c)At December 31, 2023 and 2022, substantially all is Level 2 for NEE and FPL.

Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $8,697 million ($6,049 million for FPL) and $7,495 million ($5,220 million for FPL) at December 31, 2023 and 2022, respectively, and FPL's storm fund assets of $1 million and $1 million at December 31, 2023 and 2022, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $3,329 million ($1,693 million for FPL) and $2,858 million ($1,873 million for FPL) at December 31, 2023 and 2022, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2023 of approximately nine years at both NEE and FPL. Other investments primarily consist of debt securities with a weighted-average maturity at December 31, 2023 of approximately six years. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains (losses) recognized on equity securities held at December 31, 2023, 2022 and 2021 are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2023	2022	2021	2023	2022	2021
	(millions)
Unrealized gains (losses)	$881	$(1,028)	$981	$598	$(677)	$652
Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2023	2022	2021	2023	2022	2021
	(millions)
Realized gains	$40	$30	$78	$35	$24	$59
Realized losses	$169	$141	$73	$147	$111	$57
Proceeds from sale or maturity of securities	$2,380	$2,207	$1,831	$1,921	$1,371	$1,330

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	December 31,		December 31,
	2023	2022	2023	2022
		(millions)
Unrealized gains	$41	$4	$31	$3
Unrealized losses(a)	$134	$285	$71	$193
Fair value	$1,862	$2,315	$872	$1,466
______________________
(a)Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at December 31, 2023 and 2022 were not material to NEE or FPL.

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

Nonrecurring Fair Value Measurements – NEE tests its equity method investments for impairment whenever events or changes in circumstances indicate that the fair value of the investment is less than the carrying value. Indicators of impairment may include, among other things, an observable market price below NEE’s carrying value. Investments that are OTTI are written down to their estimated fair value on the reporting date and an impairment loss is recognized.

NextEra Energy Resources owns a noncontrolling interest in NEP, primarily through its limited partner interest in NextEra Energy Operating Partners, LP (NEP OpCo), and accounts for this ownership interest as an equity method investment. During the preparation of NEE’s September 30, 2023 financial statements, it was determined that NextEra Energy Resources’ investment in NEP was OTTI as a result of a significant decline in trading price of NEP's common units during the final three trading days of the third quarter of 2023 following the announcement of a decrease in NEP’s distribution growth rate expectations. The impairment reflected NEE’s fair value analysis using the market approach and the observable trading price of NEP’s common units at September 30, 2023 of $29.70. When making the OTTI determination, NEE considered, among other things, the extent to which the publicly traded unit price was less than cost. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $4.2 billion was written down to its estimated fair value of approximately $3.0 billion, resulting in an impairment charge of $1.2 billion ($0.9 billion after tax), which is recorded in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income for the year ended December 31, 2023.

During the first quarter of 2022, NextEra Energy Resources recorded an impairment charge of approximately $0.8 billion ($0.6 billion after tax) related to an investment in Mountain Valley Pipeline, LLC (Mountain Valley Pipeline), which is reflected in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income for the year ended December 31, 2022. The impairment reflected NextEra Energy Resources’ fair value analysis based on the market approach and considered legal and regulatory challenges to the completion of construction and the resulting economic outlook for the pipeline. This impairment charge resulted in the complete write off of NextEra Energy Resources’ equity method investment carrying amount as of March 31, 2022 of approximately $0.6 billion, as well as the recording of a liability of approximately $0.2 billion which reflected NextEra Energy Resources’ share of estimated future dismantlement costs.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2023	2022	2021	2023	2022	2021
	(millions)
Federal:
Current	$507	$11	$(26)	$990	$3	$85
Deferred	368	497	311	(179)	684	545
Total federal	875	508	285	811	687	630
State:
Current	161	41	(62)	294	2	1
Deferred	(30)	37	125	18	258	207
Total state	131	78	63	312	260	208
Total income taxes	$1,006	$586	$348	$1,123	$947	$838

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	1.4	1.6	1.6	4.3	4.4	4.1
Taxes attributable to noncontrolling interests	3.0	4.9	5.0	—	—	—
Renewable energy tax credits	(8.3)	(6.8)	(11.3)	(2.0)	(1.1)	(0.7)
Amortization of deferred regulatory credit	(2.5)	(4.8)	(4.4)	(3.2)	(4.0)	(3.5)
Other – net	(0.8)	(0.6)	(0.9)	(0.3)	0.1	(0.2)
Effective income tax rate	13.8%	15.3%	11.0%	19.8%	20.4%	20.7%

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2023	2022	2023	2022
	(millions)
Deferred tax liabilities:
Property-related	$10,910	$10,144	$8,563	$8,177
Pension	609	552	470	439
Investments in partnerships and joint ventures	2,459	3,144	3	3
Other	2,126	2,666	1,431	1,914
Total deferred tax liabilities	16,104	16,506	10,467	10,533
Deferred tax assets and valuation allowance:
Decommissioning reserves	314	306	314	306
Net operating loss carryforwards	262	346	2	19
Tax credit carryforwards	3,674	4,905	—	123
ARO and accrued asset removal costs	227	199	111	107
Regulatory liabilities	1,237	1,332	1,212	1,308
Other	714	822	288	295
Valuation allowance(a)	(240)	(257)	—	—
Net deferred tax assets	6,188	7,653	1,927	2,158
Net deferred income taxes	$9,916	$8,853	$8,540	$8,375
______________________
(a)Reflects valuation allowances related to deferred state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2023	2022	2023	2022
		(millions)
Noncurrent other assets	$226	$219	$2	$1
Deferred income taxes – noncurrent liabilities	(10,142)	(9,072)	(8,542)	(8,376)
Net deferred income taxes	$(9,916)	$(8,853)	$(8,540)	$(8,375)

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2023 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$1		Indefinite
State	239	(a)	2024 – 2043
Foreign	22	(b)	2028 – 2043
Net operating loss carryforwards	$262
Tax credit carryforwards:
Federal	$3,324		2030 – 2045
State	346	(c)	2024 – 2044
Foreign	4		2034 – 2043
Tax credit carryforwards	$3,674
______________________
(a)Includes $106 million of net operating loss carryforwards with an indefinite expiration period.
(b)Includes $1 million of net operating loss carryforwards with an indefinite expiration period.
(c)Includes $193 million of renewable energy tax credit carryforwards with an indefinite expiration period.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Acquisitions

Merger of FPL and Gulf Power Company – On January 1, 2021, FPL and Gulf Power Company merged, with FPL as the surviving entity. However, during 2021, FPL continued to be regulated as two separate ratemaking entities in the former service areas of FPL and Gulf Power Company. Effective January 1, 2022, FPL became regulated as one electric ratemaking entity with new unified rates and tariffs. See Note 1 – Rate Regulation – Base Rates Effective January 2022 through December 2025. As a result of the merger, FPL acquired assets of approximately $6.7 billion, primarily relating to property, plant and equipment, net of approximately $4.9 billion and regulatory assets of $1.2 billion, and assumed liabilities of approximately $3.9 billion, including $1.8 billion of debt, primarily long-term debt, $729 million of deferred income taxes and $566 million of regulatory liabilities. Additionally, goodwill of approximately $2.7 billion and purchase accounting adjustments associated with the 2019 Gulf Power Company acquisition by NEE were transferred to FPL from Corporate and Other and, for impairment testing, the goodwill is included in the FPL reporting unit. The assets acquired and liabilities assumed by FPL were at carrying amounts as the merger was between entities under common control.

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

RNG Acquisition – On March 21, 2023, a wholly owned subsidiary of NextEra Energy Resources acquired a portfolio of renewable energy projects from the owners of Energy Power Partners Fund I, L.P. and North American Sustainable Energy Fund, L.P., as well as the related service provider (RNG Acquisition). The portfolio primarily consisted of 31 biogas projects, one of which is an operating renewable natural gas facility and the others of which are primarily operating landfill gas-to-electric facilities. The purchase price included approximately $1.1 billion in cash consideration and the assumption of approximately $34 million of debt, excluding post-closing adjustments.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. NEE acquired identifiable assets of approximately $1.3 billion, primarily relating to property, plant and equipment and intangible assets associated with biogas rights agreements and above-market purchased power agreements, and assumed liabilities of approximately $0.3 billion and noncontrolling interests of approximately $0.1 billion. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $0.3 billion of goodwill which has been recognized on NEE's consolidated balance sheet at December 31, 2023, of which approximately $0.2 billion is expected to be deductible for tax purposes. Goodwill associated with the RNG acquisition is reflected within NEER and, for impairment testing, is expected to be included in the clean energy assets reporting unit. The goodwill arising from the transaction represents expected benefits of synergies and expansion opportunities for NEE's clean energy businesses. The provisional valuation of the acquired net assets, including goodwill, is subject to change as additional information related to the estimates is obtained during the measurement period.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	NEE		FPL
	2023	2022	2023	2022
	(millions)
Electric plant in service and other property	$139,049	$124,963	$79,801	$74,353
Nuclear fuel	1,564	1,684	1,125	1,190
Construction work in progress	18,652	15,675	8,311	7,026
Property, plant and equipment, gross	159,265	142,322	89,237	82,569
Accumulated depreciation and amortization	(33,489)	(31,263)	(18,629)	(17,876)
Property, plant and equipment – net	$125,776	$111,059	$70,608	$64,693

FPL – At December 31, 2023, FPL's gross investment in electric plant in service and other property for the electric generation, transmission, distribution and general facilities of FPL represented approximately 43%, 14%, 36% and 7%, respectively; the respective amounts at December 31, 2022 were 44%, 14%, 35% and 7%. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The weighted annual composite depreciation and amortization rate for FPL's electric plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed in the following sentences, was approximately 3.4%, 3.6% and 3.8% for 2023, 2022 and 2021, respectively. In accordance with the 2021 rate agreement (see Note 1 – Rate Regulation – Base Rates Effective January 2022 through December 2025), FPL recorded reserve amortization of approximately $227 million in 2023. In 2022, FPL recorded a one-time reserve amortization adjustment of approximately $114 million, as required under the 2021 rate agreement, 50% of which was used to reduce the capital recovery regulatory asset balance and the other 50% to increase the storm reserve regulatory liability (see Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery). In accordance with the 2016 rate agreement (see Note 1 – Rate Regulation – Base Rates Effective January 2017 through December 2021), FPL recorded reserve amortization of approximately $429 million in 2021. During 2023, 2022 and 2021, FPL recorded AFUDC of approximately $190 million, $136 million and $176 million, respectively, including the equity component of AFUDC of approximately $155 million, $105 million and $132 million, respectively.

NEER – At December 31, 2023, wind, solar, nuclear and rate-regulated transmission facilities represented approximately 47%, 18%, 6% and 6%, respectively, of NEER's depreciable electric plant in service and other property; the respective amounts at December 31, 2022 were 51%, 14%, 7% and 7%. The estimated useful lives of NEER's plants range primarily from 30 to 35 years for wind facilities, 30 to 35 years for solar facilities, 23 to 47 years for nuclear facilities and 40 years for rate-regulated transmission facilities. NEER's oil and gas production assets represented approximately 16% and 15% of NEER's depreciable electric plant in service and other property at December 31, 2023 and 2022, respectively. A number of NEER's generation, regulated transmission and pipeline facilities are encumbered by liens securing various financings. The net book value of NEER's assets serving as collateral was approximately $27.8 billion at December 31, 2023. Interest capitalized on construction projects amounted to approximately $310 million, $172 million and $139 million during 2023, 2022 and 2021, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2023
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$2,312	$1,041	$149
Daniel Units Nos. 1 and 2(b)	50%	$778	$305	$—
Scherer Unit No. 3(c)	25%	$408	$185	$1
NEER:
Seabrook	88.23%	$1,399	$514	$73
Wyman Station Unit No. 4	91.19%	$31	$14	$2
Stanton	65%	$140	$31	$1
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$167	$8	$—
______________________
(a)Excludes nuclear fuel.
(b)FPL retired its share of these units in January 2024. Net book value is reflected in other property on NEE's and FPL's consolidated balance sheets.
(c)FPL expects to retire this unit in 2028. Net book value is reflected in other property on NEE's and FPL's consolidated balance sheets.

8. Equity Method Investments

At December 31, 2023 and 2022, NEE's equity method investments totaled approximately $6,156 million and $6,582 million, respectively. The principal entities included in investment in equity method investees on NEE's consolidated balance sheets are NEP and Sabal Trail Transmission, LLC (Sabal Trail) (see Note 15 – Contracts), and in 2023 also included Mountain Valley Pipeline (see Note 4 – Nonrecurring Fair Value Measurements and Note 15 - Contracts). As of December 31, 2023, NEE's interest in the principal entities range from approximately 32.8% to 52.6%, and these entities primarily own natural gas pipelines or electric generation facilities.

Summarized combined information for these principal entities is as follows:

	2023	2022
	(millions)
Operating revenue	$1,565	$1,705
Operating income	$291	$1,423
Net income(a)	$839	$1,380
Total assets	$34,415	$26,058
Total liabilities	$10,351	$9,779
Partners'/members' equity(b)	$24,064	$16,279
NEE's share of underlying equity in the principal entities	$5,168	$2,379
Difference between investment carrying amount and underlying equity in net assets(c)	(1,205)	2,589
NEE's investment carrying amount for the principal entities	$3,963	$4,968
______________________
(a)In 2023, includes approximately $450 million of income from discontinued operations related to NEP's sale of natural gas pipelines in December 2023. The income from discontinued operations includes $375 million of net gain on disposal.
(b)Reflects NEE's interest, as well as third-party interests, in NEP.
(c)In 2023, approximately $(2.4) billion is associated with Mountain Valley Pipeline, primarily reflecting impairment charges in 2022 and 2020. In addition, approximately $1.1 billion in 2023 and $2.5 billion in 2022 is associated with NEP, of which approximately 46% and 75%, respectively, relates to goodwill and is not being amortized and the remaining balance is being amortized primarily over a period of 16 to 24 years. The difference for 2023 reflects the approximately $1.2 billion impairment charge in 2023 related to NextEra Energy Resources' investment in NEP. See Note 4 – Nonrecurring Fair Value Measurements.

With a focus on renewable energy projects, NEP owns, or has a partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and battery storage projects as well as a contracted natural gas pipeline. NEE owns a noncontrolling interest in NEP, primarily through its limited partner interest in NEP OpCo and accounts for its ownership interest in NEP as an equity method investment. NEER operates essentially all of the energy projects owned by NEP and provides services to NEP under various related party operations and maintenance, administrative and management services agreements (service agreements). NextEra Energy Resources is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At December 31, 2023 and 2022, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $1,511 million and $298 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $59 million, $174 million and $148 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in operating revenues in NEE's consolidated statements of income. Amounts due from NEP of approximately $84 million and $94 million are included in other receivables and $114 million and $101 million are included in noncurrent other assets at December 31, 2023 and 2022, respectively. See also Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests for amounts due to NEP for reimbursement of construction-related costs. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $2.3 billion at December 31, 2023 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2024 to 2059, including certain project performance obligations and obligations under financing and interconnection agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s consolidated balance sheets at fair value. At December 31, 2023, approximately $60 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's consolidated balance sheet.

During 2023, 2022 and 2021, certain services, primarily engineering, construction, transportation, storage and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $656 million, $579 million and $691 million for the years ended December 31, 2023, 2022 and 2021, respectively.

9. Variable Interest Entities (VIEs)

NEER – At December 31, 2023, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Eight indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation facilities with generating capacity of approximately 765 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $1,796 million and $1,085 million, respectively, at December 31, 2023. There were nine of these consolidated VIEs at December 31, 2022 and the assets and liabilities of those VIEs at such date totaled approximately $2,084 million and $1,174 million, respectively. At December 31, 2023 and 2022, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE which owns and operates an approximately 280-mile electric transmission line that went into service during the first quarter of 2022. A NEET subsidiary is the primary beneficiary and controls the most significant activities of the VIE. NEET is entitled to receive 48% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $741 million and $347 million, respectively, at December 31, 2023, and $744 million and $18 million, respectively, at December 31, 2022. At December 31, 2023 and 2022, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and, in 2023, long-term debt.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,434 million and $79 million, respectively, at December 31, 2023, and $1,488 million and $86 million, respectively, at December 31, 2022. At December 31, 2023 and 2022, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates 33 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with generating/storage capacity of approximately 12,824 MW, 2,438 MW and 1,062 MW, respectively, and own wind generation, solar generation and battery storage facilities that, upon completion of construction, which is anticipated in 2024, are expected to have generating/storage capacity of approximately 303 MW, 1,012 MW and 15 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $24,250 million and $3,148 million, respectively, at December 31, 2023. There were 31 of these consolidated VIEs at December 31, 2022 and the assets and liabilities of those VIEs at such date totaled approximately $19,690 million and $2,318

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, respectively. At December 31, 2023 and 2022, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable.

Other – At December 31, 2023 and 2022, several NEE subsidiaries had investments totaling approximately $4,962 million ($3,899 million at FPL) and $4,016 million ($3,331 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo (see Note 8). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $3,913 million and $5,214 million at December 31, 2023 and 2022, respectively. At December 31, 2023, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $180 million in several of these entities. See further discussion of such guarantees and commitments in Note 15 – Commitments and – Contracts, respectively.

10. Leases

NEE has operating and finance leases primarily related to land use agreements that convey exclusive use of the land during the arrangement for certain of its renewable energy projects and substations, buildings, equipment. Operating and finance leases primarily have fixed payments with expected expiration dates ranging from 2024 to 2083, with the exception of operating leases related to three land use agreements with an expiration date of 2106, some of which include options to extend the leases up to 30 years and some have options to terminate at NEE's discretion. At December 31, 2023, NEE’s ROU assets and lease liabilities for operating leases totaled approximately $396 million and $412 million, respectively; the respective amounts at December 31, 2022 were $386 million and $400 million. At December 31, 2023, NEE’s ROU assets and lease liabilities for finance leases totaled approximately $440 million and $444 million, respectively; the respective amounts at December 31, 2022 were $378 million and $375 million. NEE’s lease liabilities at December 31, 2023 and 2022 were calculated using a weighted-average incremental borrowing rate at the lease inception of 3.96% and 3.66%, respectively, for operating leases and 4.32% and 3.98%, respectively, for finance leases, and a weighted-average remaining lease term of 44 years and 45 years, respectively, for operating leases and 32 years and 33 years, respectively, for finance leases. At December 31, 2023, expected lease payments over the remaining terms of the leases were approximately $1.7 billion with no one year being material. Operating and finance lease-related amounts were not material to NEE's consolidated statements of income or cash flows for the periods presented.

NEE has operating and sales-type leases primarily related to certain battery storage facilities and a natural gas and oil electric generation facility that sell their electric output under power sales agreements to third parties which provide the customers the ability to dispatch the facilities. At December 31, 2023, the power sales agreements have expiration dates from 2024 to 2043 and NEE expects to receive approximately $2.8 billion of lease payments over the remaining terms of the power sales agreements with no one year being material. Operating and sales-type lease-related amounts were not material to NEE's consolidated statements of income or balance sheets for the periods presented.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of NEE's and FPL's AROs is as follows:

	NEE		FPL
	(millions)
Balances, December 31, 2021	$3,179		$2,107
Liabilities incurred	82		—
Accretion expense	145		81
Liabilities settled	(80)	(a)	(22)
Revision in estimated cash flows – net	2		10
Balances, December 31, 2022	3,328	(b)	2,176	(b)
Liabilities incurred	100		—
Accretion expense	154		84
Liabilities settled	(90)	(a)	(66)
Revision in estimated cash flows – net	(55)		(24)
Balances, December 31, 2023	$3,437	(b)	$2,170	(b)
______________________
(a)Includes approximately $18 million and $27 million related to project sales to NEP as well as other sales of businesses and assets during the years ending December 31, 2023 and 2022, respectively. See Note 1 – Disposal of Businesses/Assets and Sale of Noncontrolling Ownership Interests.
(b)Includes the current portion of AROs as of December 31, 2023 and 2022 of approximately $34 million ($27 million for FPL) and $83 million ($68 million for FPL), respectively, which are included in other current liabilities on NEE's and FPL's consolidated balance sheets.

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

	NEE	FPL
	(millions)
Balances, December 31, 2023	$8,697	$6,049
Balances, December 31, 2022	$7,495	$5,220

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

12. Employee Retirement Benefits

Employee Pension Plan and Other Benefits Plans – NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. NEE also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees, and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements. The total accrued benefit cost of the SERP and postretirement plans is approximately $231 million ($101 million for FPL) and $237 million ($115 million for FPL) at December 31, 2023 and 2022, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension Plan Assets, Benefit Obligations and Funded Status – The changes in assets, benefit obligations and the funded status of the pension plan are as follows:

	2023	2022
	(millions)
Change in pension plan assets:
Fair value of plan assets at January 1	$4,543	$5,688
Actual return on plan assets	591	(820)
Benefit payments	(237)	(325)
Fair value of plan assets at December 31	$4,897	$4,543
Change in pension benefit obligation:
Obligation at January 1	$2,711	$3,445
Service cost	64	86
Interest cost	132	77
Special termination benefit(a)	—	52
Plan amendments	—	3
Actuarial losses (gains) – net(b)	115	(627)
Benefit payments	(237)	(325)
Obligation at December 31(c)	$2,785	$2,711
Funded status:
Prepaid pension benefit costs at NEE at December 31	$2,112	$1,832
Prepaid pension benefit costs at FPL at December 31(d)	$1,853	$1,732
_________________________
(a)Reflects enhanced early retirement benefit.
(b)Primarily due to the difference in actual versus expected discount rate.
(c)NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, at December 31, 2023 and 2022 was approximately $2,719 million and $2,650 million, respectively.
(d)Reflects FPL's allocated benefits under NEE's pension plan.

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid pension benefit costs are as follows:

	2023	2022
	(millions)
Unrecognized prior service benefit (net of $1 tax expense and $0 tax expense, respectively)	$2	$1
Unrecognized losses (net of $22 tax benefit and $33 tax benefit, respectively)	(73)	(91)
Total	$(71)	$(90)

NEE's unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid pension benefit costs are as follows:

	2023	2022
	(millions)
Unrecognized prior service cost	$—	$2
Unrecognized losses	221	277
Total	$221	$279

The following table provides the assumptions used to determine the benefit obligation for the pension plan. These rates are used in determining net periodic pension income in the following year.

	2023	2022
Discount rate	4.88%	5.05%
Salary increase	4.90%	4.90%
Weighted-average interest crediting rate	3.89%	3.82%

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

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2023(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$1,444	$5	$1	$1,450
Equity commingled vehicles(c)	—	754	—	754
U.S. Government and municipal bonds	96	5	—	101
Corporate debt securities(d)	—	252	—	252
Asset-backed securities(e)	—	500	—	500
Debt security commingled vehicles(f)	—	184	—	184
Convertible securities(g)	8	247	—	255
Other(h)	6	2	—	8
Total investments in the fair value hierarchy	$1,554	$1,949	$1	3,504
Total investments measured at net asset value(i)				1,393
Total fair value of plan assets				$4,897
_____________________
(a)See Note 3 and Note 4 for discussion of fair value measurement techniques and inputs.
(b)Includes foreign investments of $591 million.
(c)Includes foreign investments of $222 million.
(d)Includes foreign investments of $72 million.
(e)Includes foreign investments of $157 million.
(f)Includes foreign investments of $2 million.
(g)Includes foreign investments of $21 million.
(h)Includes foreign investments of $2 million.
(i)Includes foreign investments of $240 million.

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
______________________
(a)See Note 3 and Note 4 for discussion of fair value measurement techniques and inputs.
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

Expected Cash Flows – The following table provides information about benefit payments expected to be paid by the pension plan for each of the following calendar years (in millions):

2024	$207
2025	$210
2026	$215
2027	$209
2028	$208
2029 – 2033	$1,007
Net Periodic (Income) Cost – The components of net periodic (income) cost for the plans are as follows:

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
		(millions)
Service cost	$64	$86	$90	$1	$1	$2
Interest cost	132	77	64	9	5	4
Expected return on plan assets	(392)	(363)	(339)	—	—	—
Amortization of actuarial loss	—	—	24	—	3	5
Amortization of prior service benefit	—	(1)	(1)	—	(4)	(15)
Special termination benefit	—	52	—	—	—	—
Benefit plan settlement	—	27	—	—	—	—
Net periodic (income) cost at NEE	$(196)	$(122)	$(162)	$10	$5	$(4)
Net periodic (income) cost allocated to FPL	$(127)	$(76)	$(108)	$8	$4	$(4)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income – The components of net periodic income (cost) recognized in OCI for the pension plan are as follows:

	2023	2022	2021
	(millions)
Prior service benefit (cost) (net of $0 tax expense and $0 tax benefit, respectively)	$1	$(1)	$—
Net gains (losses) (net of $7 tax expense, $43 tax benefit and $29 tax expense, respectively)	23	(139)	95
Amortization of unrecognized losses (net of $2 tax expense and $2 tax expense, respectively)	—	7	6
Total	$24	$(133)	$101

Regulatory Assets (Liabilities) – The components of net periodic income recognized during the year in regulatory assets (liabilities) for the pension plan are as follows:

	2023	2022
	(millions)
Prior service cost (benefit)	$(2)	$2
Unrecognized losses (gains)	(56)	375
Amortization of prior service benefit	—	1
Amortization of unrecognized losses	—	(18)
Total	$(58)	$360

The assumptions used to determine net periodic pension income for the pension plan are as follows:

	2023	2022	2021
Discount rate	5.05%	2.87%	2.53%
Salary increase	4.90%	4.90%	4.40%
Expected long-term rate of return, net of investment management fees	8.00%	7.35%	7.35%
Weighted-average interest crediting rate	3.82%	3.79%	3.82%

Employee Contribution Plan – NEE offers an employee retirement savings plan which allows eligible participants to contribute a percentage of qualified compensation through payroll deductions. NEE makes matching contributions to participants' accounts. Defined contribution expense pursuant to this plan was approximately $78 million, $68 million and $66 million for NEE ($43 million, $41 million and $42 million for FPL) for the years ended December 31, 2023, 2022 and 2021, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt

Long-term debt consists of the following:

	December 31,
	2023			2022
	Maturity Date	Balance	Weighted- Average Interest Rate	Balance		Weighted- Average Interest Rate
		(millions)		(millions)
FPL:
First mortgage bonds – fixed	2024-2053	$19,790	4.26%	$15,790		4.03%
Pollution control, solid waste disposal and industrial development revenue bonds – variable(a)	2024-2052	1,319	3.75%	1,366		3.20%
Senior unsecured notes – primarily variable(b)(c)	2024-2073	4,027	5.04%	4,042		3.99%
Other long-term debt – primarily variable(c)	2025-2046	387	4.74%	7		7.90%
Unamortized debt issuance costs and discount		(249)		(203)
Total long-term debt of FPL		25,274		21,002
Less current portion of long-term debt		1,665		1,547
Long-term debt of FPL, excluding current portion		23,609		19,455
NEER:
NextEra Energy Resources:
Senior secured limited-recourse long-term debt – variable(c)(d)	2024-2036	5,943	7.53%	3,582		6.24%
Senior secured limited-recourse long-term loans – fixed	2028-2052	2,350	3.45%	2,452		3.43%
Other long-term debt – primarily variable(c)(d)	2024-2048	1,183	7.19%	777		6.33%
NEET – long-term debt – primarily fixed(d)	2024-2053	2,524	5.38%	2,348		5.10%
Unamortized debt issuance costs and premium		(174)		(108)
Total long-term debt of NEER		11,826		9,051
Less current portion of long-term debt		1,031		694
Long-term debt of NEER, excluding current portion		10,795		8,357
NEECH:
Debentures – fixed	2024-2062	24,365	4.06%	17,865		2.99%
Debentures – variable(c)	2024	400	6.40%	2,200		4.14%
Debentures, related to NEE's equity units – fixed	2027	2,000	4.60%	6,500		2.28%
Junior subordinated debentures – primarily fixed(d)	2057-2082	3,723	5.47%	3,723		5.23%
Japanese yen denominated long-term debt – fixed(e)	2030	71	2.63%	506	(d)	0.73%
Australian dollar denominated long-term debt – fixed(e)	2026	339	2.20%	338		2.20%
Other long-term debt – fixed	2024	157	0.92%	164		0.92%
Other long-term debt – variable(c)	2024	300	6.02%	675		5.02%
Unamortized debt issuance costs, premium		(149)		(135)
Total long-term debt of NEECH		31,206		31,836
Less current portion of long-term debt		4,205		4,392
Long-term debt of NEECH, excluding current portion		27,001		27,444
Total long-term debt		$61,405		$55,256
______________________
(a)Includes tax exempt bonds that permit individual bondholders to tender the bonds for purchase at any time prior to maturity. In the event these tax exempt bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase these tax exempt bonds. At December 31, 2023, these tax exempt bonds totaled approximately $1,319 million. All tax exempt bonds tendered for purchase have been successfully remarketed. FPL's syndicated revolving credit facilities are available to support the purchase of the tax exempt bonds. Variable interest rate is established at various intervals by the remarketing agent.
(b)At December 31, 2023, includes approximately $1,812 million of floating rate notes that permit individual noteholders to require repayment at specified dates prior to maturity. FPL’s syndicated revolving credit facilities are available to support the purchase of the floating rate notes.
(c)Variable rate is based on an underlying index plus a specified margin.
(d)Interest rate contracts, primarily swaps, have been entered into with respect to certain of these debt issuances. See Note 3.
(e)Foreign currency contracts have been entered into with respect to these debt issuances. See Note 3. The Japanese yen denominated long-term debt includes a variable rate loan that matured in 2023.

As of December 31, 2023, minimum annual maturities of long-term debt for NEE are approximately $6,901 million, $8,037 million, $1,874 million, $7,731 million and $7,685 million for 2024, 2025, 2026, 2027 and 2028, respectively. The respective amounts for FPL are approximately $1,665 million, $1,920 million, $641 million, $328 million and $1,992 million.

At December 31, 2023 and 2022, short-term borrowings had a weighted-average interest rate of 5.62% (5.50% for FPL) and 4.58% (4.41% for FPL), respectively. Subsidiaries of NEE, including FPL, had credit facilities with total capacity at December 31, 2023 of approximately $19.6 billion ($4.0 billion for FPL) which provide for the funding of loans and/or issuance of letters of

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit. At December 31, 2023, letters of credit outstanding under these credit facilities totaled approximately $3.4 billion ($3 million for FPL) and borrowings outstanding under these credit facilities totaled $255 million ($255 million for FPL). Between January 1, 2024 and February 16, 2024, NEE's credit facilities' total capacity increased $900 million ($500 million for FPL) and borrowings under its credit facilities increased $1,650 million ($0 for FPL). In January 2024, FPL received $3.4 billion of capital contributions from NEE which were used to repay commercial paper and $1.0 billion of senior unsecured notes.

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

In March 2023, NEECH completed a remarketing of $2.5 billion aggregate principal amount of its Series K Debentures due March 1, 2025 that were issued in February 2020 as components of equity units issued concurrently by NEE (February 2020 equity units). The debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the debentures, the interest rate on the debentures was reset to 6.051% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2023. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the February 2020 equity units, on March 1, 2023, NEE issued approximately 33.4 million shares of common stock in exchange for $2.5 billion.

In August 2023, NEECH completed a remarketing of $2.0 billion aggregate principal amount of its Series L Debentures due September 1, 2025 that were issued in September 2020 as components of equity units issued concurrently by NEE (September 2020 equity units). The debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the debentures, the interest rate on the debentures was reset to 5.749% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2023. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the September 2020 equity units, on September 1, 2023, NEE issued approximately 27.3 million shares of common stock in exchange for $2.0 billion.

In September 2022, NEE sold $2.0 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series M Debenture due September 1, 2027, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2025 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2023, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.5640 shares if the applicable market value of a share of NEE common stock is less than or equal to $88.88 (the reference price) to 0.4512 shares if the applicable market value of a share is equal to or greater than $111.10 (the threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 27, 2025. Total annual distributions on the equity units are at the rate of 6.926%, consisting of interest on the debentures (4.60% per year) and payments under the stock purchase contracts (2.326% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2025. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 31, 2024, NEECH sold a total of $3.8 billion principal amount of its debentures, with interest rates ranging from 4.90% to 5.55% and maturity dates ranging from 2026 to 2054, and $600 million of its floating rate debentures due in 2026.

14. Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Years Ended December 31,
	2023	2022	2021
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$7,310	$4,147	$3,573
Denominator:
Weighted-average number of common shares outstanding – basic	2,026.1	1,972.6	1,962.5
Equity units, stock options, performance share awards and restricted stock(a)	4.7	6.0	9.7
Weighted-average number of common shares outstanding – assuming dilution	2,030.8	1,978.6	1,972.2
Earnings per share attributable to NEE:
Basic	$3.61	$2.10	$1.82
Assuming dilution	$3.60	$2.10	$1.81
______________________
(a)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 39.1 million, 38.1 million and 30.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Potentially Dilutive Securities at NEP – NEP senior unsecured convertible notes, when outstanding, are potentially dilutive securities to NEE. In December 2022, June 2021 and December 2020, NEP issued $500 million, $500 million and $600 million respectively, principal amount of new senior unsecured convertible notes. Holders of these notes may convert all or a portion of the notes in accordance with the related indenture. Upon conversion, NEP will pay cash up to the principal amount of the notes to be converted and pay or deliver, as the case may be, cash, NEP common units or a combination of cash and common units, at NEP's election, in respect of the remainder, if any, of NEP's conversion obligation in excess of the principal amount of the notes being converted.

Common Stock Dividend Restrictions – NEE's charter does not limit the dividends that may be paid on its common stock. FPL's mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends and other distributions to NEE. These restrictions do not currently limit FPL's ability to pay dividends to NEE.

Stock-Based Compensation – Net income for the years ended December 31, 2023, 2022 and 2021 includes approximately $139 million, $142 million and $119 million, respectively, of compensation costs and $26 million, $20 million and $19 million, respectively, of income tax benefits related to stock-based compensation arrangements. Compensation cost capitalized for the years ended December 31, 2023, 2022 and 2021 was not material. At December 31, 2023, there were approximately $198 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 2.2 years.

At December 31, 2023, approximately 74 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) 2021 Long Term Incentive Plan, (b) 2017 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans. NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market. NEE satisfies stock option exercises by issuing new shares of its common stock. NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity in restricted stock and performance share awards for the year ended December 31, 2023 was as follows:

	Shares/Units	Weighted- Average Grant Date Fair Value Per Share/Units
Restricted Stock:
Nonvested balance, January 1, 2023	1,992,045	$77.93
Granted	1,520,616	$72.24
Vested	(693,058)	$75.01
Forfeited	(158,366)	$79.29
Nonvested balance, December 31, 2023	2,661,237	$75.93
Performance Share Awards:
Nonvested balance, January 1, 2023	1,137,082	$71.17
Granted	1,102,159	$71.79
Vested	(730,720)	$67.08
Forfeited	(121,268)	$75.10
Nonvested balance, December 31, 2023	1,387,253	$71.27

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2022 and 2021 was $75.13 and $82.69, respectively. The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2022 and 2021 was $58.67 and $54.82, respectively.

The total fair value of restricted stock and performance share awards vested was $106 million, $175 million and $186 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Options – Options typically vest within three years after the date of grant and have a maximum term of ten years. The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant. The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2023	2022	2021
Expected volatility(a)	19.72 – 20.57%	17.91 – 19.37%	17.32 – 17.75%
Expected dividends	2.45 – 2.86%	2.32 – 2.50%	2.30 – 2.44%
Expected term (years)(b)	6.6	6.5	7.0
Risk-free rate	3.50 – 4.50%	1.91 – 3.85%	0.80 – 1.27%
______________________
(a)Based on historical experience.
(b)Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2023 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2023	10,699,410	$49.67
Granted	909,200	$75.20
Exercised	(549,452)	$26.11
Forfeited	(74,347)	$76.67
Expired	(1,679)	$80.68
Balance, December 31, 2023	10,983,132	$52.78	5.2	$156

Exercisable, December 31, 2023	8,894,724	$47.16	4.5	$156

The weighted-average grant date fair value of options granted was $14.46, $10.49 and $9.82 per share for the years ended December 31, 2023, 2022 and 2021, respectively. The total intrinsic value of stock options exercised was approximately $22 million, $37 million and $49 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash received from option exercises was approximately $14 million, $14 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively. The tax benefits realized from options exercised were approximately $5 million, $9 million and $11 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Preferred Stock – NEE's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value, none of which are outstanding. FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value, 5 million shares of subordinated preferred stock, no par value, and 5 million shares of preferred stock, no par value, none of which are outstanding.

Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Balances, December 31, 2020	$8		$20		$(75)		$(49)	$4	$(92)
Other comprehensive income (loss) before reclassifications	—		(11)		95		(1)	1	84
Amounts reclassified from AOCI	6	(a)	(4)	(b)	5	(c)	—	—	7
Net other comprehensive income (loss)	6		(15)		100		(1)	1	91
Less other comprehensive loss attributable to noncontrolling interests	—		—		—		1	—	1
Balances, December 31, 2021	14		5		25		(49)	5	—
Other comprehensive income (loss) before reclassifications	—		(84)		(133)		(44)	1	(260)
Amounts reclassified from AOCI	6	(a)	10	(b)	7	(c)	—	—	23
Net other comprehensive income (loss)	6		(74)		(126)		(44)	1	(237)
Less other comprehensive loss attributable to noncontrolling interests	—		—		—		19	—	19
Balances, December 31, 2022	20		(69)		(101)		(74)	6	(218)
Other comprehensive income before reclassifications	—		17		21		13	1	52
Amounts reclassified from AOCI	2	(a)	13	(b)	1	(c)	—	—	16
Net other comprehensive income	2		30		22		13	1	68
Less other comprehensive income attributable to noncontrolling interests	—		—		—		(3)	—	(3)
Balances, December 31, 2023	$22		$(39)		$(79)		$(64)	$7	$(153)
Attributable to noncontrolling interests	$—		$—		$—		$(10)	$—	$(10)
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies

Commitments – NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL include, among other things, the cost for construction of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for development, construction and maintenance of its competitive energy businesses. Also see Note 4 – Contingent Consideration.

At December 31, 2023, estimated capital expenditures, on an accrual basis, for 2024 through 2028 were as follows:

	2024	2025	2026	2027	2028	Total
	(millions)
FPL:
Generation:(a)
New(b)	$2,175	$3,015	$3,785	$3,400	$3,020	$15,395
Existing	885	730	855	1,220	1,400	5,090
Transmission and distribution(c)	3,770	2,905	3,250	4,270	4,495	18,690
Nuclear fuel	150	205	300	305	390	1,350
General and other	590	695	810	615	540	3,250
Total	$7,570	$7,550	$9,000	$9,810	$9,845	$43,775
NEER:(d)
Wind(e)	$2,820	$545	$60	$70	$50	$3,545
Solar(f)	3,270	1,370	10	5	5	4,660
Other clean energy(g)	1,625	620	55	45	20	2,365
Nuclear, including nuclear fuel	295	270	255	380	315	1,515
Rate-regulated transmission(h)	765	1,215	890	705	395	3,970
Other(i)	1,060	400	300	260	225	2,245
Total	$9,835	$4,420	$1,570	$1,465	$1,010	$18,300
______________________
(a)Includes AFUDC of approximately $135 million, $115 million, $165 million, $160 million and $145 million for 2024 through 2028, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $95 million, $90 million, $100 million, $90 million and $65 million for 2023 through 2027, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 2,621 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 6,134 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects and renewable fuels projects.
(h)Includes AFUDC of approximately $30 million, $70 million, $145 million, $105 million and $65 million for 2024 through 2028, respectively.
(i)Includes equity contributions in 2024 for the construction of Mountain Valley Pipeline.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 8 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $480 million at December 31, 2023. These obligations primarily related to guaranteeing the residual value of certain financing leases. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At December 31, 2023, NEER has entered into contracts with expiration dates through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel. Approximately $4.4 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2044.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The required capacity and/or minimum payments under contracts, including those discussed above at December 31, 2023, were estimated as follows:

	2024	2025	2026	2027	2028	Thereafter
	(millions)
FPL(a)	$1,100	$1,110	$1,110	$1,005	$955	$7,830
NEER(b)(c)(d)	$4,825	$565	$255	$240	$115	$1,970
_______________________
(a)Includes approximately $410 million, $405 million, $400 million, $400 million, $400 million and $5,160 million in 2024 through 2028 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection, LLC. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $417 million, $418 million and $419 million for the years ended December 31, 2023, 2022 and 2021, respectively, of which $99 million, $102 million and $105 million, respectively, were eliminated in consolidation at NEE.
(b)Includes equity contributions in 2024 and a 20-year natural gas transportation agreement (approximately $70 million per year) with Mountain Valley Pipeline, a joint venture, in which NEER has a 32.8% equity investment, that is constructing a natural gas pipeline. The transportation agreement commitments are subject to the completion of construction.
(c)Includes approximately $230 million of commitments to invest in technology and other investments through 2031. See Note 9 – Other.
(d)Includes approximately $1,065 million, $40 million and $5 million for 2024 through 2026, respectively, of joint obligations of NEECH and NEER.

Insurance – Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $500 million of private liability insurance per site, which is the maximum obtainable, except at Duane Arnold which obtained an exemption from the NRC and maintains a $100 million private liability insurance limit. Each site, except Duane Arnold, participates in a secondary financial protection system, which provides up to $15.8 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $1,161 million ($664 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $173 million ($99 million for FPL) per incident per year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $20 million and $25 million, plus any applicable taxes, per incident, respectively.

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils, except for Duane Arnold which has a limit of $50 million for property damage, decontamination risks and non-nuclear perils. NEE participates in co-insurance of 10% of the first $400 million of losses per site per occurrence, except at Duane Arnold. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $161 million ($102 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $2 million and $4 million, plus any applicable taxes, respectively.

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

NEE, FPL, and certain current and former executives, are the named defendants in a purported shareholder securities class action lawsuit filed in the U.S. District Court for the Southern District of Florida in June 2023 and amended in December 2023 that seeks from the defendants unspecified damages allegedly resulting from alleged false or misleading statements regarding NEE's alleged campaign finance and other political activities. The alleged class of plaintiffs are all persons or entities who purchased or otherwise acquired NEE securities between December 2, 2021 and January 30, 2023. NEE is vigorously defending against the claims in this proceeding.

NEE, along with certain current and former executives and directors are the named defendants in purported shareholder derivative actions filed in the 15th Judicial Circuit in Palm Beach County, Florida in July 2023, and in the U.S. District Court for the Southern District of Florida in October 2023 and November 2023 (which were consolidated in January 2024) seeking unspecified damages allegedly resulting from, among other things, breaches of fiduciary duties and, in the consolidated cases, violations of the federal securities laws, all purporting to relate to alleged campaign finance law violations and associated matters. Defendants are vigorously defending against the claims in these proceedings. In January 2024, NEE and the plaintiffs in the derivative actions agreed to a specified stay in these cases. NEE also has received demand letters and books and records requests from counsel representing other purported shareholders and containing similar allegations. These demands seek, among other things, a Board of Directors investigation of, and/or documentation regarding, these allegations. NEE and two of the shareholders demanding an investigation have agreed to a specified stay of all material activities related to the demand.

In September 2023, a participant in the NEE Employee Retirement Savings Plan (Plan), purportedly on behalf of the Plan and all persons who were participants in or beneficiaries of the Plan, at any time between September 25, 2016 and September 25, 2023 (Plan participants), filed a putative ERISA class action lawsuit in the U.S. District Court for the Southern District of Florida against NEE. The complaint alleges that NEE violated its fiduciary duties under the Plan by permitting a third-party administrative recordkeeper to charge allegedly excessive fees for the services provided and allegedly by allowing a large volume of plan assets to be invested in NEE common stock. The plaintiff seeks declaratory, equitable and monetary relief on behalf of the Plan and Plan participants. NEE and the plaintiff have agreed to a specified stay of the action to permit the plaintiff to exhaust the administrative remedies available to him under the Plan.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's segment information is as follows:

	2023
	FPL		NEER(a)		Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$18,365		$9,672		$77	$28,114
Operating expenses – net	$12,175		$5,706		$401	$18,282
Gains (losses) on disposal of businesses/assets – net	$407		$(3)		$1	$405
Interest expense	$1,114		$1,129		$1,081	$3,324
Depreciation and amortization	$3,789		$2,009		$81	$5,879
Equity in earnings (losses) of equity method investees	$—		$(649)		$1	$(648)
Income tax expense (benefit)	$1,123	(b)	$177	(b)	$(294)	$1,006
Net income (loss)	$4,552		$2,530		$(800)	$6,282
Net loss attributable to noncontrolling interests	$—		$1,028		$—	$1,028
Net income (loss) attributable to NEE	$4,552		$3,558		$(800)	$7,310
Capital expenditures, independent power and other investments and nuclear fuel purchases	$9,400		$15,652		$61	$25,113
Property, plant and equipment – net	$70,608		$55,034		$134	$125,776
Total assets	$91,469		$83,145		$2,875	$177,489
Investment in equity method investees	$—		$6,145		$11	$6,156
_________________________
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)Includes amounts that were recognized based on its tax sharing agreement with NEE. See Note 1 – Income Taxes.

	2022
	FPL		NEER(a)		Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$17,282		$3,720		$(46)	$20,956
Operating expenses – net	$11,992		$5,140		$265	$17,397
Gains (losses) on disposal of businesses/assets – net	$4		$536		$(18)	$522
Interest expense	$768		$128		$(311)	$585
Depreciation and amortization	$2,695		$1,722		$86	$4,503
Equity in earnings of equity method investees	$—		$202		$1	$203
Income tax expense (benefit)	$947	(b)	$(391)	(b)	$30	$586
Net income (loss)	$3,701		$(616)		$161	$3,246
Net loss attributable to noncontrolling interests	$—		$901		$—	$901
Net income attributable to NEE	$3,701		$285		$161	$4,147
Capital expenditures, independent power and other investments and nuclear fuel purchases	$9,185		$9,645		$453	$19,283
Property, plant and equipment – net	$64,693		$45,840		$526	$111,059
Total assets	$86,559		$70,713		$1,663	$158,935
Investment in equity method investees	$—		$6,572		$10	$6,582
_________________________
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)Includes amounts that were recognized based on its tax sharing agreement with NEE. See Note 1 – Income Taxes.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

	2021
	FPL		NEER(a)		Corp. and Other	NEE Consolidated
	(millions)
Operating revenues	$14,102		$3,053		$(86)	$17,069
Operating expenses – net	$9,587		$4,434		$212	$14,233
Gains (losses) on disposal of businesses/assets – net	$1		$78		$(2)	$77
Interest expense	$615		$367		$288	$1,270
Depreciation and amortization	$2,266		$1,576		$82	$3,924
Equity in earnings of equity method investees	$—		$666		$—	$666
Income tax expense (benefit)	$838	(b)	$(395)	(b)	$(95)	$348
Net income (loss)	$3,206		$(147)		$(232)	$2,827
Net loss attributable to noncontrolling interests	$—		$746		$—	$746
Net income (loss) attributable to NEE	$3,206		$599		$(232)	$3,573
Capital expenditures, independent power and other investments and nuclear fuel purchases	$7,570		$8,363		$144	$16,077
Property, plant and equipment – net	$58,227		$40,900		$221	$99,348
Total assets	$78,067		$62,113		$732	$140,912
Investment in equity method investees	$—		$6,150		$9	$6,159
_________________________
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)Includes amounts that were recognized based on its tax sharing agreement with NEE. See Note 1 – Income Taxes.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2023, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2023.

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

Item 9B.  Other Information

(b)    On December 13, 2023, James May, Vice President, Controller and Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 1,287 shares of NEE's common stock until December 13, 2024.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy and Management" and "Corporate Governance and Board Matters" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2024 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business – Information About Our Executive Officers.

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

Securities Authorized For Issuance Under Equity Compensation Plans(a)

NEE's equity compensation plan information at December 31, 2023 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,907,209	(a)	$49.67	(b)	61,238,145	(c)
Equity compensation plans not approved by security holders	—		—		—
Total	14,907,209		$49.67		61,238,145
______________________
(a)Includes an aggregate of 10,983,132 outstanding options, 3,356,624 unvested performance share awards (at maximum payout), 89,784 deferred fully vested performance shares, 418,000 unvested restricted stock units (including future reinvested dividends) under the NextEra Energy, Inc. 2021 Long Term Incentive Plan and former LTIPs, and 59,669 fully vested shares deferred by directors under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, and its predecessors, the 2007 Non-Employee Directors Stock Plan and the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan.
(b)Relates to outstanding options only.
(c)Includes 59,466,695 shares under the NextEra Energy, Inc. 2021 Long Term Incentive Plan and 1,771,450 shares under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan.

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

FPL – The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2023 and 2022. The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2023	2022
Audit fees(a)	$4,402,000	$4,240,000
Audit-related fees(b)	102,000	549,000
Tax fees(c)	390,000	570,000
All other fees(d)	187,000	180,000
Total	$5,081,000	$5,539,000
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
(d)All other fees consist of fees for products and services other than the services reported under the other named categories. In 2023, these fees relate to training and advisory services for IT job architecture and skills descriptions, and in 2022, these fees relate to training and advisory services for Human Resources optimization.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Permitted services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified permitted services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any permitted service for which the fee is expected to exceed $500,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2023 and 2022, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

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
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, as amended, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 1996, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated September 10, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated November 19, 2015, File No. 2-27612; Exhibit 4(b) to Form 10-K for the year ended December 31, 2017, File No. 2-27612; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2018, File No. 2-27612; Exhibit 4(j), File Nos. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(k), File Nos. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2019, File No. 2-27612; Exhibit 4(f) to Form 10-Q for the quarter ended September 30, 2019, File No. 2-27612; Exhibit 4(e) to Form 10-Q for the quarter ended March 31, 2020, File No. 2-27612; Exhibit 4(b) to Form 10-K for the year ended December 31, 2020, File No. 2-27612); Exhibit 4(b) to Form 10-K for the year ended December 31, 2021, File No. 2-27612; Exhibit 4(c) to Form 10-K for the year ended December 31, 2021, File No. 2-27612; Exhibit 4(g) to Form 10-Q for the quarter ended March 31, 2023, File No. 2-27612; and Exhibit 4(a) to Form 10-Q for the quarter ended June 30, 2023, File No. 2-27612
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
		x	x

Exhibit Number	Description	NEE	FPL
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
*4(j)
Officer's Certificate of Florida Power & Light Company, dated May 18, 2023, creating the 4.45% Notes, Series due May 15, 2026 (filed as Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 2023, File No. 2-27612)
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
x

Exhibit Number	Description	NEE	FPL
*4(z)
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
x
*4(jj)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 19, 2022, creating the Series M Debentures due September 1, 2027 (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2022, File No. 1-8841)
x
*4(kk)
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
x
4(oo)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated January 31, 2024, creating the 4.95% Debentures, Series due January 29, 2026	x
4(pp)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated January 31, 2024, creating the 4.90% Debentures, Series due March 15, 2029	x
4(qq)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated January 31, 2024, creating the 5.25% Debentures, Series due March 15, 2034	x
4(rr)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated January 31, 2024, creating the 5.55% Debentures, Series due March 15, 2054	x
4(ss)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated January 31, 2024, creating the Floating Rate Debentures, Series due January 29, 2026	x

Exhibit Number	Description	NEE	FPL
*4(tt)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of March 1, 2004, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x
*4(uu)
Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1, 2006, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(vv)
First Supplemental Indenture to Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1, 2006, dated as of November 19, 2012, between NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. as Guarantor, and The Bank of New York Mellon, as Trustee (filed as Exhibit 2 to Form 8-A dated January 16, 2013, File No. 1-33028)
x
*4(ww)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(xx)
Replacement Capital Covenant, dated September 19, 2006, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(yy)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated September 19, 2006, by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(cc) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)
x
*4(zz)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(aaa)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(bbb)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated June 12, 2007 by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(hh) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)
x
*4(ccc)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated September 29, 2017, creating the Series L Junior Subordinated Debentures due September 29, 2057 (filed as Exhibit 4(c) to Form 8-K dated September 29, 2017, File No. 1-8841)
x
*4(ddd)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated November 2, 2017, creating the Series M Junior Subordinated Debentures due December 1, 2077 (filed as Exhibit 4(a) to Form 8-K dated November 2, 2017, File No. 1-8841)
x
*4(eee)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated March 15, 2019, creating the Series N Junior Subordinated Debentures due March 1, 2079 (filed as Exhibit 4 to Form 8-K dated March 15, 2019, File No. 1-8841)
x
*4(fff)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated April 4, 2019, creating the Series O Junior Subordinated Debentures due May 1, 2079 (filed as Exhibit 4(e) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(ggg)
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
x

Exhibit Number	Description	NEE	FPL
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
*10(h)
Form of Restricted Stock Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2021, File No. 1-8841)
		x	x
*10(i)
Form of Restricted Stock Unit Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2021, File No. 1-8841)
		x	x
*10(j)
Form of Restricted Stock Unit Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2021, File No. 1-8841)
		x	x
*10(k)
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
*10(r)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(h) to Form 10-Q for the quarter ended March 31, 2021, File No. 1-8841)
		x	x
*10(s)	NextEra Energy, Inc. 2021 Long Term Incentive Plan (filed as Exhibit 10 to Form 8-K dated May 20, 2021, File No. 1-8841)	x	x
*10(t)
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
*10(v)
Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(e) to Form 10-Q for the quarter ended March 31, 2023, File No. 1-8841)
		x	x
*10(w)
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
*10(y)
Form of Restricted Stock Unit Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2023, File No. 1-8841)
		x	x
*10(z)	NextEra Energy, Inc. 2023 Executive Annual Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated December 16, 2022, File No. 1-8841)	x	x
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
x
*10(ee)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(ff)	NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, as amended and restated as of May 18, 2017 (filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2017, File No. 1-8841)	x
*10(gg)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2022 (filed as Exhibit 10(jj) to Form 10-K for the year ended December 31, 2021, File No. 1-8841)	x
*10(hh)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2023 (filed as Exhibit 10(mm) to Form 10-K for the year ended December 31, 2022, File No. 1-8841)	x
10(ii)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2024	x

Exhibit Number	Description	NEE	FPL
*10(jj)
Form of Amended and Restated Executive Retention Employment Agreement effective December 10, 2009 between FPL Group, Inc. and each of James L. Robo and Charles E. Sieving (filed as Exhibit 10(nn) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(kk)
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
*10(ss)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Armando Pimentel, Jr. dated as of February 15, 2023 (filed as Exhibit 10(f) to Form 10-Q for the quarter ended March 31, 2023, File No. 1-8841)
		x	x
10(tt)	Executive Retention Employment Agreement between NextEra Energy, Inc. and Nicole J. Daggs dated as of January 1, 2024	x	x
*10(uu)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(vv)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
*10(ww)	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8-K dated July 1, 2014, File No. 1-36518)	x
*10(xx)	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2021, File No. 1-36518)	x
*10(yy)	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 1-36518)	x
*10(zz)	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023, File No. 1-36518)	x
*10(aaa)
Confirmation of Post-Retirement Covenants Agreement and Release, dated as of January 23, 2023, between Eric E. Silagy and NextEra Energy, Inc. (filed as Exhibit 10 to Form 8-K dated January 23, 2023, File No. 1-8841)
		x	x
21	Subsidiaries of NextEra Energy, Inc.	x
22	Guaranteed Securities	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x

Exhibit Number	Description	NEE	FPL
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
97	Incentive Compensation Recoupment Policy	x	x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 16, 2024:

TERRELL KIRK CREWS II	JAMES M. MAY
Terrell Kirk Crews II Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

NICOLE S. ARNABOLDI	MARIA HENRY
Nicole S. Arnaboldi	Maria Henry
SHERRY S. BARRAT	AMY B. LANE
Sherry S. Barrat	Amy B. Lane
JAMES L. CAMAREN	DAVID L. PORGES
James L. Camaren	David L. Porges
KENNETH B. DUNN	DEV STAHLKOPF
Kenneth B. Dunn	Dev Stahlkopf
NAREN K. GURSAHANEY	JOHN A. STALL
Naren K. Gursahaney	John A. Stall
KIRK S. HACHIGIAN	DARRYL L. WILSON
Kirk S. Hachigian	Darryl L. Wilson

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

Date: February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 16, 2024:

TERRELL KIRK CREWS II	KEITH FERGUSON
Terrell Kirk Crews II Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Keith Ferguson Vice President, Accounting and Controller (Principal Accounting Officer)

Director:

JOHN W. KETCHUM
John W. Ketchum

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.