Form 10-Q
period 2024-03-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2024-04-23
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at March 31, 2024: 2,054,532,552

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at March 31, 2024, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2021 rate agreement	December 2021 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding
AFUDC	allowance for funds used during construction
AFUDC – equity	equity component of AFUDC
AOCI	accumulated other comprehensive income (loss)
CSCS agreement	amended and restated cash sweep and credit support agreement
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NextEra Energy Resources subsidiary
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP, a subsidiary of NEP
net generation	net ownership interest in plant(s) generation
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment or other than temporarily impaired
PTC	production tax credit
regulatory ROE	return on common equity as determined for regulatory purposes
renewable energy tax credits	production tax credits and investment tax credits collectively
RNG	renewable natural gas
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources' subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K), and investors should refer to that section of the 2023 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING REVENUES	$5,731	$6,716
OPERATING EXPENSES
Fuel, purchased power and interchange	1,206	1,367
Other operations and maintenance	1,123	1,067
Depreciation and amortization	898	822
Taxes other than income taxes and other – net	549	516
Total operating expenses – net	3,776	3,772
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	58	(2)
OPERATING INCOME	2,013	2,942
OTHER INCOME (DEDUCTIONS)
Interest expense	(323)	(1,183)
Equity in earnings of equity method investees	203	101
Allowance for equity funds used during construction	56	31
Gains (losses) on disposal of investments and other property – net	15	(4)
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	128	94
Other net periodic benefit income	38	60
Other – net	34	130
Total other income (deductions) – net	151	(771)
INCOME BEFORE INCOME TAXES	2,164	2,171
INCOME TAXES	227	386
NET INCOME	1,937	1,785
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	331	301
NET INCOME ATTRIBUTABLE TO NEE	$2,268	$2,086
Earnings per share attributable to NEE:
Basic	$1.11	$1.04
Assuming dilution	$1.10	$1.04

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
NET INCOME	$1,937	$1,785
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from AOCI to net income (net of $0 tax expense and $0 tax benefit, respectively)	—	1
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $2 tax benefit and $3 tax expense, respectively)	(6)	9
Reclassification from AOCI to net income (net of $0 tax benefit and $1 tax benefit, respectively)	1	5
Defined benefit pension and other benefits plans:
Reclassification from AOCI to net income (net of $0 tax benefit and $0 tax benefit, respectively)	—	1
Net unrealized gains (losses) on foreign currency translation	(14)	3
Total other comprehensive income (loss), net of tax	(19)	19
COMPREHENSIVE INCOME	1,918	1,804
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	335	300
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$2,253	$2,104

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,642	$2,690
Customer receivables, net of allowances of $63 and $52, respectively	3,119	3,609
Other receivables	1,004	944
Materials, supplies and fuel inventory	2,131	2,106
Regulatory assets	1,032	1,460
Derivatives	1,461	1,730
Contract assets	1,072	1,487
Other	1,219	1,335
Total current assets	12,680	15,361
Other assets:
Property, plant and equipment – net ($24,751 and $26,900 related to VIEs, respectively)	129,193	125,776
Special use funds	9,173	8,698
Investment in equity method investees	6,533	6,156
Prepaid benefit costs	2,135	2,112
Regulatory assets	5,361	4,801
Derivatives	1,666	1,790
Goodwill	5,085	5,091
Other	8,124	7,704
Total other assets	167,270	162,128
TOTAL ASSETS	$179,950	$177,489
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$4,342	$4,650
Other short-term debt	3,508	255
Current portion of long-term debt ($68 and $66 related to VIEs, respectively)	6,219	6,901
Accounts payable ($142 and $1,718 related to VIEs, respectively)	4,285	8,504
Customer deposits	663	638
Accrued interest and taxes	1,160	970
Derivatives	720	845
Accrued construction-related expenditures	1,462	1,861
Regulatory liabilities	302	340
Other	2,142	2,999
Total current liabilities	24,803	27,963
Other liabilities and deferred credits:
Long-term debt ($1,258 and $1,374 related to VIEs, respectively)	65,868	61,405
Asset retirement obligations	3,463	3,403
Deferred income taxes	10,641	10,142
Regulatory liabilities	10,290	10,049
Derivatives	2,409	2,741
Other	3,087	2,762
Total other liabilities and deferred credits	95,758	90,502
TOTAL LIABILITIES	120,561	118,465
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIE	453	1,256
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 2,055 and 2,052, respectively)	21	21
Additional paid-in capital	17,342	17,365
Retained earnings	31,445	30,235
Accumulated other comprehensive loss	(167)	(153)
Total common shareholders' equity	48,641	47,468
Noncontrolling interests ($10,168 and $10,180 related to VIEs, respectively)	10,295	10,300
TOTAL EQUITY	58,936	57,768
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$179,950	$177,489
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,937	$1,785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	898	822
Nuclear fuel and other amortization	90	71
Unrealized gains on marked to market derivative contracts – net	(351)	(610)
Foreign currency transaction gains	(26)	(2)
Deferred income taxes	398	349
Cost recovery clauses and franchise fees	308	263
Equity in earnings of equity method investees	(203)	(101)
Distributions of earnings from equity method investees	170	217
Losses (gains) on disposal of businesses, assets and investments – net	(73)	6
Recoverable storm-related costs	(31)	(188)
Other – net	(62)	(222)
Changes in operating assets and liabilities:
Current assets	330	1,167
Noncurrent assets	(2)	(90)
Current liabilities	(353)	(1,742)
Noncurrent liabilities	47	(52)
Net cash provided by operating activities	3,077	1,673
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,237)	(2,241)
Independent power and other investments of NEER	(7,243)	(4,951)
Nuclear fuel purchases	(140)	(47)
Other capital expenditures	(91)	(6)
Sale of independent power and other investments of NEER	565	305
Proceeds from sale or maturity of securities in special use funds and other investments	951	760
Purchases of securities in special use funds and other investments	(1,078)	(1,613)
Other – net	(48)	(24)
Net cash used in investing activities	(9,321)	(7,817)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	7,811	6,655
Retirements of long-term debt	(3,994)	(2,601)
Net change in commercial paper	(308)	1,135
Proceeds from other short-term debt	3,408	700
Repayments of other short-term debt	(155)	(200)
Payments to related parties under a cash sweep and credit support agreement – net	(68)	(277)
Issuances of common stock/equity units – net	6	2,502
Dividends on common stock	(1,058)	(930)
Other – net	(604)	(94)
Net cash provided by financing activities	5,038	6,890
Effects of currency translation on cash, cash equivalents and restricted cash	(1)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,207)	748
Cash, cash equivalents and restricted cash at beginning of period	3,420	3,441
Cash, cash equivalents and restricted cash at end of period	$2,213	$4,189
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$519	$549
Cash paid (received) for income taxes – net	$(195)	$2
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$2,702	$5,522

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended March 31, 2024	Shares	Aggregate Par Value
Balances, December 31, 2023	2,052	$21	$17,365	$(153)	$30,235	$47,468	$10,300	$57,768	$1,256
Net income (loss)	—	—	—	—	2,268	2,268	(345)		14
Share-based payment activity	3	—	38	—	—	38	—		—
Dividends on common stock(a)	—	—	—	—	(1,058)	(1,058)	—		—
Other comprehensive loss	—	—	—	(15)	—	(15)	(4)		—
Other differential membership interests activity	—	—	(9)	—	—	(9)	362		(817)
Other – net	—	—	(52)	1	—	(51)	(18)		—
Balances, March 31, 2024	2,055	$21	$17,342	$(167)	$31,445	$48,641	$10,295	$58,936	$453
———————————————
(a)Dividends per share were $0.515 for the three months ended March 31, 2024.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended March 31, 2023	Shares	Aggregate Par Value
Balances, December 31, 2022	1,987	$20	$12,720	$(218)	$26,707	$39,229	$9,097	$48,326	$1,110
Net income (loss)	—	—	—	—	2,086	2,086	(318)		17
Share-based payment activity	3	—	(16)	—	—	(16)	—		—
Dividends on common stock(a)	—	—	—	—	(930)	(930)	—		—
Other comprehensive income	—	—	—	18	—	18	1		—
Issuances of common stock/equity units – net	33	—	2,513	—	—	2,513	—		—
Other differential membership interests activity	—	—	(3)	—	—	(3)	346		(271)
Other – net	—	—	—	—	(1)	(1)	101		—
Balances, March 31, 2023	2,023	$20	$15,214	$(200)	$27,862	$42,896	$9,227	$52,123	$856
_______________________
(a)Dividends per share were $0.4675 for the three months ended March 31, 2023.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING REVENUES	$3,834	$3,919
OPERATING EXPENSES
Fuel, purchased power and interchange	1,034	1,214
Other operations and maintenance	361	380
Depreciation and amortization	303	335
Taxes other than income taxes and other – net	460	444
Total operating expenses – net	2,158	2,373
OPERATING INCOME	1,676	1,546
OTHER INCOME (DEDUCTIONS)
Interest expense	(279)	(249)
Allowance for equity funds used during construction	53	30
Other – net	1	5
Total other deductions – net	(225)	(214)
INCOME BEFORE INCOME TAXES	1,451	1,332
INCOME TAXES	279	262
NET INCOME(a)	$1,172	$1,070
_______________________
(a)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$22	$57
Customer receivables, net of allowances of $7 and $8, respectively	1,517	1,706
Other receivables	328	319
Materials, supplies and fuel inventory	1,335	1,339
Regulatory assets	1,000	1,431
Other	135	144
Total current assets	4,337	4,996
Other assets:
Electric utility plant and other property – net	72,031	70,608
Special use funds	6,370	6,050
Prepaid benefit costs	1,861	1,853
Regulatory assets	4,913	4,343
Goodwill	2,965	2,965
Other	640	654
Total other assets	88,780	86,473
TOTAL ASSETS	$93,117	$91,469
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$350	$2,374
Other short-term debt	200	255
Current portion of long-term debt	666	1,665
Accounts payable	781	977
Customer deposits	632	610
Accrued interest and taxes	914	661
Accrued construction-related expenditures	444	486
Regulatory liabilities	297	335
Other	562	713
Total current liabilities	4,846	8,076
Other liabilities and deferred credits:
Long-term debt	23,393	23,609
Asset retirement obligations	2,164	2,143
Deferred income taxes	8,796	8,542
Regulatory liabilities	10,136	9,893
Other	376	371
Total other liabilities and deferred credits	44,865	44,558
TOTAL LIABILITIES	49,711	52,634
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	26,868	23,470
Retained earnings	15,165	13,992
TOTAL EQUITY	43,406	38,835
TOTAL LIABILITIES AND EQUITY	$93,117	$91,469

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,172	$1,070
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	303	335
Nuclear fuel and other amortization	44	40
Deferred income taxes	175	220
Cost recovery clauses and franchise fees	308	263
Recoverable storm-related costs	(31)	(188)
Other – net	(18)	5
Changes in operating assets and liabilities:
Current assets	183	172
Noncurrent assets	(20)	(54)
Current liabilities	145	(200)
Noncurrent liabilities	4	16
Net cash provided by operating activities	2,265	1,679
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,237)	(2,241)
Nuclear fuel purchases	(108)	(33)
Proceeds from sale or maturity of securities in special use funds	690	486
Purchases of securities in special use funds	(729)	(523)
Other – net	(9)	(16)
Net cash used in investing activities	(2,393)	(2,327)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	—	2,494
Retirements of long-term debt	(1,220)	(15)
Net change in commercial paper	(2,024)	(1,709)
Repayments of other short-term debt	(55)	—
Capital contributions from NEE	3,400	—
Other – net	(8)	(39)
Net cash provided by financing activities	93	731
Net increase (decrease) in cash, cash equivalents and restricted cash	(35)	83
Cash, cash equivalents and restricted cash at beginning of period	72	58
Cash, cash equivalents and restricted cash at end of period	$37	$141
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$192	$191
Cash paid for income taxes – net	$65	$45
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$705	$804

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended March 31, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2023	$1,373	$23,470	$13,992	$38,835
Net income	—	—	1,172
Capital contributions from NEE	—	3,400	—
Other	—	(2)	1
Balances, March 31, 2024	$1,373	$26,868	$15,165	$43,406

Three Months Ended March 31, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2022	$1,373	$23,561	$13,986	$38,920
Net income	—	—	1,070
Distribution of a subsidiary to NEE	—	(90)	—
Balances, March 31, 2023	$1,373	$23,471	$15,056	$39,900

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2023 Form 10-K. In the opinion of NEE and FPL management, all adjustments considered necessary for fair financial statement presentation have been made. All adjustments are normal and recurring unless otherwise noted. The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 2) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $5.4 billion ($3.8 billion at FPL) and $5.7 billion ($3.9 billion at FPL) for the three months ended March 31, 2024 and 2023, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL's retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At March 31, 2024 and December 31, 2023, FPL's unbilled revenues amounted to approximately $621 million and $633 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of March 31, 2024, FPL expects to record approximately $375 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2024 to 2053, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2038, certain power purchase agreements with maturity dates through 2034, and capacity sales associated with natural gas transportation through 2062. At March 31, 2024, NEER expects to record approximately $1.2 billion of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. At March 31, 2024, NEE's AOCI included immaterial amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at March 31, 2024 and December 31, 2023, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2024
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$2,476	$4,412	$1,598	$(5,737)	$2,749
Interest rate contracts	$—	$320	$—	$58	378
Foreign currency contracts	$—	$—	$—	$—	—
Total derivative assets					$3,127

FPL – commodity contracts	$—	$—	$19	$(5)	$14

Liabilities:
NEE:
Commodity contracts	$3,374	$4,282	$931	$(5,883)	$2,704
Interest rate contracts	$—	$303	$—	$58	361
Foreign currency contracts	$—	$64	$—	$—	64
Total derivative liabilities					$3,129

FPL – commodity contracts	$—	$11	$17	$(5)	$23

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$1,461
Noncurrent derivative assets(c)					1,666
Total derivative assets					$3,127
Current derivative liabilities(d)					$720
Noncurrent derivative liabilities					2,409
Total derivative liabilities					$3,129

Net fair value by FPL balance sheet line item:
Current other assets					$2
Noncurrent other assets					12
Total derivative assets					$14
Current other liabilities					$16
Noncurrent other liabilities					7
Total derivative liabilities					$23
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
(b)Reflects the netting of approximately $90 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $380 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $616 million in margin cash collateral paid to counterparties.

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

At March 31, 2024 and December 31, 2023, NEE had approximately $29 million (none at FPL) and $78 million ($3 million at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at March 31, 2024 and December 31, 2023, NEE had approximately $135 million (none at FPL) and $73 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at March 31, 2024 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	March 31, 2024		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$436	$433	Discounted cash flow	Forward price (per MWh)	$(1)	—	$228	$52
Forward contracts – gas	319	100	Discounted cash flow	Forward price (per MMBtu)	$—	—	$12	$3
Forward contracts – congestion	51	56	Discounted cash flow	Forward price (per MWh)	$(37)	—	$34	$—
Options – power	23	5	Option models	Implied correlations	39%	—	47%	44%
				Implied volatilities	33%	—	166%	94%
Options – primarily gas	96	77	Option models	Implied correlations	39%	—	47%	44%
				Implied volatilities	14%	—	115%	45%
Full requirements and unit contingent contracts	454	192	Discounted cash flow	Forward price (per MWh)	$(1)	—	$366	$70
				Customer migration rate(b)	—%	—	67%	2%
Forward contracts – other	219	68
Total	$1,598	$931
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2024		2023
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$951	$24	$(854)	$9
Realized and unrealized gains (losses):
Included in operating revenues	33	—	1,208	—
Included in regulatory assets and liabilities	(16)	(16)	(17)	(17)
Purchases	23	—	214	—
Settlements	(299)	(6)	(304)	(3)
Issuances	(29)	—	(74)	—
Transfers in(a)	4	—	9	—
Transfers out(a)	—	—	274	—
Fair value of net derivatives based on significant unobservable inputs at March 31	$667	$2	$456	$(11)
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$(79)	$—	$797	$—
———————————————
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2024	2023
	(millions)
Commodity contracts(a) – operating revenues (including $100 unrealized gains and $1,142 unrealized gains, respectively)	$26	$1,019
Foreign currency contracts – interest expense (including $16 unrealized losses and $15 unrealized losses, respectively)	(23)	(18)
Interest rate contracts – interest expense (including $267 unrealized gains and $517 unrealized losses, respectively)	578	(484)
Losses reclassified from AOCI to interest expense:
Interest rate contracts	—	—
Foreign currency contracts	(1)	(1)
Total	$580	$516
———————————————
(a)For the three months ended March 31, 2024 and 2023, FPL recorded losses of approximately $20 million and $25 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

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

	March 31, 2024				December 31, 2023
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(159)	MWh	—		(167)	MWh	—
Natural gas	(1,154)	MMBtu	751	MMBtu	(1,452)	MMBtu	717	MMBtu
Oil	(38)	barrels	—		(42)	barrels	—

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
At March 31, 2024 and December 31, 2023, NEE had interest rate contracts with a net notional amount of approximately $17.5 billion and $25.6 billion, respectively, and foreign currency contracts with a notional amount of approximately $1.2 billion and $0.5 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At March 31, 2024 and December 31, 2023, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4.1 billion ($18 million for FPL) and $4.7 billion ($14 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three-level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $440 million (none at FPL) at March 31, 2024 and $510 million (none at FPL) at December 31, 2023. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.4 billion ($10 million at FPL) at March 31, 2024 and $2.4 billion ($15 million at FPL) at December 31, 2023. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.4 billion ($30 million at FPL) at March 31, 2024 and $1.7 billion ($50 million at FPL) at December 31, 2023.

Collateral related to derivatives, including amounts posted for margin, current exposures and future performance with exchanges and independent system operators, may be posted in the form of cash or credit support in the normal course of business. At March 31, 2024 and December 31, 2023, applicable NEE subsidiaries have posted approximately $532 million (none at FPL) and $691 million (none at FPL), respectively, in cash, and $1,440 million (none at FPL) and $1,595 million (none at FPL), respectively, in the form of letters of credit and surety bonds, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $559 million and $538 million at March 31, 2024 and December 31, 2023, respectively, and are included in noncurrent other assets on NEE's condensed consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2024
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$684	$—		$—	$684
FPL – equity securities	$11	$—		$—	$11
Special use funds:(b)
NEE:
Equity securities	$2,494	$2,981	(c)	$234	$5,709
U.S. Government and municipal bonds	$690	$45		$—	$735
Corporate debt securities	$1	$642		$—	$643
Asset-backed securities	$—	$825		$—	$825
Other debt securities	$—	$14		$—	$14
FPL:
Equity securities	$913	$2,685	(c)	$234	$3,832
U.S. Government and municipal bonds	$550	$23		$—	$573
Corporate debt securities	$—	$468		$—	$468
Asset-backed securities	$—	$607		$—	$607
Other debt securities	$—	$6		$—	$6
Other investments:(d)
NEE:
Equity securities	$52	$1		$—	$53
U.S. Government and municipal bonds	$246	$3		$—	$249
Corporate debt securities	$—	$494		$134	$628
Other debt securities	$—	$191		$39	$230
FPL:
Equity securities	$10	—		$—	$10

———————————————
(a)Includes restricted cash equivalents of approximately $19 million ($11 million for FPL) in current other assets on the condensed consolidated balance sheets.
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
———————————————
(a)Includes restricted cash equivalents of approximately $34 million ($11 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Contingent Consideration – NEER had approximately $125 million and $126 million of contingent consideration liabilities related to acquisitions included in noncurrent other liabilities on NEE's condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, respectively. Significant inputs and assumptions used in the fair value measurement of the contingent consideration, some of which are Level 3 and require judgment, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2024			December 31, 2023
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$1,247	$1,248		$1,186	$1,187
Other receivables, net of allowances(b)	$626	$626		$777	$777
Long-term debt, including current portion	$72,087	$67,997	(c)	$68,306	$64,103	(c)
FPL:
Special use funds(a)	$884	$885		$856	$856
Long-term debt, including current portion	$24,059	$22,403	(c)	$25,274	$23,430	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Approximately $400 million and $567 million is included in current other assets and $226 million and $210 million is included in noncurrent other assets on NEE's condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, respectively (primarily Level 3).
(c)At March 31, 2024 and December 31, 2023, substantially all is Level 2 for NEE and FPL.

Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $9,172 million ($6,369 million for FPL) and $8,697 million ($6,049 million for FPL) at March 31, 2024 and December 31, 2023, respectively, and FPL's storm fund assets of $1 million and $1 million at March 31, 2024 and December 31, 2023, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $3,409 million ($1,710 million for FPL) and $3,329 million ($1,693 million for FPL) at March 31, 2024 and December 31, 2023, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2024 of approximately eight years at both NEE and FPL. Other investments primarily consist of debt securities with a weighted-average maturity at March 31, 2024 of approximately six years. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains recognized on equity securities held at March 31, 2024 and 2023 are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
	(millions)
Unrealized gains	$430	$273	$288	$180

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
	(millions)
Realized gains	$11	$8	$10	$7
Realized losses	$11	$38	$8	$30
Proceeds from sale or maturity of securities	$564	$428	$432	$299

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(millions)
Unrealized gains	$25	$41	$18	$31
Unrealized losses(a)	$144	$134	$77	$71
Fair value	$2,134	$1,862	$968	$872
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at March 31, 2024 and December 31, 2023 were not material to NEE or FPL.

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

4.  Income Taxes

NEE's effective income tax rate for the three months ended March 31, 2024 and 2023 was approximately 10.5% and 17.8%, respectively. NEE's effective income tax rate is based on the composition of pretax income or loss.

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	1.5	3.2	4.3	4.2
Taxes attributable to noncontrolling interests	3.4	3.3	—	—
Renewable energy tax credits	(11.7)	(6.1)	(2.7)	(1.6)
Amortization of deferred regulatory credit	(1.9)	(2.1)	(2.9)	(3.5)
Other – net	(1.8)	(1.5)	(0.5)	(0.4)
Effective income tax rate	10.5%	17.8%	19.2%	19.7%

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NEE recognizes PTCs as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year. NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the expected value of most wind and some solar projects and a fundamental component of such wind and solar projects' results of operations. PTCs, as well as ITCs, can significantly affect NEE's effective income tax rate depending on the amount of pretax income or loss. The amount of PTCs recognized can be significantly affected by wind and solar generation and by the roll off of PTCs after ten years of production absent a repowering of the wind and solar projects.

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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. NEE acquired identifiable assets of approximately $1.3 billion, primarily relating to property, plant and equipment and intangible assets associated with biogas rights agreements and above-market purchased power agreements, and assumed liabilities of approximately $0.3 billion and noncontrolling interests of approximately $0.1 billion. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $0.3 billion of goodwill which has been recognized on NEE's condensed consolidated balance sheets, of which approximately $0.2 billion is expected to be deductible for tax purposes. Goodwill associated with the RNG acquisition is reflected within NEER and, for impairment testing, is included in the clean energy assets reporting unit. The goodwill arising from the transaction represents expected benefits of synergies and expansion opportunities for NEE's clean energy businesses.

6.  Related Party Transactions

With a focus on renewable energy projects, NEP owns, or has a partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and battery storage projects as well as a contracted natural gas pipeline. NEE owns a noncontrolling interest in NEP, primarily through its limited partner interest in NEP OpCo and accounts for its ownership interest in NEP as an equity method investment. NEER operates essentially all of the energy projects owned by NEP and provides services to NEP under various related party operations and maintenance, administrative and management services agreements (service agreements). NextEra Energy Resources is also party to a CSCS agreement with a subsidiary of NEP. At March 31, 2024 and December 31, 2023, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $1,443 million and $1,511 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $3 million and $44 million for the three months ended March 31, 2024 and 2023, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $61 million and $84 million are included in other receivables and $138 million and $114 million are included in noncurrent other assets at March 31, 2024 and December 31, 2023, respectively. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $2.0 billion at March 31, 2024 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2024 to 2059, including certain project performance obligations and obligations under financing and interconnection agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At March 31, 2024, approximately $59 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

During 2024 and 2023, certain services, primarily engineering, construction, transportation, storage and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $152 million and $233 million for the three months ended March 31, 2024 and 2023, respectively.

7.  Variable Interest Entities (VIEs)

NEER – At March 31, 2024, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Eight indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation facilities with generating capacity of approximately 765 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $1,769 million and $1,064 million, respectively, at March 31, 2024, and $1,796 million and $1,085 million, respectively, at December 31, 2023. At March 31, 2024 and December 31, 2023, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE which owns and operates an approximately 280-mile electric transmission line that went into service during the first quarter of 2022. A NEET subsidiary is the primary beneficiary and controls the most significant activities of the VIE. NEET is entitled to receive 48% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $696 million and $343 million, respectively, at March 31, 2024, and $741 million and $347 million, respectively, at December 31, 2023. At March 31, 2024 and December 31, 2023, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and long-term debt.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,372 million and $82 million, respectively, at March 31, 2024, and $1,434 million and $79 million, respectively, at December 31, 2023. At March 31, 2024 and December 31, 2023, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates 29 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with the generating/storage capacity of approximately 10,884 MW, 3,133 MW and 1,112 MW, respectively, and own wind generation, solar generation and battery storage facilities that, upon completion of construction, which is anticipated in 2024, are expected to have generating/storage capacity of approximately 163 MW, 105 MW and 407 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $22,433 million and $904 million, respectively, at March 31, 2024. There were 33 of these consolidated VIEs at December 31, 2023 and the assets and liabilities of those VIEs at such date totaled approximately $24,250 million and $3,148 million, respectively. At March 31, 2024 and December 31, 2023, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable.

Other – At March 31, 2024 and December 31, 2023, several NEE subsidiaries had investments totaling approximately $5,262 million ($4,145 million at FPL) and $4,962 million ($3,899 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $4,000 million and $3,913 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $180 million in several of these entities. See further discussion of such guarantees and commitments in Note 12 – Commitments and – Contracts, respectively.

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

The components of net periodic cost (income) for the plans are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
	(millions)
Service cost	$18	$16	$—	$—
Interest cost	33	33	2	3
Expected return on plan assets	(102)	(98)	—	—
Special termination benefit(a)	28	—	—	—
Net periodic cost (income) at NEE	$(23)	$(49)	$2	$3
Net periodic cost (income) allocated to FPL	$(9)	$(32)	$2	$2
———————————————
(a) Reflects enhanced early retirement benefit.

9.  Debt

Significant long-term debt issuances and borrowings during the three months ended March 31, 2024 were as follows:

Principal Amount	Interest Rate	Maturity Date
(millions)
NEECH:
Debentures – fixed	$3,800	4.90%	–	5.55%	2026	–	2054
Debentures – variable	$600	Variable	(a)	2026
Junior subordinated debentures	$1,000	6.70%	(b)	2054
Exchangeable senior notes(c)	$1,000	3.00%	2027
Canadian dollar denominated debentures(d)	$744	4.85%	2031
Revolving credit facilities	$700	Variable	(a)	2025
———————————————
(a)Variable rate is based on an underlying index plus a specified margin.
(b)Debentures will bear interest at a rate of 6.70% to September 1, 2029 and thereafter will bear interest at a rate equal to the Five-Year Treasury Rate (as specified in the junior subordinated debentures) plus 2.364%, reset every five years.
(c)See additional discussion of the exchangeable senior notes below.
(d)A foreign currency swap has been entered into with respect to this debt issuance. See Note 2.

In March 2024, NEECH issued $1.0 billion principal amount of its exchangeable senior notes due 2027 (the notes). A holder may exchange all or a portion of its notes at any time prior to the maturity date in accordance with the related indenture. Upon exchange, NEECH will pay cash up to the aggregate principal amount of the notes being exchanged and has the right, at its sole discretion, to pay or deliver cash, shares of NEE common stock or a combination of both, in respect of the remainder, if any, of NEECH's exchange obligation in excess of the aggregate principal amount of the notes being exchanged. At March 31, 2024, the initial exchange rate, which is subject to certain adjustments as set forth in the indenture, is 14.6927 shares of NEE common stock per $1,000 in principal amount of notes, which is equivalent to an initial exchange price of approximately $68.06 per share of NEE common stock.

NEECH used $52 million of the net proceeds from the sale of the notes to enter into capped call transactions. Under the capped call transactions, NEECH purchased capped call options with an initial strike price of $68.06 and an initial cap price of $83.34 in each case per share of NEE common stock and subject to adjustment in certain circumstances. The capped call transactions may be settled with cash or, at NEE's election, with shares of NEE common stock. Any capped call settlement value is expected to offset the value to be delivered upon exchange of the notes as a result of share price improvement up to the cap price.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended March 31,
	2024	2023
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$2,268	$2,086
Denominator:
Weighted-average number of common shares outstanding – basic	2,051.5	1,999.9
Equity units, stock options, performance share awards and restricted stock(a)	3.7	5.2
Weighted-average number of common shares outstanding – assuming dilution	2,055.2	2,005.1
Earnings per share attributable to NEE:
Basic	$1.11	$1.04
Assuming dilution	$1.10	$1.04
———————————————
(a)Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and/or performance share awards, exchangeable notes, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 43.4 million and 51.1 million for the three months ended March 31, 2024 and 2023, respectively.

Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

(17)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2024
Balances, December 31, 2023	$22	$(39)		$(79)	$(64)	$7	$(153)
Other comprehensive loss before reclassifications	—	(6)		—	(14)	—	(20)
Amounts reclassified from AOCI	—	1	(a)	—	—	—	1
Net other comprehensive loss	—	(5)		—	(14)	—	(19)
Less other comprehensive loss attributable to noncontrolling interests	—	—		—	5	—	5
Balances, March 31, 2024	$22	$(44)		$(79)	$(73)	$7	$(167)
Attributable to noncontrolling interests	$—	$—		$—	$(15)	$—	$(15)

———————————————
(a)Reclassified to gains (losses) on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2023
Balances, December 31, 2022	$20		$(69)		$(101)	$(74)	$6	$(218)
Other comprehensive income before reclassifications	—		9		—	3	—	12
Amounts reclassified from AOCI	1	(a)	5	(b)	1	—	—	7
Net other comprehensive income	1		14		1	3	—	19
Less other comprehensive income attributable to noncontrolling interests	—		—		—	(1)	—	(1)
Balances, March 31, 2023	$21		$(55)		$(100)	$(72)	$6	$(200)
Attributable to noncontrolling interests	$—		$—		$—	$(13)	$—	$(13)
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains (losses) on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

11.  Summary of Significant Accounting and Reporting Policies

Rate Regulation – In March 2024, the FPSC issued a supplemental final order regarding FPL's 2021 rate agreement. The order affirmed the FPSC's prior approval of the 2021 rate agreement and is intended to further document, as requested by the Florida Supreme Court, how the evidence presented led to and supports the FPSC's decision to approve FPL's 2021 rate agreement. In April 2024, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida submitted a notice of appeal to the Florida Supreme Court regarding the FPSC's supplemental final order. The Florida Supreme Court issued an order granting FPL's motion to expedite the schedule, and briefing is expected to be concluded by July 1, 2024.

In April 2024, the FPSC approved FPL’s March 2024 request for a mid-course correction to reduce the 2024 fuel cost recovery factors and refund customers approximately $662 million over eight months effective May 2024.

Restricted Cash – At March 31, 2024 and December 31, 2023, NEE had approximately $571 million ($15 million for FPL) and $730 million ($15 million for FPL), respectively, of restricted cash, which is included in current other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $214 million is netted against derivative assets and $616 million is netted against derivative liabilities at March 31, 2024 and $194 million is netted against derivative assets and $815 million is netted against derivative liabilities at December 31, 2023. See Note 2.

Property Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(millions)
Electric plant in service and other property	$144,982	$139,049	$83,520	$79,801
Nuclear fuel	1,639	1,564	1,155	1,125
Construction work in progress	16,682	18,652	6,050	8,311
Property, plant and equipment, gross	163,303	159,265	90,725	89,237
Accumulated depreciation and amortization	(34,110)	(33,489)	(18,694)	(18,629)
Property, plant and equipment – net	$129,193	$125,776	$72,031	$70,608

During the three months ended March 31, 2024 and 2023, FPL recorded AFUDC of approximately $65 million and $39 million, respectively, including AFUDC – equity of $53 million and $30 million, respectively. During the three months ended March 31, 2024 and 2023, NEER capitalized interest on construction projects of approximately $97 million and $58 million, respectively.

Structured Payables – At March 31, 2024 and December 31, 2023, NEE's outstanding obligations under its structured payables program were approximately $0.6 billion and $4.7 billion, respectively, substantially all of which is included in accounts payable on NEE's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Income Taxes – For taxable years beginning after 2022, renewable energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of renewable energy tax credits, approximately $198 million during the three months ended March 31, 2024, are reported in the cash paid (received) for income taxes – net within the supplemental disclosures of cash flow information on NEE's condensed consolidated statements of cash flows.

Noncontrolling Interests – At March 31, 2024 and December 31, 2023, approximately $8,870 million and $8,857 million, respectively, of noncontrolling interests on NEE's condensed consolidated balance sheets relates to differential membership interests. For the three months ended March 31, 2024 and 2023, NEE recorded earnings of approximately $348 million and $339 million, respectively, associated with differential membership interests, which is reflected as net loss attributable to noncontrolling interests on NEE's condensed consolidated statements of income.

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

At March 31, 2024, estimated capital expenditures, on an accrual basis, for the remainder of 2024 through 2028 were as follows:

	Remainder of 2024	2025	2026	2027	2028	Total
	(millions)
FPL:
Generation:(a)
New(b)	$1,590	$3,180	$4,190	$3,760	$3,305	$16,025
Existing	595	730	855	1,220	1,400	4,800
Transmission and distribution(c)	2,610	2,735	2,845	3,910	4,210	16,310
Nuclear fuel	115	205	300	305	390	1,315
General and other	495	695	810	615	540	3,155
Total	$5,405	$7,545	$9,000	$9,810	$9,845	$41,605
NEER:(d)
Wind(e)	$1,925	$925	$380	$65	$55	$3,350
Solar(f)	2,800	2,480	950	840	—	7,070
Other clean energy(g)	1,295	1,080	210	150	60	2,795
Nuclear, including nuclear fuel	245	360	270	430	315	1,620
Rate-regulated transmission(h)	595	1,295	820	615	325	3,650
Other	625	415	285	240	200	1,765
Total	$7,485	$6,555	$2,915	$2,340	$955	$20,250
———————————————
(a)Includes AFUDC of approximately $95 million, $120 million, $180 million, $175 million and $165 million for the remainder of 2024 through 2028, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $70 million, $90 million, $100 million, $90 million and $65 million for the remainder of 2024 through 2028, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 2,589 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 8,017 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects and renewable fuels projects.
(h)Includes AFUDC of approximately $15 million, $45 million, $105 million and $60 million for the remainder of 2024 through 2027, respectively.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 6 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $480 million at March 31, 2024. These obligations primarily related to guaranteeing the residual value of certain financing leases. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

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

At March 31, 2024, NEER has entered into contracts with expiration dates through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel. Approximately $4.9 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2044.

The required capacity and/or minimum payments under contracts, including those discussed above, at March 31, 2024 were estimated as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
	(millions)
FPL(a)	$840	$1,110	$1,110	$1,005	$955	$7,880
NEER(b)(c)(d)	$4,220	$1,685	$260	$245	$115	$1,970
———————————————
(a)Includes approximately $305 million, $405 million, $400 million, $400 million, $400 million and $5,160 million for the remainder of 2024 through 2028 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $102 million and $102 million for the three months ended March 31, 2024 and 2023, respectively, of which $24 million and $25 million, respectively, were eliminated in consolidation at NEE.
(b)Includes a 20-year natural gas transportation agreement (approximately $70 million per year) with Mountain Valley Pipeline, a joint venture in which NEER has a 32.8% equity investment, that is constructing a natural gas pipeline. The transportation agreement commitments are subject to the completion of construction which is expected in mid-2024.
(c)Includes approximately $220 million of commitments to invest in technology and other investments through 2031. See Note 7 – Other.
(d)Includes approximately $490 million, $370 million and $190 million for the remainder of 2024 through 2026, respectively, of joint obligations of NEECH and NEER.

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

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils, except for Duane Arnold which has a limit of $50 million for property damage, decontamination risks and non-nuclear perils. NEE participates in co-insurance of 10% of the first $400 million of losses per site per occurrence, except at Duane Arnold. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $167 million ($104 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $3 million, $2 million and $4 million, plus any applicable taxes, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Legal Proceedings – FPL is the defendant in a purported class action lawsuit filed in February 2018 that seeks from FPL unspecified damages for alleged breach of contract and gross negligence based on service interruptions that occurred as a result of Hurricane Irma in 2017. There is currently no trial date set. The Miami-Dade County Circuit Court certified the case as a class action and FPL's appeal of that decision was denied by Florida's Third District Court of Appeal (3rd DCA) in March 2023. The certified class encompasses all persons and business owners who reside in and are otherwise citizens of the state of Florida that contracted with FPL for electrical services, were charged storm charges, experienced a power outage after Hurricane Irma and suffered consequential damages because of FPL’s alleged breach of contract or gross negligence. FPL filed a motion on March 31, 2023, for rehearing with the 3rd DCA claiming that the opinion upholding the class certification contains several errors that should be reheard by the full 3rd DCA. The motion is pending. Additionally, in July 2023, FPL filed a motion to dismiss the lawsuit on the basis that, among other things, it believes the FPSC has exclusive jurisdiction over any issues arising from a utility's preparation for and response to emergencies or disasters. Oral argument regarding FPL's motion for rehearing is scheduled for April 24, 2024. FPL is vigorously defending against the claims in this proceeding.

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

NEE, along with certain current and former executives and directors are the named defendants in purported shareholder derivative actions filed in the 15th Judicial Circuit in Palm Beach County, Florida in July 2023 and March 2024, and in the U.S. District Court for the Southern District of Florida in October 2023 and November 2023 (which were consolidated in January 2024) seeking unspecified damages allegedly resulting from, among other things, breaches of fiduciary duties and, in the consolidated cases, violations of the federal securities laws, all purporting to relate to alleged campaign finance law violations and associated matters. Defendants are vigorously defending against the claims in these proceedings. In January 2024, NEE and the plaintiffs in the derivative actions filed in 2023 agreed to a specified stay in these cases. NEE also has received demand letters and books and records requests from counsel representing other purported shareholders and containing similar allegations. These demands seek, among other things, a Board of Directors investigation of, and/or documentation regarding, these allegations. NEE and certain of the shareholders demanding an investigation have agreed to a specified stay of all material activities related to the demand.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

NEE's segment information is as follows:

	Three Months Ended March 31,
	2024						2023
	FPL		NEER(a)		Corporate and Other	NEE Consoli- dated	FPL		NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$3,834		$1,864		$33	$5,731	$3,919		$2,792		$5	$6,716
Operating expenses – net	$2,158		$1,556		$62	$3,776	$2,373		$1,325		$74	$3,772
Gains (losses) on disposal of businesses/assets – net	$—		$63		$(5)	$58	$—		$1		$(3)	$(2)
Net loss attributable to noncontrolling interests	$—		$331		$—	$331	$—		$301		$—	$301
Net income (loss) attributable to NEE	$1,172	(b)	$966	(b)	$130	$2,268	$1,070	(b)	$1,440	(b)	$(424)	$2,086
———————————————
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)Includes amounts that were recognized based on its tax sharing agreement with NEE. See Note 4 – Income Taxes.

	March 31, 2024				December 31, 2023
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$93,117	$84,916	$1,917	$179,950	$91,469	$83,145	$2,875	$177,489

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves approximately 5.9 million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2023 MWh produced on a net generation basis, as well as a world leader in battery storage. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER. Corporate and Other is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries, and may include the net effect of rounding. See Note 13 for additional segment information. The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2023 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
	(millions)
FPL	$1,172	$1,070	$0.57	$0.53
NEER(a)	966	1,440	0.47	0.72
Corporate and Other	130	(424)	0.06	(0.21)
NEE	$2,268	$2,086	$1.10	$1.04
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended March 31,
	2024	2023
	(millions)
Net gains associated with non-qualifying hedge activity(a)	$331	$382
Differential membership interests-related – NEER	$(5)	$(17)
NEP investment gains, net – NEER	$(23)	$3
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net – NEER	$92	$67
Impairment charges related to investment in Mountain Valley Pipeline – NEER	$—	$(27)
———————————————
(a)    For the three months ended March 31, 2024 and 2023, approximately $74 million and $682 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE increased by $182 million for the three months ended March 31, 2024 reflecting higher results at FPL and Corporate and Other, partly offset by lower results at NEER.

FPL's increase in net income for the three months ended March 31, 2024 was primarily driven by continued investments in plant in service and other property.

NEER's results decreased for the three months ended March 31, 2024 primarily reflecting less favorable non-qualifying hedge activity compared to 2023, partly offset by higher earnings from new investments.

Corporate and Other's results increased for the three months ended March 31, 2024 primarily due to favorable non-qualifying hedge activity compared to 2023.

NEE's effective income tax rates for the three months ended March 31, 2024 and 2023 were approximately 11% and 18%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average rate base by approximately $6.8 billion for the three months ended March 31, 2024, when compared to the same period in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization is permitted by FPL's 2021 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. During the three months ended March 31, 2024 and 2023, FPL recorded reserve amortization of approximately $572 million and $373 million, respectively. See Depreciation and Amortization Expense below. During both 2024 and 2023, FPL earned an approximately 11.80% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of March 31, 2024 and March 31, 2023.

FPL implemented an interim storm restoration charge in April 2023 for eligible storm restoration costs of approximately $1.3 billion, primarily related to surcharges for Hurricanes Ian and Nicole which impacted FPL's service area in 2022.

In March 2024, the FPSC issued a supplemental final order regarding FPL’s 2021 rate agreement. In April 2024, a notice of appeal of the supplemental final order was filed. See Note 11 – Rate Regulation.

Operating Revenues
During the three months ended March 31, 2024, operating revenues decreased $85 million primarily reflecting a decrease in fuel revenues of approximately $160 million, partly offset by an increase in storm cost recovery revenues of $110 million primarily associated with Hurricanes Ian and Nicole, as discussed above. The decrease in fuel revenues primarily related to lower fuel and energy prices. Additionally, during the three months ended March 31, 2024, retail base revenues decreased approximately $7 million, primarily related to a decrease of approximately 3.2% in the average usage per retail customer driven by unfavorable weather when compared to the prior year period, partly offset by an increase of 1.7% in the average number of customer accounts.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $180 million for the three months ended March 31, 2024 primarily reflecting lower fuel and energy prices.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $32 million during the three months ended March 31, 2024. The decrease for the three months ended March 31, 2024 primarily reflects the impact of reserve amortization, partly offset by the amortization of deferred storm cost expenses primarily associated with Hurricanes Ian and Nicole, as discussed above. During the three months ended March 31, 2024 and 2023, FPL recorded reserve amortization of approximately $572 million and $373 million, respectively. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on the condensed consolidated balance sheets. At March 31, 2024, approximately $651 million of reserve amortization remains available under the 2021 rate agreement.

NEER: Results of Operations

NEER’s results decreased $474 million for the three months ended March 31, 2024. The primary drivers, on an after-tax basis, of the changes are in the following table.

Increase (Decrease) From Prior Year Period
Three Months Ended March 31, 2024
(millions)
New investments(a)	$299
Existing clean energy(a)	(50)
Gas infrastructure(a)	(12)
Customer supply(b)	74
NEET(a)	(2)
Other, including interest expense, corporate general and administrative expenses and other investment income	(201)
Change in non-qualifying hedge activity(c)	(608)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	25
NEP investment gains, net(c)	(26)
Impairment charges related to investment in Mountain Valley Pipeline(c)	27
Change in net income less net loss attributable to noncontrolling interests	$(474)
———————————————
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with renewable energy tax credits for wind, solar and storage projects, as applicable, but excludes allocation of interest expense and corporate general and administrative expenses except for an allocated credit support charge related to guarantees issued to conduct business activities. Results from projects, pipelines and rate-regulated transmission facilities and transmission lines are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, are included in existing clean energy, pipeline results are included in gas infrastructure and rate-regulated transmission facilities and transmission lines are included in NEET beginning with the thirteenth month of operation or ownership.
(b)    Excludes allocation of interest expense and corporate general and administrative expenses except for an allocated credit support charge related to guarantees issued to conduct business activities.
(c)    See Overview – Adjusted Earnings for additional information.

New Investments
Results from new investments for the three months ended March 31, 2024 increased primarily due to higher earnings related to new wind and solar generation and battery storage facilities that entered service during or after the three months ended March 31, 2023.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2024 decreased $928 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $51 million of gains for the three months ended March 31, 2024 compared to $1,095 million of gains for the comparable period in 2023), and
•other net decreases in revenues of $125 million,
partly offset by,
•revenues from new investments of $124 million, and
•increases in revenues of $117 million from the customer supply and gas infrastructure businesses.

Operating Expenses – net
Operating expenses – net for the three months ended March 31, 2024 increased $231 million primarily due to increases of $112 million in depreciation and amortization expenses, $81 million in O&M expenses and $19 million in fuel, purchased power and interchange expenses. The increases were primarily associated with growth across the NEER businesses.

Interest Expense
NEER’s interest expense for the three months ended March 31, 2024 decreased $176 million primarily reflecting approximately $263 million of favorable impacts related to changes in the fair value of interest rate derivative instruments, partly offset by higher average interest rates and higher average debt balances.

Income Taxes
PTCs from wind and solar projects and ITCs from solar, battery storage and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. See Note 4.

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

Corporate and Other's results increased $554 million during the three months ended March 31, 2024 primarily due to favorable after-tax impacts of approximately $557 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures (see Note 12 – Commitments), investments in or acquisitions of assets and businesses (see Note 5), payment of maturing debt and related derivative obligations (see Note 9 and Note 2) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt (see Note 9) and, from time to time, equity securities, proceeds from differential membership investors, the sale of renewable energy tax credits (see Note 11 – Income Taxes) and sales of assets to NEP or third parties, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE's sources and uses of cash for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(millions)
Sources of cash:
Cash flows from operating activities	$3,077	$1,673
Issuances of long-term debt, including premiums and discounts	7,811	6,655
Sale of independent power and other investments of NEER	565	305
Issuances of common stock/equity units – net	6	2,502
Net increase in commercial paper and other short-term debt	2,945	1,635
Total sources of cash	14,404	12,770
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(9,711)	(7,245)
Retirements of long-term debt	(3,994)	(2,601)
Payments to related parties under the CSCS agreement – net	(68)	(277)
Dividends on common stock	(1,058)	(930)
Other uses – net	(779)	(971)
Total uses of cash	(15,610)	(12,024)
Effects of currency translation on cash, cash equivalents and restricted cash	(1)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,207)	$748

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2024 through 2028.

The following table provides a summary of capital investments for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(millions)
FPL:
Generation:
New	$584	$257
Existing	293	403
Transmission and distribution	1,157	1,287
Nuclear fuel	108	33
General and other	96	124
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	107	170
Total	2,345	2,274
NEER:
Wind	2,423	1,423
Solar (includes solar plus battery storage projects)	2,688	1,407
Other clean energy	1,208	1,230
Nuclear (includes nuclear fuel)	55	43
Natural gas pipelines	285	43
Other gas infrastructure	306	649
Rate-regulated transmission	181	55
Other	129	115
Total	7,275	4,965
Corporate and Other	91	6
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$9,711	$7,245

Liquidity

At March 31, 2024, NEE's total net available liquidity was approximately $10.8 billion. The table below provides the components of FPL's and NEECH's net available liquidity at March 31, 2024.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,420	$10,667	$14,087	2025 – 2029	2025 – 2029
Issued letters of credit	(3)	(425)	(428)
	3,417	10,242	13,659

Bilateral revolving credit facilities(b)	1,080	1,900	2,980	2024 – 2027	2024 – 2025
Borrowings	—	(1,800)	(1,800)
	1,080	100	1,180

Letter of credit facilities(c)	—	3,530	3,530		2024 – 2026
Issued letters of credit	—	(2,850)	(2,850)
	—	680	680

Subtotal	4,497	11,022	15,519

Cash and cash equivalents	22	1,616	1,638
Commercial paper and other short-term borrowings outstanding	(550)	(7,300)	(7,850)
Amounts due to related parties under the CSCS agreement (see Note 6)	—	1,443	1,443
Net available liquidity	$3,969	$6,781	$10,750
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,200 million ($450 million for FPL and $2,750 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,319 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $1,812 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. As of March 31, 2024, approximately $3,664 million of NEECH's syndicated revolving credit facilities expire over the next 12 months.
(b)    Only available for the funding of loans. As of March 31, 2024, approximately $550 million of FPL's and $1,250 million of NEECH's bilateral revolving credit facilities expire over the next 12 months.
(c)    Only available for the issuance of letters of credit. As of March 31, 2024, approximately $980 million of the letter of credit facilities expire over the next 12 months.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 6 regarding guarantees of obligations on behalf of NEP subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At March 31, 2024, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at March 31, 2024, NEE subsidiaries had approximately $5.7 billion in guarantees related to obligations under purchased power and acquisition agreements, nuclear-related activities, payment obligations related to PTCs, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 12 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At March 31, 2024, these guarantees totaled approximately $1.2 billion and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. At March 31, 2024, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at March 31, 2024) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $1.6 billion.

At March 31, 2024, subsidiaries of NEE also had approximately $5.2 billion of standby letters of credit and approximately $1.7 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Three Months Ended March 31, 2024			Year Ended December 31, 2023
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(2)	$1,931	$5,731	$(20)	$9,878	$28,114
Operating income (loss)	$(51)	$382	$2,013	$(359)	$3,918	$10,237
Net income (loss)	$89	$772	$1,937	$(867)	$1,736	$6,282
Net income (loss) attributable to NEE/NEECH	$89	$1,103	$2,268	$(867)	$2,764	$7,310

	March 31, 2024			December 31, 2023
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$604	$8,550	$12,680	$1,860	$10,559	$15,361
Total noncurrent assets	$2,522	$79,245	$167,270	$2,491	$76,550	$162,128
Total current liabilities	$12,325	$20,295	$24,803	$6,709	$20,192	$27,963
Total noncurrent liabilities	$34,251	$52,791	$95,758	$28,874	$47,940	$90,502
Redeemable noncontrolling interests	$—	$453	$453	$—	$1,256	$1,256
Noncontrolling interests	$—	$10,295	$10,295	$—	$10,300	$10,300

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

Shelf Registration
In March 2024, NEE, NEECH and FPL filed a shelf registration statement with the SEC for an unspecified amount of securities, which became effective upon filing. The amount of securities issuable by the companies is established from time to time by their respective boards of directors. Securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, common stock, preferred stock, depositary shares, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2024 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three Months Ended March 31, 2024
Fair value of contracts outstanding at December 31, 2023	$1,337	$(1,477)	$12	$(128)
Reclassification to realized at settlement of contracts	(44)	73	(1)	28
Value of contracts acquired	—	(3)	—	(3)
Net option premium purchases (issuances)	(4)	1	—	(3)
Changes in fair value excluding reclassification to realized	96	(71)	(20)	5
Fair value of contracts outstanding at March 31, 2024	1,385	(1,477)	(9)	(101)
Net margin cash collateral paid (received)				146
Total mark-to-market energy contract net assets (liabilities) at March 31, 2024	$1,385	$(1,477)	$(9)	$45

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2024 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2024
(millions)
Current derivative assets	$1,284
Noncurrent derivative assets	1,465
Current derivative liabilities	(689)
Noncurrent derivative liabilities	(2,015)
NEE's total mark-to-market energy contract net assets	$45

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2024 were as follows:

	Maturity
	2024	2025	2026	2027	2028	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(579)	$(255)	$7	$(1)	$44	$61	$(723)
Significant other observable inputs	427	468	250	160	63	51	1,419
Significant unobservable inputs	408	39	(7)	(2)	4	247	689
Total	256	252	250	157	111	359	1,385
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(31)	(66)	(43)	(18)	(9)	(8)	(175)
Significant other observable inputs	(97)	(312)	(276)	(213)	(118)	(262)	(1,278)
Significant unobservable inputs	47	(43)	(42)	(35)	(1)	50	(24)
Total	(81)	(421)	(361)	(266)	(128)	(220)	(1,477)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(7)	(2)	(1)	(1)	—	—	(11)
Significant unobservable inputs	(5)	8	(2)	1	—	—	2
Total	(12)	6	(3)	—	—	—	(9)
Total sources of fair value	$163	$(163)	$(114)	$(109)	$(17)	$139	$(101)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2023	$—	$4	$4	$2	$114	$116	$2	$113	$111
March 31, 2024	$—	$5	$5	$2	$111	$113	$2	$112	$113
Average for the three months ended March 31, 2024	$—	$4	$4	$2	$122	$122	$2	$120	$121
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $0 million and $1 million at March 31, 2024 and December 31, 2023, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Special use funds	$2,217	$2,217	$2,222	$2,222
Other investments, primarily debt securities	$1,733	$1,733	$1,802	$1,802
Long-term debt, including current portion	$72,087	$67,997	$68,306	$64,103
Interest rate contracts – net unrealized gains	$17	$17	$(249)	$(249)
FPL:
Special use funds	$1,654	$1,654	$1,658	$1,658
Long-term debt, including current portion	$24,059	$22,403	$25,274	$23,430
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

At March 31, 2024, NEE had interest rate contracts with a net notional amount of approximately $17.5 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE's net liabilities would increase by approximately $2,782 million ($1,057 million for FPL) at March 31, 2024.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $5,709 million and $5,290 million ($3,832 million and $3,536 million for FPL) at March 31, 2024 and December 31, 2023, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At March 31, 2024, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $534 million ($349 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income. See Note 3.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At March 31, 2024, NEE's credit risk exposure associated with its energy marketing and trading operations, taking into account collateral and contractual netting rights, totaled approximately $3.0 billion ($76 million for FPL), of which approximately 90% (99% for FPL) was with companies that have investment grade credit ratings. See Note 2.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2024.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2023 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2023 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described in the 2023 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2024 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/24 – 1/31/24	—	$—	—	180,000,000
2/1/24 – 2/29/24	219,899	$57.27	—	180,000,000
3/1/24 – 3/31/24	—	$—	—	180,000,000
Total	219,899	$57.27	—
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

Item 5. Other Information

(c)    Rule 10b5-1 trading arrangements adopted during the three months ended March 31, 2024 were as follows:

•On February 5, 2024, Armando Pimentel, Jr., President and Chief Executive Officer of FPL, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 99,412 shares of NEE's common stock until January 31, 2025.
•On March 1, 2024, Charles E. Sieving, Executive Vice President, Chief Legal, Environmental and Federal Regulatory Affairs Officer of NEE, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 154,411 shares of NEE's common stock until December 31, 2024.

Item 6.  Exhibits
`

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated January 31, 2024, creating the 4.95% Debentures, Series due January 29, 2026 (filed as Exhibit 4(oo) to Form 10-K for the year ended December 31, 2023, File No. 1-8841)
x
*4(b)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated January 31, 2024, creating the Floating Rate Debentures, Series due January 29, 2026 (filed as Exhibit 4(ss) to Form 10-K for the year ended December 31, 2023, File No. 1-8841)
x
*4(c)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated January 31, 2024, creating the 4.90% Debentures, Series due March 15, 2029 (filed as Exhibit 4(pp) to Form 10-K for the year ended December 31, 2023, File No. 1-8841)
x
*4(d)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated January 31, 2024, creating the 5.25% Debentures, Series due March 15, 2034 (filed as Exhibit 4(qq) to Form 10-K for the year ended December 31, 2023, File No. 1-8841)
x
*4(e)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated January 31, 2024, creating the 5.55% Debentures, Series due March 15, 2054 (filed as Exhibit 4(rr) to Form 10-K for the year ended December 31, 2023, File No. 1-8841)
x
*4(f)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 1, 2024, creating the Series Q Junior Subordinated Debentures due September 1, 2054 (filed as Exhibit 4(bn), File Nos. 333-278184, 333-278184-01, and 333-278184-02)
x
*4(g)
Indenture, dated as of March 1, 2024, by and among NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4 to Form 8-K dated March 4, 2024, File No. 1-8841)
x
*4(h)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 7, 2024, creating the 4.85% Debentures, Series due April 30, 2031 (filed as Exhibit 4(at), File Nos. 333-278184, 333-278184-01, and 333-278184-02)
x
*10(a)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2024 (filed as Exhibit 10(ii) to Form 10-K for the year ended December 31, 2023, File No. 1-8841)	x
*10(b)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Nicole J. Daggs dated as of January 1, 2024 (filed as Exhibit 10(tt) to Form 10-K for the year ended December 31, 2023, File No. 1-8841)
		x	x
*10(c)	NextEra Energy Partners, LP 2024 Long Term Incentive Plan (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2024, File No. 1-36518)	x
*10(d)	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2024 Long Term Incentive Plan (filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2024, File No. 1-36518)	x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: April 23, 2024

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Vice President, Accounting and Controller (Principal Accounting Officer)