Form 10-Q
period 2024-09-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2024-10-23
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at September 30, 2024: 2,056,404,540

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at September 30, 2024, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2021 rate agreement	December 2021 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding
AFUDC	allowance for funds used during construction
AFUDC – equity	equity component of AFUDC
AOCI	accumulated other comprehensive income (loss)
CSCS agreement	amended and restated cash sweep and credit support agreement
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, an entity in which, as of September 30, 2024, a NextEra Energy Resources' subsidiary has a noncontrolling ownership interest
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP, a subsidiary of NEP
net generation	net ownership interest in plant(s) generation
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment or other than temporarily impaired
PTC	production tax credit
regulatory ROE	return on common equity as determined for regulatory purposes
renewable energy tax credits	production tax credits and investment tax credits collectively
RNG	renewable natural gas
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NextEra Energy Resources' subsidiary has a noncontrolling ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America
VIE	variable interest entity

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING REVENUES	$7,567	$7,172	$19,368	$21,236
OPERATING EXPENSES
Fuel, purchased power and interchange	1,451	1,554	3,937	4,280
Other operations and maintenance	1,247	1,196	3,541	3,391
Depreciation and amortization	1,642	1,957	3,949	4,272
Taxes other than income taxes and other – net	602	636	1,721	1,727
Total operating expenses – net	4,942	5,343	13,148	13,670
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	231	7	318	11
OPERATING INCOME	2,856	1,836	6,538	7,577
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,817)	(26)	(2,960)	(1,344)
Equity in earnings (losses) of equity method investees	237	(954)	599	(721)
Allowance for equity funds used during construction	50	43	147	105
Gains on disposal of investments and other property – net	1	29	132	126
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	108	(98)	148	(10)
Other net periodic benefit income	66	62	171	184
Other – net	95	81	218	288
Total other income (deductions) – net	(1,260)	(863)	(1,545)	(1,372)
INCOME BEFORE INCOME TAXES	1,596	973	4,993	6,205
INCOME TAX EXPENSE (BENEFIT)	5	(46)	168	838
NET INCOME	1,591	1,019	4,825	5,367
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	261	200	918	733
NET INCOME ATTRIBUTABLE TO NEE	$1,852	$1,219	$5,743	$6,100
Earnings per share attributable to NEE:
Basic	$0.90	$0.60	$2.80	$3.02
Assuming dilution	$0.90	$0.60	$2.79	$3.02

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME	$1,591	$1,019	$4,825	$5,367
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from AOCI to net income (net of $0 tax benefit, $0 tax benefit, $0 tax benefit and $1 tax benefit, respectively)	1	—	1	1
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $10 tax expense, $6 tax benefit, $7 tax expense and $7 tax benefit, respectively)	32	(19)	23	(20)
Reclassification from AOCI to net income (net of $1 tax benefit, $1 tax benefit, $2 tax benefit and $3 tax benefit, respectively)	1	2	6	9
Defined benefit pension and other benefits plans:
Reclassification from AOCI to net income (net of $0 tax benefit, $0 tax benefit, $0 tax benefit and $0 tax benefit, respectively)	—	—	—	1
Net unrealized gains (losses) on foreign currency translation	8	(15)	(13)	(2)
Other comprehensive income related to equity method investees (net of $0 tax benefit, $0 tax benefit, $0 tax benefit and $0 tax benefit, respectively)	1	—	1	—
Total other comprehensive income (loss), net of tax	43	(32)	18	(11)
COMPREHENSIVE INCOME	1,634	987	4,843	5,356
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	260	205	921	734
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$1,894	$1,192	$5,764	$6,090

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,263	$2,690
Customer receivables, net of allowances of $63 and $52, respectively	3,553	3,609
Other receivables	796	944
Materials, supplies and fuel inventory	2,258	2,106
Regulatory assets	572	1,460
Derivatives	875	1,730
Contract assets	627	1,487
Other	1,236	1,335
Total current assets	12,180	15,361
Other assets:
Property, plant and equipment – net ($22,418 and $26,900 related to VIEs, respectively)	134,309	125,776
Special use funds	9,755	8,698
Investment in equity method investees	7,259	6,156
Prepaid benefit costs	2,237	2,112
Regulatory assets	5,030	4,801
Derivatives	1,578	1,790
Goodwill	4,919	5,091
Other	8,746	7,704
Total other assets	173,833	162,128
TOTAL ASSETS	$186,013	$177,489
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$3,970	$4,650
Other short-term debt	5,140	255
Current portion of long-term debt ($28 and $66 related to VIEs, respectively)	7,557	6,901
Accounts payable ($60 and $1,718 related to VIEs, respectively)	4,884	8,504
Customer deposits	683	638
Accrued interest and taxes	1,758	970
Derivatives	1,122	845
Accrued construction-related expenditures	1,616	1,861
Regulatory liabilities	371	340
Other	2,546	2,999
Total current liabilities	29,647	27,963
Other liabilities and deferred credits:
Long-term debt ($832 and $1,374 related to VIEs, respectively)	66,100	61,405
Asset retirement obligations	3,557	3,403
Deferred income taxes	10,954	10,142
Regulatory liabilities	10,501	10,049
Derivatives	2,404	2,741
Other	3,312	2,762
Total other liabilities and deferred credits	96,828	90,502
TOTAL LIABILITIES	126,475	118,465
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIEs	—	1,256
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 2,056 and 2,052, respectively)	21	21
Additional paid-in capital	17,359	17,365
Retained earnings	32,802	30,235
Accumulated other comprehensive loss	(131)	(153)
Total common shareholders' equity	50,051	47,468
Noncontrolling interests ($9,349 and $10,180 related to VIEs, respectively)	9,487	10,300
TOTAL EQUITY	59,538	57,768
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$186,013	$177,489
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,825	$5,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,949	4,272
Nuclear fuel and other amortization	230	198
Unrealized losses (gains) on marked to market derivative contracts – net	514	(2,494)
Foreign currency transaction losses (gains)	(1)	71
Deferred income taxes	550	466
Cost recovery clauses and franchise fees	946	1,020
Equity in losses (earnings) of equity method investees	(599)	721
Distributions of earnings from equity method investees	641	520
Gains on disposal of businesses, assets and investments – net	(450)	(137)
Recoverable storm-related costs	(139)	(366)
Other – net	(36)	40
Changes in operating assets and liabilities:
Current assets	(146)	(206)
Noncurrent assets	(137)	(330)
Current liabilities	1,004	(757)
Noncurrent liabilities	128	38
Net cash provided by operating activities	11,279	8,423
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(6,221)	(7,279)
Independent power and other investments of NEER	(13,436)	(11,456)
Nuclear fuel purchases	(334)	(126)
Other capital expenditures	(117)	(49)
Sale of independent power and other investments of NEER	2,208	1,353
Proceeds from sale or maturity of securities in special use funds and other investments	3,318	3,539
Purchases of securities in special use funds and other investments	(3,770)	(4,759)
Other – net	(32)	—
Net cash used in investing activities	(18,384)	(18,777)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	16,175	9,978
Retirements of long-term debt	(8,941)	(5,084)
Net change in commercial paper	(680)	2,276
Proceeds from other short-term debt	6,358	1,925
Repayments of other short-term debt	(1,473)	(638)
Payments to related parties under a cash sweep and credit support agreement – net	(1,460)	(206)
Issuances of common stock/equity units – net	(7)	4,505
Dividends on common stock	(3,176)	(2,823)
Other – net	(537)	(230)
Net cash provided by financing activities	6,259	9,703
Effects of currency translation on cash, cash equivalents and restricted cash	—	(12)
Net decrease in cash, cash equivalents and restricted cash	(846)	(663)
Cash, cash equivalents and restricted cash at beginning of period	3,420	3,441
Cash, cash equivalents and restricted cash at end of period	$2,574	$2,778
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,924	$1,797
Cash paid (received) for income taxes – net	$(615)	$323
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$4,384	$6,148
Right-of-use asset in exchange for finance lease liability	$482	$119

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended September 30, 2024	Shares	Aggregate Par Value
Balances, June 30, 2024	2,055	$21	$17,282	$(171)	$32,008	$49,140	$10,296	$59,436	$—
Net income (loss)	—	—	—	—	1,852	1,852	(261)		—
Share-based payment activity	1	—	85	—	—	85	—		—
Dividends on common stock(a)	—	—	—	—	(1,059)	(1,059)	—		—
Other comprehensive income	—	—	—	42	—	42	1		—
Other differential membership interests activity	—	—	(4)	—	—	(4)	313
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(844)		—
Other – net	—	—	(4)	(2)	1	(5)	(18)		—
Balances, September 30, 2024	2,056	$21	$17,359	$(131)	$32,802	$50,051	$9,487	$59,538	$—
———————————————
(a)Dividends per share were $0.515 for the three months ended September 30, 2024.
(b)See Note 11 - Disposal of Businesses.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Nine Months Ended September 30, 2024	Shares	Aggregate Par Value
Balances, December 31, 2023	2,052	$21	$17,365	$(153)	$30,235	$47,468	$10,300	$57,768	$1,256
Net income (loss)	—	—	—	—	5,743	5,743	(935)		17
Issuances of common stock/equity units – net	—	—	(40)	—	—	(40)	—		—
Share-based payment activity	4	—	196	—	—	196	—		—
Dividends on common stock(a)	—	—	—	—	(3,176)	(3,176)	—		—
Other comprehensive income (loss)	—	—	—	21	—	21	(3)		—
Premium on equity units	—	—	(117)	—	—	(117)	—		—
Other differential membership interests activity	—	—	9	—	—	9	1,017		(1,273)
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(844)		—
Other – net	—	—	(54)	1	—	(53)	(48)		—
Balances, September 30, 2024	2,056	$21	$17,359	$(131)	$32,802	$50,051	$9,487	$59,538	$—
———————————————
(a)Dividends per share were $0.515 for each of the quarterly periods in 2024.
(b)See Note 11 - Disposal of Businesses.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended September 30, 2023	Shares	Aggregate Par Value
Balances, June 30, 2023	2,024	$20	$15,262	$(200)	$29,711	$44,793	$8,771	$53,564	$812
Net income (loss)	—	—	—	—	1,219	1,219	(194)		(6)
Issuances of common stock/equity units – net	27	1	2,000	—	—	2,001	—		—
Share-based payment activity	1	—	56	—	—	56	—		—
Dividends on common stock(a)	—	—	—	—	(946)	(946)	—		—
Other comprehensive loss	—	—	—	(27)	—	(27)	(5)		—
Other differential membership interests activity	—	—	(1)	—	—	(1)	606		(488)
Other – net	—	—	—	—	—	—	(23)		—
Balances, September 30, 2023	2,052	$21	$17,317	$(227)	$29,984	$47,095	$9,155	$56,250	$318
———————————————
(a)Dividends per share were $0.4675 for the three months ended September 30, 2023.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Nine Months Ended September 30, 2023	Shares	Aggregate Par Value
Balances, December 31, 2022	1,987	$20	$12,720	$(218)	$26,707	$39,229	$9,097	$48,326	$1,110
Net income (loss)	—	—	—	—	6,100	6,100	(752)		19
Issuances of common stock/equity units – net	61	1	4,513	—	—	4,514	—		—
Share-based payment activity	4	—	91	—	—	91	—		—
Dividends on common stock(a)	—	—	—	—	(2,823)	(2,823)	—		—
Other comprehensive loss	—	—	—	(10)	—	(10)	(1)		—
Other differential membership interests activity	—	—	(6)	—	—	(6)	1,086		(811)
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(165)		—
Other – net	—	—	(1)	1	—	—	(110)		—
Balances, September 30, 2023	2,052	$21	$17,317	$(227)	$29,984	$47,095	$9,155	$56,250	$318
_______________________
(a)Dividends per share were $0.4675 for each of the quarterly periods in 2023.
(b)See Note 11 - Disposal of Businesses.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING REVENUES	$4,939	$5,475	$13,163	$14,169
OPERATING EXPENSES
Fuel, purchased power and interchange	1,208	1,339	3,322	3,764
Other operations and maintenance	417	456	1,171	1,262
Depreciation and amortization	974	1,424	1,971	2,743
Taxes other than income taxes and other – net	511	551	1,455	1,498
Total operating expenses – net	3,110	3,770	7,919	9,267
OPERATING INCOME	1,829	1,705	5,244	4,902
OTHER INCOME (DEDUCTIONS)
Interest expense	(304)	(286)	(874)	(807)
Allowance for equity funds used during construction	49	40	139	100
Other – net	(4)	10	2	36
Total other deductions – net	(259)	(236)	(733)	(671)
INCOME BEFORE INCOME TAXES	1,570	1,469	4,511	4,231
INCOME TAXES	277	286	813	825
NET INCOME(a)	$1,293	$1,183	$3,698	$3,406
_______________________
(a)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$138	$57
Customer receivables, net of allowances of $13 and $8, respectively	1,918	1,706
Other receivables	332	319
Materials, supplies and fuel inventory	1,339	1,339
Regulatory assets	540	1,431
Other	216	144
Total current assets	4,483	4,996
Other assets:
Electric utility plant and other property – net	74,735	70,608
Special use funds	6,825	6,050
Prepaid benefit costs	1,923	1,853
Regulatory assets	4,562	4,343
Goodwill	2,965	2,965
Other	697	654
Total other assets	91,707	86,473
TOTAL ASSETS	$96,190	$91,469
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$850	$2,374
Other short-term debt	—	255
Current portion of long-term debt	1,119	1,665
Accounts payable	891	977
Customer deposits	658	610
Accrued interest and taxes	1,280	661
Accrued construction-related expenditures	461	486
Regulatory liabilities	367	335
Other	776	713
Total current liabilities	6,402	8,076
Other liabilities and deferred credits:
Long-term debt	25,622	23,609
Asset retirement obligations	2,207	2,143
Deferred income taxes	9,012	8,542
Regulatory liabilities	10,338	9,893
Other	378	371
Total other liabilities and deferred credits	47,557	44,558
TOTAL LIABILITIES	53,959	52,634
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	26,868	23,470
Retained earnings	13,990	13,992
TOTAL EQUITY	42,231	38,835
TOTAL LIABILITIES AND EQUITY	$96,190	$91,469

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,698	$3,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,971	2,743
Nuclear fuel and other amortization	137	116
Deferred income taxes	234	(83)
Cost recovery clauses and franchise fees	946	1,020
Recoverable storm-related costs	(139)	(366)
Other – net	(5)	1
Changes in operating assets and liabilities:
Current assets	(151)	(648)
Noncurrent assets	(109)	(142)
Current liabilities	768	891
Noncurrent liabilities	(9)	17
Net cash provided by operating activities	7,341	6,955
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,221)	(7,279)
Nuclear fuel purchases	(188)	(79)
Proceeds from sale or maturity of securities in special use funds	2,271	2,651
Purchases of securities in special use funds	(2,398)	(2,908)
Other – net	—	(30)
Net cash used in investing activities	(6,536)	(7,645)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	3,205	5,478
Retirements of long-term debt	(1,720)	(1,548)
Net change in commercial paper	(1,524)	460
Repayments of other short-term debt	(255)	—
Capital contributions from NEE	3,400	—
Dividends to NEE	(3,700)	(3,565)
Other – net	(43)	(70)
Net cash provided by (used in) financing activities	(637)	755
Net increase in cash, cash equivalents and restricted cash	168	65
Cash, cash equivalents and restricted cash at beginning of period	72	58
Cash, cash equivalents and restricted cash at end of period	$240	$123
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$731	$640
Cash paid for income taxes – net	$657	$590
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$674	$785

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended September 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, June 30, 2024	$1,373	$26,868	$12,697	$40,938
Net income	—	—	1,293
Balances, September 30, 2024	$1,373	$26,868	$13,990	$42,231

Nine Months Ended September 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2023	$1,373	$23,470	$13,992	$38,835
Net income	—	—	3,698
Capital contributions from NEE	—	3,400	—
Dividends to NEE	—	—	(3,700)
Other	—	(2)	—
Balances, September 30, 2024	$1,373	$26,868	$13,990	$42,231

Three Months Ended September 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, June 30, 2023	$1,373	$23,471	$14,143	$38,987
Net income	—	—	1,183
Dividends to NEE	—	—	(1,500)
Other	—	(1)	—
Balances, September 30, 2023	$1,373	$23,470	$13,826	$38,669

Nine Months Ended September 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2022	$1,373	$23,561	$13,986	$38,920
Net income	—	—	3,406
Dividends to NEE	—	—	(3,565)
Distribution of a subsidiary to NEE	—	(90)	—
Other	—	(1)	(1)
Balances, September 30, 2023	$1,373	$23,470	$13,826	$38,669

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

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 2) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $6.7 billion ($4.9 billion at FPL) and $7.2 billion ($5.5 billion at FPL) for the three months ended September 30, 2024 and 2023, respectively, and $18.2 billion ($13.2 billion at FPL) and $19.2 billion ($14.1 billion at FPL) for the nine months ended September 30, 2024 and 2023, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL's retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At September 30, 2024 and December 31, 2023, FPL's unbilled revenues amounted to approximately $764 million and $633 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price which primarily relate to certain power purchase agreements with maturity dates through 2041. As of September 30, 2024, FPL expects to record approximately $360 million of revenues related to the fixed capacity price components of such contracts over the remaining terms of the related contracts as the capacity is provided. These contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2024 to 2055, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2038, certain power purchase agreements with maturity dates through 2034, and capacity sales associated with natural gas transportation through 2062. At September 30, 2024, NEER expects to record approximately $1.2 billion of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. At September 30, 2024, NEE's AOCI included immaterial amounts related to discontinued interest rate cash flow hedges with expiration dates through October 2033 and foreign currency cash flow hedges with expiration dates through September 2030.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at September 30, 2024 and December 31, 2023, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	September 30, 2024
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$1,897	$3,154	$1,630	$(4,350)	$2,331
Interest rate contracts	$—	$150	$—	$(33)	117
Foreign currency contracts	$—	$7	$—	$(2)	5
Total derivative assets					$2,453

FPL – commodity contracts	$—	$1	$42	$(11)	$32

Liabilities:
NEE:
Commodity contracts	$2,405	$3,291	$817	$(4,260)	$2,253
Interest rate contracts	$—	$1,257	$—	$(33)	1,224
Foreign currency contracts	$—	$51	$—	$(2)	49
Total derivative liabilities					$3,526

FPL – commodity contracts	$—	$5	$9	$(8)	$6

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$875
Noncurrent derivative assets(c)					1,578
Total derivative assets					$2,453
Current derivative liabilities(d)					$1,122
Noncurrent derivative liabilities					2,404
Total derivative liabilities					$3,526

Net fair value by FPL balance sheet line item:
Current other assets					$17
Noncurrent other assets					15
Total derivative assets					$32
Current other liabilities					$4
Noncurrent other liabilities					2
Total derivative liabilities					$6
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
(b)Reflects the netting of approximately $112 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $187 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $209 million in margin cash collateral paid to counterparties.

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

At September 30, 2024 and December 31, 2023, NEE had approximately $17 million (none at FPL) and $78 million ($3 million at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at September 30, 2024 and December 31, 2023, NEE had approximately $125 million (none at FPL) and $73 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at September 30, 2024 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	September 30, 2024		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$647	$400	Discounted cash flow	Forward price (per MWh)	$(3)	—	$162	$48
Forward contracts – gas	314	23	Discounted cash flow	Forward price (per MMBtu)	$1	—	$13	$3
Forward contracts – congestion	53	48	Discounted cash flow	Forward price (per MWh)	$(48)	—	$22	$—
Options – power	10	3	Option models	Implied correlations	35%	—	38%	36%
				Implied volatilities	81%	—	166%	117%
Options – primarily gas	89	83	Option models	Implied correlations	35%	—	100%	99%
				Implied volatilities	18%	—	150%	56%
Full requirements and unit contingent contracts	301	105	Discounted cash flow	Forward price (per MWh)	$20	—	$284	$70
				Customer migration rate(b)	—%	—	31%	1%
Forward contracts – other	216	155
Total	$1,630	$817
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2024		2023
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30	$626	$57	$755	$13
Realized and unrealized gains (losses):
Included in operating revenues	335	—	87	—
Included in regulatory assets and liabilities	(6)	(6)	(2)	(2)
Purchases	69	—	27	—
Settlements	(212)	(6)	(320)	(6)
Issuances	(55)	—	(18)	—
Transfers in(a)	13	(12)	(61)	—
Transfers out(a)	43	—	223	2
Fair value of net derivatives based on significant unobservable inputs at September 30	$813	$33	$691	$7
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$265	$—	$85	$—
———————————————
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

	Nine Months Ended September 30,
	2024		2023
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$951	$24	$(854)	$9
Realized and unrealized gains (losses):
Included in operating revenues	552	—	2,114	—
Included in regulatory assets and liabilities	51	51	5	5
Purchases	105	—	356	—
Settlements	(812)	(30)	(1,045)	(9)
Issuances	(94)	—	(119)	—
Transfers in(a)	18	(12)	(46)	—
Transfers out(a)	42	—	280	2
Fair value of net derivatives based on significant unobservable inputs at September 30	$813	$33	$691	$7
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$243	$—	$994	$—
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(millions)
Commodity contracts(a) – operating revenues (including $577 unrealized gains, $362 unrealized losses, $342 unrealized gains and $1,794 unrealized gains, respectively)	$636	$(318)	$434	$1,595
Foreign currency contracts – interest expense (including $25 unrealized gains, $5 unrealized losses, $3 unrealized gains and $66 unrealized gains, respectively)	24	(6)	(6)	(73)
Interest rate contracts – interest expense (including $944 unrealized losses, $658 unrealized gains, $859 unrealized losses and $634 unrealized gains, respectively)	(899)	766	(274)	915
Gains (losses) reclassified from AOCI to interest expense:
Interest rate contracts	—	—	1	—
Foreign currency contracts	(1)	(1)	(2)	(2)
Total	$(240)	$441	$153	$2,435
———————————————
(a)For the three and nine months ended September 30, 2024, FPL recorded approximately $6 million of losses and $46 million of gains, respectively, related to commodity contracts as regulatory assets and regulatory liabilities, respectively, on its condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, FPL recorded approximately $2 million of gains and $7 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets.

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

	September 30, 2024				December 31, 2023
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(159)	MWh	—		(167)	MWh	—
Natural gas	(1,295)	MMBtu	478	MMBtu	(1,452)	MMBtu	717	MMBtu
Oil	(28)	barrels	—		(42)	barrels	—

At September 30, 2024 and December 31, 2023, NEE had interest rate contracts with a net notional amount of approximately $30.5 billion and $25.6 billion, respectively, and foreign currency contracts with a notional amount of approximately $1.2 billion and $0.5 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At September 30, 2024 and December 31, 2023, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4.3 billion ($11 million for FPL) and $4.7 billion ($14 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three-level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $390 million (none at FPL) at September 30, 2024 and $510 million (none at FPL) at December 31, 2023. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.0 billion ($50 million at FPL) at September 30, 2024 and $2.4 billion ($15 million at FPL) at December 31, 2023. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
approximately $2.3 billion ($65 million at FPL) at September 30, 2024 and $1.7 billion ($50 million at FPL) at December 31, 2023.

Collateral related to derivatives, including amounts posted for margin, current exposures and future performance with exchanges and independent system operators, may be posted in the form of cash or credit support in the normal course of business. At September 30, 2024 and December 31, 2023, applicable NEE subsidiaries have posted approximately $190 million (none at FPL) and $691 million (none at FPL), respectively, in cash, and $1,404 million (none at FPL) and $1,595 million (none at FPL), respectively, in the form of letters of credit and surety bonds, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $586 million and $538 million at September 30, 2024 and December 31, 2023, respectively, and are included in noncurrent other assets on NEE's condensed consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2024
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$1,456	$—		$—	$1,456
FPL – equity securities	$113	$—		$—	$113
Special use funds:(b)
NEE:
Equity securities	$2,626	$3,246	(c)	$205	$6,077
U.S. Government and municipal bonds	$703	$63		$—	$766
Corporate debt securities	$2	$653		$—	$655
Asset-backed securities	$—	$905		$—	$905
Other debt securities	$—	$15		$—	$15
FPL:
Equity securities	$1,009	$2,919	(c)	$205	$4,133
U.S. Government and municipal bonds	$561	$41		$—	$602
Corporate debt securities	$1	$478		$—	$479
Asset-backed securities	$—	$684		$—	$684
Other debt securities	$—	$9		$—	$9
Other investments:(d)
NEE:
Equity securities	$51	$1		$—	$52
U.S. Government and municipal bonds	$189	$3		$—	$192
Corporate debt securities	$—	$731		$142	$873
Other debt securities	$—	$287		$53	$340
FPL:
Equity securities	$9	$—		$—	$9

———————————————
(a)Includes restricted cash equivalents of approximately $108 million ($100 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Contingent Consideration – NEER had approximately $126 million and $126 million of contingent consideration liabilities related to acquisitions included in noncurrent other liabilities on NEE's condensed consolidated balance sheets at September 30, 2024 and December 31, 2023, respectively. Significant inputs and assumptions used in the fair value measurement of the contingent consideration, some of which are Level 3 and require judgment, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2024			December 31, 2023
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$1,337	$1,338		$1,186	$1,187
Other receivables, net of allowances(b)	$650	$650		$777	$777
Long-term debt, including current portion	$73,657	$72,495	(c)	$68,306	$64,103	(c)
FPL:
Special use funds(a)	$918	$918		$856	$856
Long-term debt, including current portion	$26,741	$25,906	(c)	$25,274	$23,430	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Approximately $415 million and $567 million is included in current other assets and $235 million and $210 million is included in noncurrent other assets on NEE's condensed consolidated balance sheets at September 30, 2024 and December 31, 2023, respectively (primarily Level 3).
(c)At September 30, 2024 and December 31, 2023, substantially all is Level 2 for NEE and FPL.

Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist primarily of NEE's nuclear decommissioning fund assets of approximately $9,754 million ($6,824 million for FPL) and $8,697 million ($6,049 million for FPL) at September 30, 2024 and December 31, 2023, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $3,629 million ($1,777 million for FPL) and $3,329 million ($1,693 million for FPL) at September 30, 2024 and December 31, 2023, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2024 of approximately eight years at NEE and eight years at FPL. Other investments primarily consist of debt securities with a weighted-average maturity at September 30, 2024 of approximately seven years. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains (losses) recognized on equity securities held at September 30, 2024 and 2023 are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	(millions)
Unrealized gains (losses)	$313	$(180)	$857	$396	$206	$(114)	$591	$279

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	(millions)
Realized gains	$21	$12	$40	$31	$19	$11	$35	$27
Realized losses	$17	$64	$45	$140	$14	$60	$33	$122
Proceeds from sale or maturity of securities	$597	$781	$1,812	$1,801	$451	$688	$1,390	$1,428

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(millions)
Unrealized gains	$64	$41	$37	$31
Unrealized losses(a)	$85	$134	$44	$71
Fair value	$1,195	$1,862	$639	$872
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at September 30, 2024 and December 31, 2023 were not material to NEE or FPL.

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

NextEra Energy Resources owns a noncontrolling interest in NEP, primarily through its limited partner interest in NEP OpCo, and accounts for this ownership interest as an equity method investment. During the third quarter of 2023, NEE recorded an impairment charge of approximately $1.2 billion ($0.9 billion after tax) related to the investment in NEP, which is reflected in equity in earnings (losses) of equity method investees in NEE’s condensed consolidated statements of income for the three and nine months ended September 30, 2023. The impairment reflected NEE’s fair value analysis based on the market approach and the significant decline in the observable trading price of NEP’s common units at September 30, 2023 of $29.70 following an announcement of a decrease in NEP’s distribution growth rate expectations. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $4.2 billion was written down to its estimated fair value of approximately $3.0 billion, which was the carrying amount as of September 30, 2023.

During the second and third quarters of 2024, NEE evaluated the investment in NEP for impairment because the trading price of NEP's common units had periodically fallen below NEE's carrying value per unit. At September 30, 2024, the trading price of NEP's common units exceeded NEE’s carrying value per unit of $27.61 and NEE has determined that the investment in NEP is not OTTI. In making this conclusion, NEE's analysis considered, among other things, the closing market price per unit on September 30, 2024, the extent to which the market value was less than the carrying value throughout the second and third quarters of 2024, the short duration of impairment, the conditions and trends of the economic cycle, analyst valuation reports, performance and trading yields of NEP and comparable public companies and trends in the general market. Should NEE determine, based on future analysis, that the impairment is other-than-temporary, an impairment loss would be recorded in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income, which would impact future results.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Income Taxes

NEE's effective income tax rate is based on the composition of pretax income or loss, and, for the three months ended September 30, 2023, primarily reflects the impact on pre-tax income (income before income taxes) of the impairment charge related to the investment in NEP (see Note 3 - Nonrecurring Fair Value Measurements).

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	5.1	(4.5)	4.3	4.4	3.3	1.5	4.3	4.3
Taxes attributable to noncontrolling interests	3.0	6.8	—	—	3.9	3.0	—	—
Renewable energy tax credits	(25.5)	(21.1)	(4.0)	(2.3)	(21.3)	(8.7)	(3.9)	(2.0)
Amortization of deferred regulatory credit	(2.9)	(5.0)	(2.9)	(3.3)	(2.7)	(2.4)	(2.9)	(3.5)
Other – net	(0.4)	(1.9)	(0.8)	(0.3)	(0.8)	(0.9)	(0.5)	(0.3)
Effective income tax rate	0.3%	(4.7)%	17.6%	19.5%	3.4%	13.5%	18.0%	19.5%

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6.  Related Party Transactions

Through NEP OpCo, NEP owns, or has a partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and battery storage projects as well as a contracted natural gas pipeline. NEE owns a noncontrolling interest in NEP, primarily through its limited partner interest in NEP OpCo, and accounts for its ownership interest in NEP as an equity method investment. NextEra Energy Resources operates essentially all of the energy projects owned by NEP and provides services to NEP under various related party operations and maintenance, administrative and management services agreements (service agreements). NextEra Energy Resources is also party to a CSCS agreement with a subsidiary of NEP. At September 30, 2024 and December 31, 2023, the cash sweep amounts (due to NEP and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $51 million and $1,511 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $5 million and $5 million for the three months ended September 30, 2024 and 2023, respectively, and $14 million and $55 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in operating revenues in NEE's condensed consolidated statements of income. Amounts due from NEP of approximately $106 million and $84 million are included in other receivables and $127 million and $114 million are included in noncurrent other assets at September 30, 2024 and December 31, 2023, respectively. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.8 billion at September 30, 2024 primarily related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2024 to 2059, including certain project performance obligations and obligations under financing and interconnection agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At September 30, 2024, approximately $59 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

During 2024 and 2023, certain services, primarily engineering, construction, transportation, storage and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $192 million and $134 million for the three months ended September 30, 2024 and 2023, respectively, and $525 million and $520 million for the nine months ended September 30, 2024 and 2023, respectively.

See also Note 11 – Disposal of Businesses.

7.  Variable Interest Entities

NEER – At September 30, 2024, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Eight indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation facilities with generating capacity of approximately 765 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $1,727 million and $530 million, respectively, at September 30, 2024, and $1,796 million and $1,085 million, respectively, at December 31, 2023. At September 30, 2024 and December 31, 2023, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NEE consolidates a NEET VIE which owns and operates an approximately 280-mile electric transmission line. A NEET subsidiary is the primary beneficiary and controls the most significant activities of the VIE. NEET is entitled to receive 48% of the profits and losses of the entity. The assets and liabilities of the VIE totaled approximately $699 million and $400 million, respectively, at September 30, 2024, and $741 million and $347 million, respectively, at December 31, 2023. At September 30, 2024 and December 31, 2023, the assets and liabilities of this VIE consisted primarily of property, plant and equipment and long-term debt.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,359 million and $81 million, respectively, at September 30, 2024, and $1,434 million and $79 million, respectively, at December 31, 2023. At September 30, 2024 and December 31, 2023, the assets of this VIE consisted primarily of property, plant and equipment.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NextEra Energy Resources consolidates 26 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with the generating/storage capacity of approximately 9,700 MW, 2,838 MW and 1,519 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2024 through 2053 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $19,831 million and $701 million, respectively, at September 30, 2024. There were 33 of these consolidated VIEs at December 31, 2023 and the assets and liabilities of those VIEs at such date totaled approximately $24,250 million and $3,148 million, respectively. At September 30, 2024 and December 31, 2023, the assets of these VIEs consisted primarily of property, plant and equipment, and as of December 31, 2023, the liabilities of these VIEs consisted primarily of accounts payable.

Other – At September 30, 2024 and December 31, 2023, several NEE subsidiaries had investments totaling approximately $5,787 million ($4,460 million at FPL) and $4,962 million ($3,899 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in NEP OpCo. These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $3,971 million and $3,913 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $185 million in several of these entities. See further discussion of such guarantees and commitments in Note 12 – Commitments and – Contracts, respectively.

8.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic cost (income) for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	(millions)
Service cost	$17	$16	$—	$—	$53	$48	$1	$1
Interest cost	33	33	2	3	99	99	6	7
Expected return on plan assets	(100)	(98)	—	—	(304)	(294)	—	—
Special termination benefit(a)	(1)	—	—	—	27	—	—	—
Net periodic cost (income) at NEE	$(51)	$(49)	$2	$3	$(125)	$(147)	$7	$8
Net periodic cost (income) allocated to FPL	$(32)	$(32)	$2	$2	$(72)	$(96)	$6	$6
———————————————
(a)Reflects enhanced early retirement benefit.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.  Debt

Significant long-term debt issuances and borrowings during the nine months ended September 30, 2024 were as follows:

	Principal Amount		Interest Rate				Maturity Date
	(millions)
FPL:
First mortgage bonds	$2,700		5.00%	–	5.60%		2029	–	2054
Pollution control, solid waste disposal and industrial development revenue bonds(a)	$344		Variable				2054
NEECH:
Debentures – fixed	$3,800		4.90%	–	5.55%		2026	–	2054
Debentures – variable	$600		Variable			(b)	2026
Debentures, related to NEE's equity units	$2,000		5.15%				2029
Junior subordinated debentures	$2,200		6.70%	–	6.75%	(c)	2054
Exchangeable senior notes(d)	$1,000		3.00%				2027
Canadian dollar denominated debentures(e)	$744		4.85%				2031
Revolving credit facilities	$1,750	(f)	Variable			(b)	2025	–	2027
NEER:
Senior secured limited-recourse notes	$363		5.93%				2055
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
(f)During the nine months ended September 30, 2024, approximately $450 million of outstanding borrowings under the revolving credit facilities were repaid.

In March 2024, NEECH issued $1.0 billion principal amount of its exchangeable senior notes due 2027 (the notes). A holder may exchange all or a portion of its notes at any time prior to the maturity date in accordance with the related indenture. Upon exchange, NEECH will pay cash up to the aggregate principal amount of the notes being exchanged and has the right, at its sole discretion, to pay or deliver cash, shares of NEE common stock or a combination of both, in respect of the remainder, if any, of NEECH's exchange obligation in excess of the aggregate principal amount of the notes being exchanged. At September 30, 2024, the exchange rate, which is subject to certain adjustments as set forth in the indenture, is 14.6927 shares of NEE common stock per $1,000 in principal amount of notes, which is equivalent to an exchange price of approximately $68.06 per share of NEE common stock.

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

In June 2024, NEE sold $2.0 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series N Debenture due June 1, 2029, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than June 1, 2027 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments), based on a price per share range described in the following sentence. If purchased on the final settlement date, as of September 30, 2024, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.6915 shares if the applicable market value of a share of NEE common stock is less than or equal to $72.31 (the reference price) to 0.5532 shares if the applicable market value of a share is equal to or greater than $90.38 (the threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending on May 26, 2027. Total annual distributions on the equity units are at the rate of 7.299%, consisting of interest on the debentures (5.15% per year) and payments under the stock purchase contracts (2.149% per year). The interest rate on the debentures is expected to be reset on or after December 1, 2026. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

On October 15, 2024, a subsidiary of NextEra Energy Resources issued $633 million in principal amount of senior-secured limited-recourse notes with a 5.74% interest rate, maturing in 2049.

10. Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$1,852	$1,219	$5,743	$6,100
Denominator:
Weighted-average number of common shares outstanding – basic	2,053.5	2,031.3	2,052.5	2,017.8
Equity units, stock options, performance share awards, restricted stock and exchangeable notes(a)	7.9	4.9	5.8	5.2
Weighted-average number of common shares outstanding – assuming dilution	2,061.4	2,036.2	2,058.3	2,023.0
Earnings per share attributable to NEE:
Basic	$0.90	$0.60	$2.80	$3.02
Assuming dilution	$0.90	$0.60	$2.79	$3.02
———————————————
(a)Calculated primarily using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options, performance share awards and/or exchangeable notes, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 24.6 million and 25.9 million for the three months ended September 30, 2024 and 2023, respectively, and 31.0 million and 43.0 million for the nine months ended September 30, 2024 and 2023, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Three Months Ended September 30, 2024
Balances, June 30, 2024	$22		$(43)		$(79)	$(78)	$7	$(171)
Other comprehensive income before reclassifications	—		32		—	8	1	41
Amounts reclassified from AOCI	1	(a)	1	(b)	—	—	—	2
Net other comprehensive income	1		33		—	8	1	43
Less other comprehensive income attributable to noncontrolling interests	—		—		—	(3)	—	(3)
Balances, September 30, 2024	$23		$(10)		$(79)	$(73)	$8	$(131)
Attributable to noncontrolling interests	$—		$—		$—	$(15)	$—	$(15)
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Nine Months Ended September 30, 2024
Balances, December 31, 2023	$22		$(39)		$(79)	$(64)	$7	$(153)
Other comprehensive income (loss) before reclassifications	—		23		—	(13)	1	11
Amounts reclassified from AOCI	1	(a)	6	(b)	—	—	—	7
Net other comprehensive income (loss)	1		29		—	(13)	1	18
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	4	—	4
Balances, September 30, 2024	$23		$(10)		$(79)	$(73)	$8	$(131)
Attributable to noncontrolling interests	$—		$—		$—	$(15)	$—	$(15)

———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Three Months Ended September 30, 2023
Balances, June 30, 2023	$21	$(63)		$(100)	$(64)	$6	$(200)
Other comprehensive loss before reclassifications	—	(19)		—	(15)	—	(34)
Amounts reclassified from AOCI	—	2	(a)	—	—	—	2
Net other comprehensive loss	—	(17)		—	(15)	—	(32)
Less other comprehensive loss attributable to noncontrolling interests	—	—		—	5	—	5
Balances, September 30, 2023	$21	$(80)		$(100)	$(74)	$6	$(227)
Attributable to noncontrolling interests	$—	$—		$—	$(15)	$—	$(15)
———————————————
(a)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Nine Months Ended September 30, 2023
Balances, December 31, 2022	$20		$(69)		$(101)	$(74)	$6	$(218)
Other comprehensive loss before reclassifications	—		(20)		—	(2)	—	(22)
Amounts reclassified from AOCI	1	(a)	9	(b)	1	—	—	11
Net other comprehensive income (loss)	1		(11)		1	(2)	—	(11)
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	2	—	2
Balances, September 30, 2023	$21		$(80)		$(100)	$(74)	$6	$(227)
Attributable to noncontrolling interests	$—		$—		$—	$(15)	$—	$(15)
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

11.  Summary of Significant Accounting and Reporting Policies

Rate Regulation – In March 2024, the FPSC issued a supplemental final order regarding FPL's 2021 rate agreement. The order affirmed the FPSC's prior approval of the 2021 rate agreement and is intended to further document, as requested by the Florida Supreme Court, how the evidence presented led to and supports the FPSC's decision to approve FPL's 2021 rate agreement. In April 2024, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida (collectively, the appellants) submitted a notice of appeal to the Florida Supreme Court regarding the FPSC's supplemental final order. The Florida Supreme Court issued an order granting FPL's motion to expedite the schedule. Oral arguments were held in October 2024, and the appeal remains pending.

In April 2024, the FPSC approved FPL’s March 2024 request for a mid-course correction to reduce the 2024 fuel cost recovery factors and refund customers approximately $662 million over eight months effective May 2024.

Storm Reserve Deficit – In August 2024 and September 2024, Hurricane Debby and Hurricane Helene, respectively, traveled through the Gulf of Mexico, eventually making landfall in Florida's Big Bend region, causing widespread outages. Although FPL has not finalized its storm restoration costs associated with Hurricanes Debby and Helene, FPL's preliminary estimate of total recoverable storm restoration costs is approximately $0.3 billion. Prior to Hurricane Debby, FPL's storm reserve had a balance of approximately $80 million. At September 30, 2024, the estimated recoverable storm restoration costs exceeded the balance of the storm reserve by approximately $0.2 billion. This deficit has been recorded by FPL as a current regulatory asset on NEE's and FPL's condensed consolidated balance sheets.

In October 2024, Hurricane Milton made landfall on the West Coast of Florida and traveled across the peninsula impacting much of FPL's service territory. Although FPL has not finalized its storm restoration costs associated with Hurricane Milton, FPL's preliminary estimate of total recoverable storm restoration costs is approximately $0.8 billion.

Pursuant to FPL's 2021 rate agreement, storm restoration costs, plus an additional approximately $150 million to replenish the storm reserve, are recoverable from customers through a surcharge. FPL expects to file a petition in fourth quarter 2024 for a surcharge to be recovered over calendar year 2025 of approximately $1.2 billion. The final storm restoration costs are subject to a prudence review by the FPSC.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Restricted Cash – At September 30, 2024 and December 31, 2023, NEE had approximately $311 million ($102 million for FPL) and $730 million ($15 million for FPL), respectively, of restricted cash, which is included in current other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $138 million is netted against derivative assets and $207 million is netted against derivative liabilities at September 30, 2024 and $194 million is netted against derivative assets and $815 million is netted against derivative liabilities at December 31, 2023. See Note 2.

Disposal of Businesses – In September 2024, subsidiaries of NextEra Energy Resources sold 100% ownership interests in certain oil and gas shale formations and, as part of a joint venture (pipeline joint venture), sold an ownership interest, representing an approximately 15% economic interest, in three natural gas pipeline facilities located in the southern U.S. for total cash proceeds of approximately $101 million (subject to post-closing adjustments). A NextEra Energy Resources subsidiary has operated and will continue to operate two of the pipeline facilities included in the sale. In connection with the sale, a gain of approximately $120 million ($77 million after tax) was recorded in NEE's condensed consolidated statements of income for the three and nine months ended September 30, 2024 and is included in gains on disposal of businesses/assets – net. Total assets of approximately $2,211 million, primarily property, plant and equipment and investment in equity method investees, and total liabilities of approximately $1,833 million, primarily long-term debt, were removed from NEE's balance sheet as a result of the transaction. NEE’s remaining interest, an approximately 85% economic interest, in the pipeline joint venture is a noncontrolling interest based on the governance structure of the joint venture and is reflected as an equity method investment of approximately $396 million at September 30, 2024. The fair value of NEE’s retained interest was calculated based on significant estimates and assumptions, including Level 3 (unobservable) inputs. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices.

In September 2024, subsidiaries of NextEra Energy Resources sold an ownership interest, representing an approximately 65% economic interest, as part of a joint venture (renewable assets joint venture), consisting of a portfolio of five wind generation facilities and three solar generation facilities located in geographically diverse locations throughout the U.S. with a total generating capacity of 1,634 MW, for cash proceeds of approximately $900 million. A NextEra Energy Resources subsidiary will continue to operate the facilities included in the sale. In connection with the sale, a gain of approximately $103 million ($76 million after tax) was recorded in NEE's condensed consolidated statements of income for the three and nine months ended September 30, 2024 and is included in gains on disposal of businesses/assets – net. Total assets of approximately $2,520 million, primarily property, plant and equipment and total noncontrolling interests of approximately $844 million were removed from NEE's balance sheet as a result of the transaction. NEE’s remaining interest, an approximately 35% economic interest, in the renewable assets joint venture is a noncontrolling interest based on the governance structure of the joint venture and is reflected as an equity method investment of approximately $831 million at September 30, 2024. NEE expects to receive a distribution of approximately $390 million upon the projects in the renewable assets joint venture obtaining financing in the fourth quarter of 2024. The fair value of NEE’s retained interest was calculated based on significant estimates and assumptions, including Level 3 (unobservable) inputs. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices.

In June 2023, subsidiaries of NextEra Energy Resources sold to a NEP subsidiary their 100% ownership interests in five wind generation facilities and three solar generation facilities located in geographically diverse locations throughout the U.S. with a total generating capacity of 688 MW for cash proceeds of approximately $566 million, plus working capital of $32 million. A NextEra Energy Resources subsidiary continues to operate the facilities included in the sale.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Property Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(millions)
Electric plant in service and other property	$147,386	$139,049	$85,206	$79,801
Nuclear fuel	1,750	1,564	1,163	1,125
Construction work in progress	20,595	18,652	7,878	8,311
Property, plant and equipment, gross	169,731	159,265	94,247	89,237
Accumulated depreciation and amortization	(35,422)	(33,489)	(19,512)	(18,629)
Property, plant and equipment – net	$134,309	$125,776	$74,735	$70,608

During the three months ended September 30, 2024 and 2023, FPL recorded AFUDC of approximately $69 million and $49 million, respectively, including AFUDC – equity of approximately $49 million and $40 million, respectively. During the nine months ended September 30, 2024 and 2023, FPL recorded AFUDC of approximately $180 million and $123 million, respectively, including AFUDC – equity of $139 million and $100 million, respectively. During the three months ended September 30, 2024 and 2023, NEER capitalized interest on construction projects of approximately $134 million and $88 million, respectively. During the nine months ended September 30, 2024 and 2023, NEER capitalized interest on construction projects of approximately $344 million and $220 million, respectively.

Structured Payables – At September 30, 2024 and December 31, 2023, NEE's outstanding obligations under its structured payables program were approximately $1.6 billion and $4.7 billion, respectively, substantially all of which is included in accounts payable on NEE's condensed consolidated balance sheets.

Income Taxes – For taxable years beginning after 2022, renewable energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of renewable energy tax credits for the nine months ended September 30, 2024 of approximately $768 million are reported in the cash paid (received) for income taxes – net within the supplemental disclosures of cash flow information on NEE's condensed consolidated statements of cash flows.

Noncontrolling Interests – At September 30, 2024 and December 31, 2023, approximately $8,043 million and $8,857 million, respectively, of noncontrolling interests on NEE's condensed consolidated balance sheets relates to differential membership interests. For the three months ended September 30, 2024 and 2023, NEE recorded earnings of approximately $281 million and $212 million, respectively, and for the nine months ended September 30, 2024 and 2023 approximately $986 million and $820 million, respectively, associated with differential membership interests, which is reflected as net loss attributable to noncontrolling interests on NEE's condensed consolidated statements of income.

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

At September 30, 2024, estimated capital expenditures, on an accrual basis, for the remainder of 2024 through 2028 were as follows:

	Remainder of 2024	2025	2026	2027	2028	Total
	(millions)
FPL:
Generation:(a)
New(b)	$605	$3,180	$4,190	$3,760	$3,645	$15,380
Existing	275	730	855	1,220	1,225	4,305
Transmission and distribution(c)	1,140	2,740	2,845	3,910	4,040	14,675
Nuclear fuel	45	205	300	305	395	1,250
General and other	240	695	810	615	540	2,900
Total	$2,305	$7,550	$9,000	$9,810	$9,845	$38,510
NEER:(d)
Wind(e)	$675	$1,320	$790	$65	$55	$2,905
Solar(f)	1,335	3,110	1,730	990	—	7,165
Other clean energy(g)	1,005	1,910	1,110	745	25	4,795
Nuclear, including nuclear fuel	135	430	325	385	350	1,625
Rate-regulated transmission(h)	220	1,140	850	650	400	3,260
Other	155	445	240	240	275	1,355
Total	$3,525	$8,355	$5,045	$3,075	$1,105	$21,105
———————————————
(a)Includes AFUDC of approximately $35 million, $125 million, $185 million, $180 million and $185 million for the remainder of 2024 through 2028, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $30 million, $90 million, $100 million, $90 million and $65 million for the remainder of 2024 through 2028, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 2,665 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 7,542 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects and renewable fuels projects.
(h)Includes AFUDC of approximately $5 million, $15 million, $20 million, $25 million and $5 million for the remainder of 2024 through 2028, respectively.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 6 with regards to NEP, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $682 million at September 30, 2024. These obligations primarily related to guaranteeing the residual value of certain financing leases and obligations under purchased power agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At September 30, 2024, NEER has entered into contracts primarily for the purchase of wind turbines, wind towers, solar modules and batteries and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel with expiration dates through 2033. Approximately $4.0 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2041.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The required capacity and/or minimum payments under contracts, including those discussed above, at September 30, 2024 were estimated as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
	(millions)
FPL(a)	$285	$1,140	$1,145	$1,040	$990	$8,025
NEER(b)(c)	$2,790	$2,270	$490	$205	$120	$485
———————————————
(a)Includes approximately $100 million, $405 million, $400 million, $400 million, $400 million and $5,160 million for the remainder of 2024 through 2028 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection. The charges associated with these agreements are recoverable through the fuel clause. For the three and nine months ended September 30, 2024, the charges associated with these agreements totaled approximately $103 million and $306 million, respectively, of which $24 million and $72 million, respectively, were eliminated in consolidation at NEE. For the three and nine months ended September 30, 2023, the charges associated with these agreements totaled approximately $104 million and $314 million, respectively, of which $25 million and $74 million, respectively, were eliminated in consolidation at NEE.
(b)Includes approximately $190 million of commitments to invest in technology and other investments through 2031. See Note 7 – Other.
(c)Includes approximately $345 million, $620 million and $190 million for the remainder of 2024, 2025 and 2026, respectively, of joint obligations of NEECH and NEER.

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

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets. If FPL's storm restoration costs exceed the storm reserve, such storm restoration costs may be recovered, subject to prudence review by the FPSC, through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law. See Note 11 - Storm Reserve Deficit.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Legal Proceedings – FPL is the defendant in a purported class action lawsuit filed in February 2018 that seeks from FPL unspecified damages for alleged breach of contract and gross negligence based on service interruptions that occurred as a result of Hurricane Irma in 2017. There is currently no trial date set. The Miami-Dade County Circuit Court certified the case as a class action and FPL's appeal of that decision was denied by Florida's Third District Court of Appeal (3rd DCA) in March 2023. The class that was certified encompassed all persons and business owners who reside in and are otherwise citizens of the state of Florida that contracted with FPL for electrical services, were charged storm charges, experienced a power outage after Hurricane Irma and suffered consequential damages because of FPL’s alleged breach of contract or gross negligence. FPL filed a motion in March 2023, for rehearing with the 3rd DCA claiming that the opinion upholding the class certification contains several errors that should be reheard by the full 3rd DCA. Additionally, in July 2023, FPL filed in the circuit court a motion to dismiss the lawsuit on the basis that, among other things, it believes the FPSC has exclusive jurisdiction over any issues arising from a utility's preparation for and response to emergencies or disasters. In May 2024, the 3rd DCA vacated its prior order which had upheld the circuit court's certification of the class, and remanded the proceeding to the circuit court to be stayed pending the plaintiffs obtaining a decision from the FPSC related to the sufficiency of FPL’s disaster preparedness. In June 2024, the plaintiffs filed a motion for rehearing, rehearing en banc or certification with the 3rd DCA and that motion was denied in August 2024. In September 2024, the plaintiffs filed a request for the Florida Supreme Court to review the 3rd DCA's order decertifying the class and remanding and staying the case, which request remains pending. FPL is vigorously defending against the claims in this proceeding.

NEE, FPL, and certain current and former executives, are the named defendants in a purported shareholder securities class action lawsuit filed in the U.S. District Court for the Southern District of Florida in June 2023 and amended in December 2023 that seeks from the defendants unspecified damages allegedly resulting from alleged false or misleading statements regarding NEE's alleged campaign finance and other political activities. The alleged class of plaintiffs are all persons or entities who purchased or otherwise acquired NEE securities between December 2, 2021 and January 30, 2023. In September 2024, the class action lawsuit was dismissed with prejudice by the U.S. District Court for the Southern District of Florida. On October 16, 2024, the lead plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the 11th Circuit. NEE is vigorously defending against the claims in this proceeding.

NEE, along with certain current and former executives and directors are the named defendants in purported shareholder derivative actions filed in the 15th Judicial Circuit in Palm Beach County, Florida in July 2023 and March 2024, in the U.S. District Court for the Southern District of Florida in October 2023 and November 2023 (which were consolidated in January 2024) and in the U.S. District Court for the Southern District of Florida in July 2024 seeking unspecified damages allegedly resulting from, among other things, breaches of fiduciary duties and, in the consolidated cases and the July 2024 case, violations of the federal securities laws, all purporting to relate to alleged campaign finance law violations and associated matters. The defendants are vigorously defending against the claims in these proceedings. NEE and the plaintiffs in the derivative actions have agreed to a specified stay. NEE also has received demand letters and books and records requests from counsel representing other purported shareholders and containing similar allegations. These demands seek, among other things, a Board of Directors investigation of, and/or documentation regarding, these allegations. NEE and certain of the shareholders demanding an investigation have agreed to a specified stay of all material activities related to the demand.

In September 2023, a participant in the NEE Employee Retirement Savings Plan (Plan), purportedly on behalf of the Plan and all persons who were participants in or beneficiaries of the Plan at any time between September 25, 2016 and September 25, 2023 (Plan participants), filed a putative ERISA class action lawsuit in the U.S. District Court for the Southern District of Florida against NEE. The complaint alleges that NEE violated its fiduciary duties under the Plan by permitting a third-party administrative recordkeeper to charge allegedly excessive fees for the services provided and allegedly by allowing a large volume of plan assets to be invested in NEE common stock. The plaintiff seeks declaratory, equitable and monetary relief on behalf of the Plan and Plan participants. NEE and the plaintiff have agreed to a specified stay of the action to permit the plaintiff to exhaust the administrative remedies available under the Plan.

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

NEE's segment information is as follows:

	Three Months Ended September 30,
	2024						2023
	FPL		NEER(a)		Corporate and Other	NEE Consoli- dated	FPL		NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$4,939		$2,585		$43	$7,567	$5,475		$1,669		$28	$7,172
Operating expenses – net	$3,110		$1,715		$117	$4,942	$3,770		$1,470		$103	$5,343
Gains (losses) on disposal of businesses/assets – net	$—		$232		$(1)	$231	$—		$8		$(1)	$7
Net loss attributable to noncontrolling interests	$—		$261		$—	$261	$—		$200		$—	$200
Net income (loss) attributable to NEE	$1,293	(b)	$1,223	(b)	$(664)	$1,852	$1,183	(b)	$(230)	(b)	$266	$1,219

	Nine Months Ended September 30,
	2024						2023
	FPL		NEER(a)		Corporate and Other	NEE Consoli- dated	FPL		NEER(a)		Corporate and Other	NEE Consoli- dated
						(millions)
Operating revenues	$13,163		$6,094		$111	$19,368	$14,169		$7,016		$51	$21,236
Operating expenses – net	$7,919		$4,940		$289	$13,148	$9,268	(c)	$4,112		$290	$13,670
Gains (losses) on disposal of businesses/assets – net	$—		$326		$(8)	$318	$1		$6		$4	$11
Net loss attributable to noncontrolling interests	$—		$918		$—	$918	$—		$733		$—	$733
Net income (loss) attributable to NEE	$3,698	(b)	$2,741	(b)	$(696)	$5,743	$3,406	(b)	$2,672	(b)	$22	$6,100
———————————————
(a)Interest expense allocated from NEECH to NextEra Energy Resources' subsidiaries is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)Includes amounts that were recognized based on its tax sharing agreement with NEE. See Note 4 – Income Taxes.
(c)FPL's income statement line for total operating expenses - net includes gains (losses) on disposal of businesses/assets - net.

	September 30, 2024				December 31, 2023
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$96,190	$87,158	$2,665	$186,013	$91,469	$83,145	$2,875	$177,489

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves approximately 5.9 million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2023 MWh produced on a net generation basis, as well as a world leader in battery storage. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER. Corporate and Other is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries, and may include the net effect of rounding. See Note 13 for additional segment information. The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2023 Form 10‑K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year periods.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	(millions)				(millions)
FPL	$1,293	$1,183	$0.63	$0.58	$3,698	$3,406	$1.80	$1.68
NEER(a)	1,223	(230)	0.59	(0.11)	2,741	2,672	1.33	1.32
Corporate and Other	(664)	266	(0.32)	0.13	(696)	22	(0.34)	0.02
NEE	$1,852	$1,219	$0.90	$0.60	$5,743	$6,100	$2.79	$3.02
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$(328)	$284	$(250)	$1,746
Differential membership interests-related – NEER	$—	$(11)	$(5)	$(38)
NEP investment gains, net – NEER(b)	$(24)	$(908)	$(71)	$(937)
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net – NEER	$77	$(66)	$101	$(6)
Impairment charges related to investment in Mountain Valley Pipeline – NEER	$—	$—	$—	$(39)
———————————————
(a)    For the three months ended September 30, 2024 and 2023, approximately $191 million of gains and $127 million of losses, respectively, and for the nine months ended September 30, 2024 and 2023, $44 million and $1,297 million of gains, respectively, are included in NEER's net income (loss); the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE increased by $633 million for the three months ended September 30, 2024 reflecting higher results at NEER and FPL, partly offset by lower results at Corporate and Other. Net income attributable to NEE decreased by $357 million for the nine months ended September 30, 2024 reflecting lower results at Corporate and Other, partly offset by higher results at FPL and NEER.

FPL's increase in net income for the three and nine months ended September 30, 2024 was primarily driven by continued investments in plant in service and other property.

NEER's results increased for the three months ended September 30, 2024 primarily reflecting the absence of an impairment charge related to the investment in NEP recorded in 2023, favorable non-qualifying hedge activity compared to 2023 and higher earnings from new investments. NEER's results increased for the nine months ended September 30, 2024 primarily reflecting the absence of an impairment charge related to the investment in NEP recorded in 2023 and higher earnings from new investments, partly offset by less favorable non-qualifying hedge activity compared to 2023.

Corporate and Other's results decreased for the three and nine months ended September 30, 2024 primarily due to unfavorable non-qualifying hedge activity compared to 2023.

NEE's effective income tax rates for the three months ended September 30, 2024 and 2023 were approximately 0% and (5)%, respectively. NEE's effective income tax rates for the nine months ended September 30, 2024 and 2023 were approximately 3% and 14%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average rate base by approximately $6.0 billion and $6.4 billion for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization is permitted by FPL's 2021 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. During the three and nine months ended September 30, 2024, FPL recorded the reversal of reserve amortization of approximately $231 million and reserve amortization of $406 million, respectively. During the three and nine months ended September 30, 2023, FPL recorded the reversal of reserve amortization of approximately $245 million and reserve amortization of $206 million, respectively. See Depreciation and Amortization Expense below. During all periods presented, FPL earned an approximately 11.80% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of September 30, 2024 and September 30, 2023. In July 2024, FPL reduced the targeted regulatory ROE for the full-year 2024 to 11.40%.

FPL completed a twelve-month interim storm restoration charge that began in April 2023 for eligible storm restoration costs of approximately $1.3 billion, primarily related to surcharges for Hurricanes Ian and Nicole which impacted FPL's service area in 2022.

In the third quarter of 2024, FPL's service territory was impacted by Hurricanes Debby and Helene and FPL incurred recoverable storm restoration costs of approximately $0.3 billion. In October 2024, FPL's service territory was impacted by Hurricane Milton and FPL incurred recoverable storm restoration costs of approximately $0.8 billion. See Note 11 – Storm Reserve Deficit.

In March 2024, the FPSC issued a supplemental final order regarding FPL’s 2021 rate agreement. An April 2024 appeal of the order filed with the Florida Supreme Court by certain intervenors remains pending. See Note 11 – Rate Regulation. In September 2024, the license renewals for Turkey Point Unit No. 3 and Turkey Point Unit No. 4 were approved, extending the operating licenses to 2053 and 2054, respectively. Subsequently, an appeal of the decision dismissing all of the proposed contentions against the subsequent license renewal was filed with the NRC and that appeal is pending.

Operating Revenues
During the three and nine months ended September 30, 2024, operating revenues decreased $536 million and $1,006 million, respectively, primarily reflecting decreases in storm cost recovery revenues of approximately $486 million and $745 million, respectively, primarily associated with the completion of surcharges for Hurricanes Ian and Nicole, as discussed above. Additionally, fuel revenues decreased approximately $110 million and $384 million during the three and nine months ended September 30, 2024, respectively, primarily relating to lower fuel prices. The decreases in operating revenues for the three and nine months ended September 30, 2024 were partly offset by increases in retail base revenues of approximately $71 million and $184 million, respectively. During the three and nine months ended September 30, 2024, the increase in retail base revenues was primarily related to an increase of approximately 2.1% and 1.9%, respectively, in the average number of customer accounts, partly offset by a decrease of 1.1% and 0.6%, respectively, in the average usage per retail customer driven by unfavorable weather when compared to the prior year periods.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $131 million and $442 million for the three and nine months ended September 30, 2024, respectively, primarily reflecting lower fuel prices.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $450 million and $772 million during the three and nine months ended September 30, 2024, respectively. The decrease for the three months ended September 30, 2024 primarily reflects approximately $486 million of lower amortization of deferred storm cost expenses primarily associated with Hurricanes Ian and Nicole, as discussed above, partly offset by increased depreciation related to higher plant in service balances. The decrease for the nine months ended September 30, 2024 primarily reflects approximately $745 million of lower amortization of deferred storm cost expenses primarily associated with Hurricanes Ian and Nicole, as discussed above, and the impact of reserve amortization, partly offset by increased depreciation related to higher plant in service balances. During the three months ended September 30, 2024 and 2023, FPL recorded the reversal of reserve amortization of approximately $231 million and $245 million, respectively. During the nine months ended September 30, 2024 and 2023, FPL recorded reserve amortization of approximately $406 million and $206 million, respectively. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on the condensed consolidated balance sheets. At September 30, 2024, approximately $817 million of reserve amortization remains available under the 2021 rate agreement.

NEER: Results of Operations

NEER’s results increased $1,453 million and $69 million for the three and nine months ended September 30, 2024, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(millions)
New investments(a)	$303	$858
Existing clean energy(a)	(5)	68
Gas infrastructure(a)	26	(121)
Customer supply(b)	(206)	(192)
NEET(a)	10	15
Other, including interest expense, corporate general and administrative expenses and other investment income	(20)	(318)
Change in non-qualifying hedge activity(c)	318	(1,253)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	143	107
NEP investment gains, net(c)	884	866
Impairment charges related to investment in Mountain Valley Pipeline(c)	—	39
Change in net income less net loss attributable to noncontrolling interests	$1,453	$69
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
(c)    See Overview – Adjusted Earnings for additional information.

New Investments
Results from new investments for the three and nine months ended September 30, 2024 increased primarily due to higher earnings related to new wind and solar generation and battery storage facilities that entered service during or after the three and nine months ended September 30, 2023.

Customer Supply
Results from customer supply decreased for the three and nine months ended September 30, 2024 primarily due to the normalization of origination activity and margins as compared to higher origination activity and margins in the prior year periods.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended September 30, 2024 increased $916 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $574 million of gains for the three months ended September 30, 2024 compared to $346 million of losses for the comparable period in 2023), and
•revenues from new investments of $148 million,
partly offset by,
•net decreases in revenues of $194 million from the customer supply and gas infrastructure businesses.

Operating revenues for the nine months ended September 30, 2024 decreased $922 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $341 million of gains for the nine months ended September 30, 2024 compared to $1,607 million of gains for the comparable period in 2023), and
•net decreases in revenues of $105 million from the customer supply and gas infrastructure businesses, partly offset by,
•revenues from new investments of $338 million, and
•higher revenues from existing clean energy assets of $185 million primarily due the absence of 2023 refueling outages at the Seabrook and Point Beach nuclear facilities.

Operating Expenses – net
Operating expenses – net for the three months ended September 30, 2024 increased $245 million primarily due to increases of $140 million in depreciation and amortization, $70 million in O&M expenses and $28 million in fuel, purchased power and interchange expenses. Operating expenses – net for the nine months ended September 30, 2024 increased $828 million primarily due to increases of $465 million in depreciation and amortization, $227 million in O&M expenses and $99 million in fuel, purchased power and interchange expenses. The increases for both periods were primarily associated with growth across the NEER businesses as well as higher depletion and higher O&M expenses at the gas infrastructure business.

Gains on Disposal of Businesses/Assets – net
For the three and nine months ended September 30, 2024, the changes in gains on disposal of businesses/assets – net primarily reflect the September 2024 sales of ownership interests in connection with the pipeline joint venture and the renewable assets joint venture. See Note 11 – Disposal of Businesses.

Interest Expense
NEER’s interest expense for the three months ended September 30, 2024 increased $507 million reflecting approximately $329 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments as well as higher average interest rates and higher average debt balances. NEER’s interest expense for the nine months ended September 30, 2024 increased $522 million reflecting approximately $294 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments as well as higher average interest rates and higher average debt balances.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $237 million and $578 million of equity in earnings of equity method investees for the three and nine months ended September 30, 2024, respectively, compared to $954 million and $722 million of equity in losses of equity method investees for the three and nine months ended September 30, 2023, respectively. The change for the three and nine months ended September 30, 2024 primarily reflects the absence of an impairment charge in 2023 of approximately $1.2 billion ($0.9 billion after tax) related to the investment in NEP (see Note 3 – Nonrecurring Fair Value Measurements).

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds – net
For the three months ended September 30, 2024, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to favorable market conditions in 2024 compared to the prior year period.

Income Taxes
PTCs from wind and solar projects and ITCs from solar, battery storage and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. NEER's effective income tax rate is primarily based on the composition of pretax income (loss) in the periods presented, as well as the amount of renewable energy tax credits in the periods presented. During the three and nine months ended September 30, 2024, renewable energy tax credits increased by approximately $172 million and $435 million, respectively. See Note 4.

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

Corporate and Other's results decreased $930 million during the three months ended September 30, 2024 primarily due to unfavorable after-tax impacts of approximately $930 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments. Corporate and Other's results decreased $718 million during the nine months ended September 30, 2024 primarily due to unfavorable after-tax impacts of approximately $743 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures (see Note 12 – Commitments), investments in or acquisitions of assets and businesses (see Note 5), payment of maturing debt and related derivative obligations (see Note 9 and Note 2) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt (see Note 9) and, from time to time, equity securities, proceeds from differential membership investors, the sale of renewable energy tax credits (see Note 11 – Income Taxes) and sales of ownership interests in assets/businesses to NEP or third parties (see Note 11 – Disposal of Businesses), consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE's sources and uses of cash for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
	(millions)
Sources of cash:
Cash flows from operating activities	$11,279	$8,423
Issuances of long-term debt, including premiums and discounts	16,175	9,978
Sale of independent power and other investments of NEER	2,208	1,353
Issuances of common stock/equity units – net	—	4,505
Net increase in commercial paper and other short-term debt	4,205	3,563
Total sources of cash	33,867	27,822
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(20,108)	(18,910)
Retirements of long-term debt	(8,941)	(5,084)
Payments to related parties under the CSCS agreement – net	(1,460)	(206)
Issuances of common stock/equity units – net	(7)	—
Dividends on common stock	(3,176)	(2,823)
Other uses – net	(1,021)	(1,450)
Total uses of cash	(34,713)	(28,473)
Effects of currency translation on cash, cash equivalents and restricted cash	—	(12)
Net decrease in cash, cash equivalents and restricted cash	$(846)	$(663)

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2024 through 2028.

The following table provides a summary of capital investments for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
	(millions)
FPL:
Generation:
New	$1,821	$2,302
Existing	703	1,042
Transmission and distribution	3,296	3,405
Nuclear fuel	188	79
General and other	366	435
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	35	95
Total	6,409	7,358
NEER:
Wind	3,851	3,363
Solar (includes solar plus battery storage projects)	4,613	3,995
Other clean energy	2,621	1,889
Nuclear (includes nuclear fuel)	237	155
Natural gas pipelines	484	250
Other gas infrastructure	1,003	1,345
Rate-regulated transmission	545	217
Other	228	289
Total	13,582	11,503
Corporate and Other	117	49
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$20,108	$18,910

Liquidity

At September 30, 2024, NEE's total net available liquidity was approximately $12.0 billion. The table below provides the components of FPL's and NEECH's net available liquidity at September 30, 2024.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,420	$10,667	$14,087	2025 – 2029	2025 – 2029
Issued letters of credit	(4)	(689)	(693)
	3,416	9,978	13,394

Bilateral revolving credit facilities(b)	2,580	3,400	5,980	2024 – 2027	2024 – 2027
Borrowings	—	(3,400)	(3,400)
	2,580	—	2,580

Letter of credit facilities(c)	—	3,905	3,905		2024 – 2027
Issued letters of credit	—	(2,895)	(2,895)
	—	1,010	1,010

Subtotal	5,996	10,988	16,984

Cash and cash equivalents	138	2,090	2,228
Commercial paper and other short-term borrowings outstanding(d)	(850)	(6,160)	(7,010)
Cash swept from unconsolidated entities	—	(161)	(161)
Net available liquidity	$5,284	$6,757	$12,041
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,200 million ($450 million for FPL and $2,750 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,663 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $1,979 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. Approximately $575 million of FPL's and $3,422 million of NEECH's syndicated revolving credit facilities expire over the next 12 months.
(b)    Only available for the funding of loans. Approximately $2,425 million of FPL's and $2,750 million of NEECH's bilateral revolving credit facilities expire over the next 12 months.
(c)    Only available for the issuance of letters of credit. Approximately $1,680 million of the letter of credit facilities expire over the next 12 months.
(d)    Excludes short-term borrowings under NEECH's bilateral revolving credit facilities of $2,100 million, which are included in borrowings above.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 6 regarding guarantees of obligations on behalf of NEP subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At September 30, 2024, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at September 30, 2024, NEE subsidiaries had approximately $6.0 billion in guarantees related to obligations under purchased power and acquisition agreements, nuclear-related activities, payment obligations related to PTCs, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 12 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At September 30, 2024, these guarantees totaled approximately $1.1 billion and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. At September 30, 2024, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at September 30, 2024) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $1.5 billion.

At September 30, 2024, subsidiaries of NEE also had approximately $5.6 billion of standby letters of credit and approximately $1.7 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Nine Months Ended September 30, 2024			Year Ended December 31, 2023
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(2)	$6,306	$19,368	$(20)	$9,878	$28,114
Operating income (loss)	$(226)	$1,487	$6,538	$(359)	$3,918	$10,237
Net income (loss)	$(787)	$1,124	$4,825	$(867)	$1,736	$6,282
Net income (loss) attributable to NEE/NEECH	$(787)	$2,042	$5,743	$(867)	$2,764	$7,310

	September 30, 2024			December 31, 2023
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$1,321	$7,892	$12,180	$1,860	$10,559	$15,361
Total noncurrent assets	$2,617	$82,931	$173,833	$2,491	$76,550	$162,128
Total current liabilities	$14,973	$23,638	$29,647	$6,709	$20,192	$27,963
Total noncurrent liabilities	$33,610	$51,047	$96,828	$28,874	$47,940	$90,502
Redeemable noncontrolling interests	$—	$—	$—	$—	$1,256	$1,256
Noncontrolling interests	$—	$9,487	$9,487	$—	$10,300	$10,300

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2024 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three Months Ended September 30, 2024
Fair value of contracts outstanding at June 30, 2024	$1,309	$(1,733)	$39	$(385)
Reclassification to realized at settlement of contracts	(123)	30	(4)	(97)
Value of contracts acquired	—	20	—	20
Net option premium purchases (issuances)	(8)	9	—	1
Changes in fair value excluding reclassification to realized	98	537	(6)	629
Fair value of contracts outstanding at September 30, 2024	1,276	(1,137)	29	168
Net margin cash collateral paid (received)				(90)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2024	$1,276	$(1,137)	$29	$78

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine Months Ended September 30, 2024
Fair value of contracts outstanding at December 31, 2023	$1,337	$(1,477)	$12	$(128)
Reclassification to realized at settlement of contracts	(279)	98	(29)	(210)
Value of contracts acquired	1	20	—	21
Net option premium purchases (issuances)	(10)	17	—	7
Changes in fair value excluding reclassification to realized	227	205	46	478
Fair value of contracts outstanding at September 30, 2024	1,276	(1,137)	29	168
Net margin cash collateral paid (received)				(90)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2024	$1,276	$(1,137)	$29	$78

NEE's total mark-to-market energy contract net assets (liabilities) at September 30, 2024 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2024
(millions)
Current derivative assets	$835
Noncurrent derivative assets	1,496
Current derivative liabilities	(742)
Noncurrent derivative liabilities	(1,511)
NEE's total mark-to-market energy contract net assets	$78

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2024 were as follows:

	Maturity
	2024	2025	2026	2027	2028	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(224)	$(289)	$(11)	$—	$54	$82	$(388)
Significant other observable inputs	158	438	212	140	32	7	987
Significant unobservable inputs	156	156	54	32	21	258	677
Total	90	305	255	172	107	347	1,276
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(20)	(63)	(36)	(8)	4	3	(120)
Significant other observable inputs	(94)	(308)	(250)	(196)	(97)	(175)	(1,120)
Significant unobservable inputs	11	(3)	(26)	(41)	(3)	165	103
Total	(103)	(374)	(312)	(245)	(96)	(7)	(1,137)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(1)	(1)	(1)	(1)	—	—	(4)
Significant unobservable inputs	(4)	23	13	1	—	—	33
Total	(5)	22	12	—	—	—	29
Total sources of fair value	$(18)	$(47)	$(45)	$(73)	$11	$340	$168

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2023	$—	$4	$4	$2	$114	$116	$2	$113	$111
September 30, 2024	$—	$4	$4	$1	$47	$47	$1	$49	$49
Average for the nine months ended September 30, 2024	$—	$5	$5	$5	$107	$106	$5	$106	$105
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $2 million and $1 million at September 30, 2024 and December 31, 2023, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Special use funds	$2,341	$2,341	$2,222	$2,222
Other investments, primarily debt securities	$2,055	$2,055	$1,802	$1,802
Long-term debt, including current portion	$73,657	$72,495	$68,306	$64,103
Interest rate contracts – net unrealized losses	$(1,107)	$(1,107)	$(249)	$(249)
FPL:
Special use funds	$1,774	$1,774	$1,658	$1,658
Long-term debt, including current portion	$26,741	$25,906	$25,274	$23,430
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

At September 30, 2024, NEE had interest rate contracts with a net notional amount of approximately $30.5 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE's net liabilities would increase by approximately $3,107 million ($1,144 million for FPL) at September 30, 2024.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $6,077 million and $5,290 million ($4,133 million and $3,536 million for FPL) at September 30, 2024 and December 31, 2023, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At September 30, 2024, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $572 million ($381 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income. See Note 3.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At September 30, 2024, NEE's credit risk exposure associated with its energy marketing and trading operations, taking into account collateral and contractual netting rights, totaled approximately $2.9 billion ($74 million for FPL), of which approximately 90% (99% for FPL) was with companies that have investment grade credit ratings. See Note 2.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2024.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2024 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/24 – 7/31/24	165	$72.90	—	180,000,000
8/1/24 – 8/31/24	17,191	$77.41	—	180,000,000
9/1/24 – 9/30/24	—	$—	—	180,000,000
Total	17,356	$77.37	—
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

Item 5. Other Information

(c)    Rule 10b5-1 trading arrangements adopted during the three months ended September 30, 2024 were as follows:

•On August 7, 2024, Ronald Reagan, Executive Vice President Engineering, Construction and Integrated Supply Chain, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 21,701 shares of NEE's common stock until August 7, 2025.
•On August 13, 2024, Nicole Daggs, Executive Vice President Human Resources and Corporate Services, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 4,007 shares of NEE's common stock until August 13, 2025.
•On September 6, 2024, Mark Lemasney, Executive Vice President Power Generation Division, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 2,500 shares of NEE's common stock until August 4, 2025.

Item 6.  Exhibits
`

Exhibit Number	Description	NEE	FPL
4	One Hundred Thirty-Eighth Supplemental Indenture dated as of July 1, 2024 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x

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

Date: October 23, 2024

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Vice President, Accounting and Controller (Principal Accounting Officer)