Form 10-K
period 2024-12-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2025-02-14
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
700 Universe Boulevard
Juno Beach, Florida 33408
(561) 694-4000
State or other jurisdiction of incorporation or organization:  Florida
Securities registered pursuant to Section 12(b) of the Act:

Registrants	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NextEra Energy, Inc.	Common Stock, $0.01 Par Value	NEE	New York Stock Exchange
	6.926% Corporate Units	NEE.PRR	New York Stock Exchange
	7.299% Corporate Units	NEE.PRS	New York Stock Exchange
	7.234% Corporate Units	NEE.PRT	New York Stock Exchange

Florida Power & Light Company	None

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

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐

Indicate by check mark whether each registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrants included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants' executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑

Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates at June 28, 2024 (based on the closing market price on the Composite Tape on June 28, 2024) was $145,437,269,170.

There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates at June 28, 2024.

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at January 31, 2025: 2,057,026,280

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at January 31, 2025, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NextEra Energy, Inc.'s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC – equity	equity component of allowance for funds used during construction
Bcf	billion cubic feet
CAISO	California Independent System Operator
capacity clause	capacity cost recovery clause, as established by the FPSC
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
environmental clause	environmental cost recovery clause, as established by the FPSC
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	U.S. Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ISO	independent system operator
ISO-NE	ISO New England Inc.
ITC	investment tax credit
kW	kilowatt
kWh	kilowatt-hour(s)
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator
MMBtu	One million British thermal units
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NERC	North American Electric Reliability Corporation
net capacity	net ownership interest in pipeline(s) capacity
net generating capacity	net ownership interest in plant(s) capacity
net generation	net ownership interest in plant(s) generation
Note __	Note __ to consolidated financial statements
NextEra Energy Resources	NextEra Energy Resources, LLC
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OEB	Ontario Energy Board
OTC	over-the-counter
OTTI	other than temporary impairment or other than temporarily impaired
PJM	PJM Interconnection, LLC
Point Beach	Point Beach Nuclear Power Plant
PPA	purchased power agreement(s)
PTC	production tax credit
PUCT	Public Utility Commission of Texas
renewable energy tax credits	production tax credits and investment tax credits collectively
regulatory ROE	return on common equity as determined for regulatory purposes
RPS	renewable portfolio standards
RTO	regional transmission organization
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
storm protection plan	storm protection plan cost recovery clause, as established by the FPSC
XPLR	XPLR Infrastructure, LP (formerly known as NextEra Energy Partners, LP)
XPLR OpCo	XPLR Infrastructure Operating Partners, LP (formerly known as NextEra Energy Operating Partners, LP)
U.S.	United States of America

NEE, FPL, NEECH, NextEra Energy Resources and NEET each has subsidiaries and affiliates with names that may include NextEra Energy, FPL, NextEra Energy Resources, NextEra Energy Transmission, NextEra, FPL Group, FPL Energy, FPLE and similar references. For convenience and simplicity, in this report the terms NEE, FPL, NEECH, NextEra Energy Resources, NEET and NEER are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context.

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

PART I

Item 1. Business

OVERVIEW

NEE is one of the largest electric power and energy infrastructure companies in North America and a leader in the renewable energy industry. At December 31, 2024, NEE had approximately 72 gigawatts of net generation and storage capacity from a diverse portfolio of assets, primarily including natural gas, wind, solar and nuclear generation facilities and battery storage facilities. NEE has two principal businesses, FPL and NEER. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. FPL’s strategic focus is centered on investing in generation, transmission and distribution facilities to deliver on its value proposition of keeping customer bills as low as possible and delivering high reliability, outstanding customer service and energy from diverse generation sources for the benefit of its more than six million customer accounts. NEER is the world's largest generator of renewable energy from the wind and sun, as well as a world leader in battery storage capacity. NEER’s strategic focus is centered on the development, construction and operation of long-term contracted assets throughout the U.S. and Canada, primarily renewable generation facilities, and electric transmission facilities, as well as providing other energy solutions to its customers.

As described in more detail in the following sections, NEE seeks to create value in its two principal businesses by meeting its customers' needs more economically and more reliably than its competitors. NEE's strategy has resulted in profitable growth over sustained periods at both FPL and NEER. Management seeks to grow each business (see Note 15 – Commitments) in a manner consistent with the varying opportunities available to it; however, management believes that the diversification and balance represented by FPL and NEER is a valuable characteristic of the enterprise and recognizes that each business contributes to NEE's financial strength in different ways. FPL and NEER share a common platform with the objective of lowering costs, creating efficiencies and encouraging innovative ideas for their businesses. NEE and its subsidiaries, with employees totaling approximately 16,800 as of December 31, 2024, continue to develop and implement enterprise-wide initiatives focused on improving productivity, process effectiveness and quality.

NEE's reportable segments for financial reporting purposes are FPL and NEER (see Note 16). NEECH, a wholly owned subsidiary of NEE, owns and provides funding for NEE's operating subsidiaries, other than FPL and its subsidiaries. The following diagram depicts NEE's simplified ownership structure:

FPL

FPL is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. At December 31, 2024, FPL had 35,052 MW of net generating capacity, approximately 91,000 circuit miles of transmission and distribution lines and 921 substations. FPL provides service to its electric customers through an integrated transmission and distribution system that links its generation facilities to its customers.

FPL serves approximately 12 million people through more than 6 million customer accounts. The following map shows FPL's service areas and plant locations as of February 14, 2025, which cover most of the east and lower west coasts of Florida and are in ten counties throughout northwest Florida (see FPL Sources of Generation below).

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida. The percentage of FPL's operating revenues and customer accounts by customer class were as follows:

Operating Revenues
7%
3%
33%
57%
7%
3%
33%
57%
10%
4%
32%
54%
2024
2023
2022
Years
Residential
Commercial
Wholesale
Other

December 31, 2024
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

FPL seeks to maintain rates that are as low as possible for its customers, while continuing to deliver reliable service. Since rates are largely cost-based, maintaining low rates requires a strategy focused on developing and maintaining a low-cost position, including the implementation of ideas generated from cost savings initiatives.

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its electric retail customers is provided primarily under franchise agreements negotiated with municipalities or counties. During the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents. At December 31, 2024, FPL held 226 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2054. These franchise agreements cover the vast majority of FPL's retail customer base in Florida. At December 31, 2024, FPL also provided service to customers in 10 other municipalities and to 27 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility. FPL relies upon Florida law for access to public rights-of-way.

Because any customer may elect to provide their own electric services, FPL effectively must compete for an individual customer's business. As a practical matter, few customers provide their own service at the present time since FPL's cost of service is lower than the cost of self-generation for a significant majority of customers. Changing technology (particularly increasing efficiency of solar power generation), tax incentives, economic conditions, regulatory changes, increasing cost-competitiveness of rooftop solar and battery storage and other factors could alter the favorable relative cost position that FPL currently enjoys; however, FPL seeks as a matter of strategy to ensure that it delivers superior value, in the form of customer bills as low as possible, high reliability, outstanding customer service and energy from diverse generation sources.

In addition to self-generation by residential, commercial and industrial customers, FPL also faces competition from other suppliers of electrical energy to wholesale and industrial customers and from alternative energy sources. In 2024, 2023 and 2022, operating revenues from wholesale and industrial electric customers combined represented approximately 5%, 5% and 7%, respectively, of FPL's total operating revenues.

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

FPL SOURCES OF GENERATION

At December 31, 2024, FPL's resources for serving load consisted of approximately 35,296 MW of net generating capacity, of which 35,052 MW were from FPL-owned facilities and 244 MW were available through PPAs. FPL owned and operated 44 units with generating capacity of 24,297 MW that primarily use natural gas and 96 solar generation facilities with generating capacity totaling 7,038 MW. In addition, FPL owned, or had undivided interests in, and operated four nuclear units with net generating capacity totaling 3,502 MW (see Nuclear Operations below) and had a joint ownership interest in a coal unit located in Georgia which is operated by the joint owner with a net generating capacity of 215 MW (see Note 7 – Jointly-Owned Electric Plants). FPL also develops and constructs battery storage projects, which, when combined with its solar projects, serve to enhance its ability to meet customer needs for a nearly firm generation source. At December 31, 2024, FPL had 469 MW of battery storage capacity that delivers energy to the transmission system. FPL customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in its service area. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.

In 2024 and in January 2025, FPL continued to add new solar generation with cost recovery through base rates, through a Solar Base Rate Adjustment (SoBRA) and through SolarTogether® (a voluntary community solar program that gives FPL electric customers an opportunity to participate directly in the expansion of solar energy where participants pay a fixed monthly subscription charge and receive credits on their related monthly customer bill). FPL added new solar generation with capacity totaling 2,235 MW in 2024 and 894 MW in January 2025 (see FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025 below).

Fuel Sources

FPL relies upon a mix of fuel sources for its generation facilities, the ability of some of its generation facilities to operate on both natural gas and low sulfur diesel, and on purchased power to maintain the flexibility to achieve a more economical fuel mix in order to respond to market and industry developments. See discussion of solar generation additions above.

*approximately 66% has dual fuel capability

Significant Fuel and Transportation Contracts. At December 31, 2024, FPL had the following significant fuel and transportation contracts in place:

•firm transportation contracts with ten different transportation suppliers for natural gas pipeline capacity for an aggregate maximum delivery quantity of 2,836,000 MMBtu/day with expiration dates through 2042 (see Note 15 – Contracts);
•several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates through 2039; and
•short- and medium-term natural gas supply contracts, with expiration dates through 2028, to provide a portion of FPL's anticipated needs for natural gas, with the remainder of FPL's natural gas requirements being purchased in the spot market.

Nuclear Operations

At December 31, 2024, FPL owned, or had undivided interests in, and operated the four nuclear units in Florida discussed below. FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	Net Generating Capacity (MW)	Beginning of Next Scheduled Refueling Outage	Operating License Expiration Date
St. Lucie Unit No. 1	981	September 2025	2036(a)
St. Lucie Unit No. 2	840(b)	April 2026	2043(a)
Turkey Point Unit No. 3	837	February 2026	2052(c)
Turkey Point Unit No. 4	844	March 2025	2053(c)
______________________
(a)    In 2021, FPL filed an application with the NRC to renew both St. Lucie operating licenses for an additional 20 years. License renewals are pending.
(b)    Excludes 147 MW operated by FPL but owned by non-affiliates.
(c)    In September 2024, the license renewals for both Turkey Point units were approved. An intervenor's appeal of the decision dismissing its proposed contentions against the license renewals is pending before the NRC.

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

Key elements of the 2021 rate agreement, which is effective from January 2022 through December 2025, include, among other things, the following:
•New retail base rates and charges were established resulting in the following increases in annualized retail base revenues:
◦$692 million beginning January 1, 2022, and
◦$560 million beginning January 1, 2023.
•In addition, FPL received base rate increases associated with the addition of up to 894 MW annually of new solar generation through the SoBRA mechanism in each of 2024 and 2025. FPL's recovery through the SoBRA mechanism was limited to an installed cost cap of $1,250 per kW.
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

FPL 2025 Base Rate Proceeding – On December 30, 2024, FPL filed a formal notification with the FPSC indicating its intent to initiate a base rate proceeding by submitting a four-year rate plan that would begin in January 2026 replacing the 2021 rate agreement. The notification states that, based on preliminary estimates, FPL expects to request a general base revenue requirement increase of approximately $1.55 billion effective January 2026 and a subsequent increase of approximately $930 million effective January 2027. The plan is also expected to request authority for a Solar and Battery Base Rate Adjustment mechanism to recover, subject to FPSC review, the revenue requirements associated with building and operating additional solar and battery storage projects in 2028 and 2029. In addition, FPL expects to propose an allowed regulatory ROE midpoint of 11.90% and to incorporate the continued application of FPL's longstanding equity ratio approved in prior base rate cases. FPL expects to file its formal request to initiate a base rate proceeding on or around February 28, 2025.

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
•Storm Protection Plan – costs associated with an FPSC-approved transmission and distribution storm protection plan, substantially all of which includes costs for hardening of overhead transmission and distribution lines, undergrounding of certain distribution lines and vegetation management;
•Capacity – primarily certain costs associated with the acquisition and retirement of several electric generation facilities (see Note 1 – Rate Regulation) and capacity payments related to PPAs;
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

FPL HUMAN CAPITAL

FPL had approximately 9,300 employees at December 31, 2024, with approximately 31% of these employees represented by the International Brotherhood of Electrical Workers (IBEW). The collective bargaining agreements have approximately three-year terms and expire between March 2025 and April 2027.

NEER

NEER, comprised of NEE's competitive energy and rate-regulated transmission businesses, is a diversified energy business with a strategy that emphasizes the development, construction and operation of long-term contracted assets with a focus on low-cost energy solutions. NEER is the world's largest generator of renewable energy from the wind and sun based on 2024 MWh produced on a net generation basis, as well as a world leader in battery storage based on 2024 MW of net generating capacity.

NEE reports NextEra Energy Resources and NEET, a rate-regulated transmission business, on a combined basis for segment reporting purposes, and the combined segment is referred to as NEER. The NEER segment owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets in the U.S. and Canada and also includes assets and investments in other clean energy businesses, such as battery storage and natural gas pipelines. NEER, with approximately 33,410 MW of total net generating capacity at December 31, 2024, is one of the largest wholesale generators of electric power in the U.S., including approximately 32,890 MW of net generating capacity across 41 states and 520 MW of net generating capacity in 4 Canadian provinces. At December 31, 2024, NEER operates facilities, in which it has partial or full ownership interests, with a total generating capacity of approximately 41,500 MW. NEER primarily sells its capacity and/or energy output through long-term power sales agreements with utilities, retail electricity providers, power cooperatives, municipal electric providers and commercial and industrial customers. NEER produces the majority of its energy from clean and renewable sources as described more fully below. In addition, NEER develops and constructs battery storage projects, which when combined with its renewable projects, serve to enhance its ability to meet customers' firm capacity needs, or as standalone facilities. The NEER segment also owns, develops, constructs and operates rate-regulated transmission facilities in North America with a total rate base of $2.7 billion at December 31, 2024. NEER's rate-regulated transmission facilities and the transmission lines that connect its electric generation facilities, including noncontrolling or joint venture interests, to the electric grid are comprised of approximately 370 substations and 3,885 circuit miles of transmission lines at December 31, 2024.

NEER engages in energy-related commodity marketing and trading activities, including entering into financial and physical contracts. These contracts primarily involve power and fuel commodities and their related products for the purpose of providing full energy and capacity requirements services, primarily to distribution utilities in certain markets, and offering customized power and fuel and related risk management services to wholesale customers, as well as to hedge the production from NEER's generation assets that is not sold under long-term power supply agreements. In addition, NEER participates in natural gas, natural gas liquids and oil production through operating and non-operating ownership interests, and in pipeline infrastructure construction, management and operations, through noncontrolling or joint venture interests. NEER hedges the expected output from its natural gas and oil production assets to protect against price movements. During the fourth quarter of 2024, as a result of selling ownership interests in certain natural gas and oil shale formations and in certain natural gas pipeline facilities (see Note 1 – Disposal of Businesses/Assets), NEER reassessed and changed its reporting unit structure to no longer report gas infrastructure as a separate reporting unit.

CLEAN ENERGY AND OTHER OPERATIONS

NEER sells products associated with its generation facilities (energy, capacity, RECs and ancillary services) in competitive markets in regions where those facilities are located. Customer transactions may be supplied from NEER generation facilities or from purchases in the wholesale markets, or from a combination thereof. See Markets and Competition below.

NEER's generation and battery storage projects, natural gas pipelines and transmission facilities (including noncontrolling or joint venture interests) at December 31, 2024 are as follows:

Legend
Battery Storage
Wind
Universal Solar
Nuclear
Natural Gas
Other
Transmission
Pipeline
State with Project in Operation
Locations with more than one facility are illustrated with a single symbol.
Map does not include individual small scale projects.

Clean Energy

2024 Net Generating Capacity by Fuel Type
MW

Nuclear 7%
Other* 7%
Solar 23%
Wind 63%

*Primarily natural gas
Generation Assets

NEER's portfolio of generation assets primarily consists of generation facilities with long-term power sales agreements for substantially all of their capacity and/or energy output. Information related to contracted generation assets at December 31, 2024 was as follows:
•represented approximately 31,569 MW of total net generating capacity; and
•weighted-average remaining contract term of the power sales agreements of approximately 14 years, primarily based on forecasted contributions to earnings.

NEER's merchant generation assets primarily consist of generation facilities that do not have long-term power sales agreements to sell their capacity and/or energy output and therefore require active marketing and hedging. Merchant generation assets at December 31, 2024 represented approximately 1,842 MW of total net generating capacity, including 805 MW from nuclear generation and 1,032 MW from other peak generation facilities, and are primarily located in the Northeast region of the U.S. NEER utilizes swaps, options, futures and forwards to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.

NEER Generation Assets' Fuel/Technology Mix

During 2024, NEER generated approximately 111 million MWh utilizing the following mix of fuel sources for generation facilities in which it has an ownership interest:

2024 Net Generation by Fuel Type
MWh

Other* 4%
Solar 15%
Nuclear 17%
Wind 64%

*Primarily natural gas

Wind Facilities

•located in 23 states in the U.S. and 4 provinces in Canada;
•operated a total generating capacity of approximately 26,335 MW, including capacity associated with noncontrolling and joint venture interests, at December 31, 2024;
•ownership interests in a total net generating capacity of approximately 20,977 MW at December 31, 2024;
◦essentially all MW are contracted wind assets located primarily throughout Texas and the West and Midwest regions of the U.S. and Canada;
◦includes the impacts of approximately 1,365 MW of new generating capacity added in the U.S. in 2024 and an ownership interest in assets sold to a third party totaling approximately 536 MW (see Note 1 – Disposal of Businesses/Assets).

Solar Facilities

•located in 31 states in the U.S.;
•operated photovoltaic and solar thermal facilities with a total generating capacity of approximately 10,157 MW, including capacity associated with noncontrolling and joint venture interests, at December 31, 2024;
•ownership interests in solar facilities with a total net generating capacity of approximately 7,837 MW at December 31, 2024;
◦essentially all MW are contracted solar facilities located primarily throughout the West and South regions of the U.S.;
◦includes the impacts of approximately 2,507 MW of generating capacity added in the U.S. in 2024 and an ownership interest in assets sold to a third party totaling approximately 527 MW (see Note 1 – Disposal of Businesses/Assets).

Nuclear Facilities

At December 31, 2024, NextEra Energy Resources was the sole owner of the two Point Beach nuclear units shown in the table below and was the largest joint owner of the Seabrook nuclear facility shown in the table below. NEER's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	Location	Net Generating Capacity (MW)	Portfolio Category	Beginning of Next Scheduled Refueling Outage(a)	Operating License Expiration Date
Seabrook	New Hampshire	1,102(b)	Merchant(c)	April 2026	2050
Point Beach Unit No. 1	Wisconsin	595	Contracted(d)	March 2025	2030(e)
Point Beach Unit No. 2	Wisconsin	595	Contracted(d)	March 2026	2033(e)
______________________
(a)    NEER has several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel for all nuclear units with expiration dates through 2033 (see Note 15 – Contracts).
(b)    Excludes 147 MW operated by NEER but owned by non-affiliates.
(c)    Includes 297 MW sold under a long-term contract.
(d)    NEER sells all of the output of Point Beach Units Nos. 1 and 2 under long-term contracts through their current operating license expiration dates.
(e)    In 2020, NEER filed an application with the NRC to renew both Point Beach operating licenses for an additional 20 years. License renewals are pending.

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

NEER also maintains an approximately 70% interest in Duane Arnold, a nuclear facility located in Iowa that ceased operations in August 2020. NEER has a site-specific cost estimate and plan for decontamination and decommissioning on file with the NRC. All spent nuclear fuel housed onsite is in long-term dry storage until the DOE is able to take possession. In January 2025, NEER submitted a licensing path and exemption request with the NRC to explore the potential to recommission Duane Arnold. A recommissioning of Duane Arnold is contingent upon several factors including receipt of NRC regulatory approvals and approval of subsequent license renewal. In the event that Duane Arnold is not recommissioned, NEER estimates that the cost of decommissioning Duane Arnold is fully funded and would expect completion by approximately 2080.

Other Clean Energy

NEER's portfolio also includes assets and investments in other businesses with a clean energy focus, such as battery storage, natural gas pipelines and renewable fuels. At December 31, 2024, NextEra Energy Resources had net ownership interests in approximately 3,379 MW of battery storage capacity. In addition, NextEra Energy Resources has equity method investments in four natural gas pipelines located in the Southeast region of the U.S., which total approximately 1,052 miles of pipeline. NextEra Energy Resources' net ownership interests represent noncontrolling interests ranging from approximately 33.3% to 85.0% in the pipelines and total net capacity of 1.67 Bcf per day. NextEra Energy Resources owns, or has a partial ownership interest in, a portfolio of 29 biogas projects, one of which is an operating renewable natural gas facility and the others of which are primarily operating landfill gas-to-electric facilities.

Policy Incentives for Clean Energy Projects

U.S. federal, state and local governments have established various incentives to support the development of clean energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System, wind and solar generation facilities are depreciated for tax purposes over a five-year period even though the useful life of such facilities is generally much longer than five years.

Owners of wind and solar facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. Wind and solar generation facilities are eligible for 100% PTC or 30% ITC if such facilities start construction before the later of 2034 or the end of the calendar year following the year in which greenhouse gas emissions from U.S. electric generation are reduced by 75% from 2022 levels. The PTC is determined based on the amount of electricity produced by the facility during the first ten years of commercial operation. A facility must also meet certain labor requirements to qualify for the 100% PTC or 30% ITC rate or construction must have started on the facility before January 29, 2023. In addition, the PTC is increased by 10% and the ITC rate is increased by 10 percentage points for facilities that satisfy certain tax credit enhancement requirements. Retrofitted wind and solar generation facilities may qualify for a PTC or an ITC if the cost basis of the new investment is at least 80% of the retrofitted facility’s total fair value.

In addition, the 30% ITC applies to energy storage projects placed in service after 2022 (previously, such projects qualified only if they were connected to and charged by a renewable generation facility that claimed the ITC) as well as certain property with respect to renewable natural gas facilities (including gas upgrading equipment) that are placed in service after 2022 and began construction before 2025. Energy storage projects and renewable natural gas facilities are eligible for a 10 percentage point increase in the ITC rate if the facilities satisfy certain tax credit enhancement requirements.

Nuclear facilities placed in service before August 16, 2022, are eligible for a PTC of $3/MWh (increased to $15/MWh if certain prevailing wage requirements are satisfied) for electricity produced and sold after 2023 and before 2033. The PTC for these nuclear facilities begins to phase-out when gross receipts from electricity produced by the nuclear facility exceed $25/MWh and is completely phased-out when gross receipts exceed $43.75/MWh (subject to an annual inflation factor). Nuclear facilities placed in service after 2024 (including the restart of nuclear facilities previously in decommissioning) are eligible for the 100% PTC or 30% ITC, subject to the same requirements applicable to wind and solar facilities (discussed above).

For taxable years beginning after 2022, clean energy tax credits generated during the year can be transferred to an unrelated purchaser for cash, providing an additional path, along with sales of differential membership interests, for developers to monetize the value of clean energy tax credits.

Other countries, including Canada, provide for incentives like feed-in-tariffs for renewable energy projects. The feed-in-tariffs promote renewable energy investments by offering long-term contracts to renewable energy producers, typically based on the cost of generation of each technology.

Other Operations

Rate-Regulated Transmission – At December 31, 2024, certain entities within the NEER segment had ownership interests in rate-regulated transmission and related facilities.

Jurisdiction	NEET's Rate Base (millions)	Miles	Substations	Kilovolt	Location	Rate Regulator	Ownership		Actual/Expected In-Service Dates
Operational:
CAISO	$1,166	223	9	200(a) – 230	California and Nevada	FERC	100%		1960 – 2021
ERCOT	$719	354	11	345	Texas	PUCT	100%		2013
Independent Electricity System Operator (IESO)	$294	280	–	230	Ontario, Canada	OEB	48%		2022
NYISO	$228	20	2	345	New York	FERC	100%		2021 – 2022
Southwest Power Pool (SPP)	$89	466	18	69 – 115	Kansas and Oklahoma	FERC	100%	(b)	1960 – 2021
Other	$228	70	3	161 – 345	Illinois, Indiana, Kentucky and New Hampshire	FERC	100%	(c)	1953 – 1982
Under Construction:
SPP(d)		279	–	345	Kansas, Missouri, New Mexico and Oklahoma	FERC	100%		2025 – 2026
CAISO		142	6	230 – 500	California and Nevada	FERC	100%		2027 – 2029
PJM		105	1	500	Maryland, Pennsylvania, Virginia and West Virginia	FERC	100%		2031
ERCOT		43	8	138 – 345	Texas	PUCT	100%		2025 – 2028
______________________
(a)    Direct current
(b)    Includes a 33-mile transmission line and 5 substations, in which NEET owns a 65% interest.
(c)    Includes a substation, in which NEET owns an 88.3% interest.
(d)    Includes a 48-mile transmission line that went into service in January 2025.

Customer Supply – NEER provides commodities-related products to customers, engages in energy-related commodity marketing and trading activities and includes the operations of a retail electricity provider and ownership interests in natural gas and oil shale formations located primarily in the South region of the U.S. Through NextEra Energy Resources' subsidiary, NextEra Energy Marketing, LLC, NEER:
•manages risk associated with fluctuating commodity prices and optimizes the value of NEER's power generation and natural gas and oil production assets through the use of swaps, options, futures and forwards;
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

RTOs and ISOs exist throughout much of North America to coordinate generation and transmission across wide geographic areas and to run markets. NEER operates in all RTO and ISO jurisdictions. At December 31, 2024, NEER also had generation facilities with a total net generating capacity of approximately 9,196 MW that fall within reliability regions that are not under the jurisdiction of an established RTO or ISO, including 5,806 MW within the Western Electricity Coordinating Council and 2,909 MW within the SERC Reliability Corporation. Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers.

NEER has operations that fall within the following RTOs and ISOs:

Alberta Electric
Systems Operator
82 MW
IESO
307 MW
ISO-NE
2,382 MW
NYISO
510 MW
SPP
6,105 MW
MISO
5,393 MW
PJM
581 MW
CAISO
3,350 MW
ERCOT
5,505 MW

NEER competes in different regions to differing degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generation facilities. At December 31, 2024, approximately 94% of NEER's net generating capacity was committed under long-term contracts. Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets. In such cases, NEER will frequently enter into shorter term bilateral contracts, typically of less than three years duration, to hedge the price risk associated with selling into a daily spot market. Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, serve to protect a portion of the revenue that NEER expects to derive from the associated generation facility. Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes. See Management's Discussion – Overview – Adjusted Earnings.

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

At December 31, 2024, essentially all of NEER's generation facilities located in the U.S. have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005. Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers. They are barred from selling electricity directly to retail customers. While projects with exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Additionally, most of the NEER facilities located in the U.S. are subject to FERC regulations and market rules and the NERC's mandatory reliability standards. All of NEER's facilities are subject to environmental laws and the EPA's environmental regulations, and its nuclear facilities are also subject to the jurisdiction of the NRC. See FPL – FPL Regulation for additional discussion of FERC, NERC, NRC and EPA regulations. Rates of NEER's rate-regulated transmission businesses are set by regulatory bodies as noted in Clean Energy and Other Operations – Other Operations – Rate-Regulated Transmission. With the exception of facilities located in ERCOT, the FERC has jurisdiction over various aspects of NEER's business in the continental U.S., including the oversight and investigation of competitive wholesale energy markets, regulation of the transmission and sale of natural gas, and oversight of environmental matters related to natural gas projects and major electricity policy initiatives. The PUCT has jurisdiction, including the regulation of rates and services, oversight of competitive markets, and enforcement of statutes and rules, over NEER facilities located in ERCOT. In addition, certain of NEER's sales to retail customers are subject to consumer protection laws and other regulations related to consumer activities.

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

In addition, NEER is subject to environmental laws and regulations as described in the NEE Environmental Matters section below. In order to better anticipate potential regulatory changes, NEER continues to actively monitor and participate in regional market stakeholder processes and other forums where changes to existing rules for the interconnection of renewable energy resources and the purchase and sale of energy commodities are under consideration.

In addition to regulation associated with operating assets, the development of energy infrastructure also involves additional and often extensive approvals and permitting requirements at the local, state and federal levels for items such as disturbing wetlands, obtaining no hazard determinations from the Federal Aviation Administration, interacting with wildlife, making wholesale sales of electricity, and other clearances. These requirements may change from time to time. For example, a federal executive order was issued in January 2025 that calls for a pause in federal land leasing, permitting and approvals for wind development facilities pending completion of a review of the federal rules providing for leasing, permitting and approvals for wind projects. This or similar initiatives could limit NEER’s and FPL's ability to obtain or renew necessary approvals, rights-of-way, permits, leases or loans for wind or other energy projects.

NEER HUMAN CAPITAL

NEER had approximately 7,400 employees at December 31, 2024. NEER has collective bargaining agreements with the IBEW, the Utility Workers Union of America and the Security Police and Fire Professionals of America, which collectively represent approximately 6% of NEER's employees. The collective bargaining agreements have approximately three-to-four-year terms and expire between September 2025 and October 2028.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS(a)

Name	Age	Position	Effective Date
Brian W. Bolster	52	Executive Vice President, Finance and Chief Financial Officer of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	May 6, 2024
Robert Coffey	61	Executive Vice President, Nuclear Division and Chief Nuclear Officer of NEE Vice President and Chief Nuclear Officer of FPL	June 14, 2021 June 15, 2021
Terrell Kirk Crews II	46	Executive Vice President. Chief Risk Officer of NEE Executive Vice President, Chief Risk Officer of FPL	May 6, 2024
Nicole Daggs	50	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	January 1, 2024
Michael H. Dunne	49	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE	January 1, 2023
John W. Ketchum	54	Chairman, President and Chief Executive Officer of NEE Chairman of FPL	July 29, 2022 February 15, 2023
Rebecca J. Kujawa	49	President and Chief Executive Officer of NextEra Energy Resources	March 1, 2022
Mark Lemasney	49	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2023
James M. May	48	Vice President, Controller and Chief Accounting Officer of NEE	March 1, 2019
Armando Pimentel, Jr.	62	President and Chief Executive Officer of FPL	February 15, 2023
Ronald R. Reagan	56	Executive Vice President, Engineering, Construction and Integrated Supply Chain of NEE Vice President, Engineering and Construction of FPL	January 1, 2020 March 1, 2019
Charles E. Sieving	52	Executive Vice President, Chief Legal, Environmental and Federal Regulatory Affairs Officer of NEE Executive Vice President of FPL	May 18, 2023 January 1, 2009
______________________
(a)Information is as of February 14, 2025. Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his/her present position for five years or more and his/her employment history is continuous. Mr. Bolster served as Partner Managing Director, Head of Natural Resources Investment Banking (Americas) for Goldman Sachs & Co. LLC from September 2020 until May 2024 and previously served as Partner Managing Director, Global Co-Head of Power, Utility and Infrastructure Investment Banking (Americas) of Goldman Sachs & Co. LLC for several years ending September 2020. Mr. Coffey served as Vice President, Nuclear for FPL from May 2019 to June 2021. Mr. Crews served as Vice President, Business Management of NextEra Energy Resources from March 2019 to February 2022 and was Executive Vice President, Finance and Chief Financial Officer of NEE and FPL from March 2022 until May 2024. Mrs. Daggs served as Vice President, Human Resources for FPL from April 2018 to December 2023. Mr. Dunne served as Vice President Finance of NEE from April 2022 to December 2022. He was previously Managing Director, Global Energy & Power Investment Banking for Bank of America from January 2012 to March 2022. Mr. Ketchum served as President and Chief Executive Officer of NEE from March 2022 to July 2022. He previously served as President and Chief Executive Officer of NextEra Energy Resources from March 2019 to February 2022. Mrs. Kujawa served as Executive Vice President, Finance and Chief Financial Officer of NEE and FPL from February 2019 to February 2022. Mr. Lemasney served as Vice President of Power Generation Division Engineering and Operations Support Services of NEE from November 2018 to December 2022. Mr. Pimentel serves as a member of the Board of Directors of Ameriprise Financial, Inc. since September 2022 and previously served as President and Chief Executive Officer of NextEra Energy Resources from October 2011 to March 2019. Mr. Sieving previously served as Executive Vice President & General Counsel of NEE from December 2008 to May 2023.

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

The local and national political, regulatory and economic environment has had, and may in the future have, an adverse effect on regulatory decisions with negative consequences for NEE and FPL. These decisions, which may come from any level of government, including through actions taken, or not taken, by government agencies as a result of executive orders, may require, for example, FPL or NEER to cancel or delay planned development activities, to reduce or delay other planned capital expenditures or to pay for investments or otherwise incur costs that it may not be able to recover through rates or otherwise, each of which could have a material adverse effect on the business, financial condition, results of operations and prospects of NEE and FPL.

Any reductions or modifications to, or the elimination of, governmental incentives or policies that support clean energy, including, but not limited to, tax laws, policies and incentives, RPS and feed-in-tariffs, or the imposition of additional taxes, tariffs, duties or other costs or assessments on clean energy or the equipment necessary to generate, store or deliver it, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new clean energy projects, NEE and FPL abandoning the development of clean energy projects, a loss of investments in clean energy projects and reduced project returns, any of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE depends heavily on government policies that support clean energy and enhance the economic feasibility of developing and operating clean energy projects in regions in which NEER and FPL operate or plan to develop and operate such facilities. The federal government, a majority of state governments in the U.S. and portions of Canada provide incentives, such as tax incentives, RPS or feed-in-tariffs, that support or are designed to support the sale of energy from clean energy facilities, such as wind and solar energy facilities and energy storage facilities. The development of clean energy projects at acceptable prices has not historically been burdened by actions taken by the U.S. government. However, as a result of budgetary constraints, geopolitical factors, political factors or otherwise, governments from time to time may review their laws and policies that support, or do not overly burden, the development and operation of clean energy facilities and, instead, consider actions that would make the laws and policies less conducive to the development and operation of such projects. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support clean energy, such as PTCs or ITCs, or the imposition of additional taxes, tariffs, duties or other costs or assessments on clean energy or the equipment necessary to generate, store or deliver it, such as policies in place that limit certain imports from China and other Southeast Asian countries, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new clean energy projects, NEE and FPL abandoning the development of clean energy projects, a loss of investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected by new or revised laws, regulations or executive orders, as well as by regulatory action or inaction.

NEE's and FPL's business could be materially adversely affected by a variety of legal activity, such as: 1) the adoption of new or revised laws, such as international trade laws, regulations and interpretations; 2) constitutional ballot or regulatory initiatives, such as those seeking deregulation or restructuring of the energy industry; 3) new or revised regulations, such as those affecting the commodities trading and derivatives markets, emissions, water consumption, water discharges, wetlands, gas and oil infrastructure operations, and environmental and other permitting requirements for energy infrastructure projects; 4) actions taken, or not taken, by government agencies as a result of executive orders, such as failing to issue, delaying the issuance of, or increasing the requirements necessary to obtain approvals, rights-of-way, permits, determinations, leases or loans related to wind or other clean energy projects; and 5) changes in the way government interprets or applies laws, regulations and orders. Changes in the nature of the regulation of NEE's and FPL's business through this type or other types of legal activity could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects. NEE and FPL are unable to predict future legislative, regulatory or executive action or inaction, including through constitutional ballot initiatives or changed government interpretations or applications, although any such changes may increase costs, the challenges associated with developing and operating clean and other energy infrastructure projects, and competitive pressures on NEE and FPL, which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

FPL has limited, but growing, competition in the Florida market for retail electricity customers and is not subject to a RPS. Any changes in Florida law or regulation, whether through new or modified legislation, regulation or executive action or through citizen-approved state constitutional ballot initiatives, which increase competition in the Florida retail electricity market, such as government incentives that would further facilitate the installation of solar generation facilities on residential or other rooftops, would permit third-party sales of electricity or would mandate the transition to renewable energy at FPL, could have a material adverse effect on FPL's business, financial condition, results of operations and prospects. FPL and NEER are also regulated by FERC as transmission providers and sellers of wholesale power. FERC regulation of transmission and wholesale power transactions, including the ability of new energy infrastructure projects to sell the power they produce under power purchase agreements, evolves over time as a result of rulemaking proceedings and new legislative directives from Congress. There can be no assurance that FPL or NEER would be able to respond adequately to the aforementioned state and federal regulatory changes, which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

FPL and NEER are also subject to FERC rules related to transmission that are designed to facilitate competition in the wholesale market on practically a nationwide basis and that evolve over time. NEE cannot predict the impact of changing FERC rules or policies of the RTOs and ISOs, such as rules governing generator interconnection procedures and transmission planning requirements and cost allocation methodologies, or the effect of changes in levels of wholesale supply and demand, which are typically driven by factors beyond NEE's control. There can be no assurance that FPL or NEER will be able to respond adequately or sufficiently quickly to such rules and developments, which may impact the ability, timeline and cost of interconnecting new or repowered energy projects to the transmission system and the availability of transmission system capacity to deliver energy products to market, or to any changes that reverse or restrict the competitive restructuring of the energy industry in those jurisdictions in which such restructuring has occurred. Any of these events could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

The structure of the energy industry and regulation in the U.S. is currently, and may continue to be, subject to challenges and restructuring proposals. Additional regulatory approvals may be required due to changes in law or for other reasons. NEE expects the laws and regulation applicable to its business and the energy industry, including laws and regulations generally supportive of clean energy project development, generally to be in a state of transition for the foreseeable future. Changes in the structure of the industry or in such laws and regulations could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL are subject to numerous environmental laws, regulations and other standards that may result in capital expenditures, increased operating costs and various liabilities, and may require NEE and FPL to limit or eliminate certain operations.

NEE and FPL are subject to domestic environmental laws, regulations and other standards, including, but not limited to, extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, soil quality, climate change, greenhouse gas emissions, waste management, hazardous wastes, marine, avian, bat and other wildlife mortality and habitat protection, historical artifact preservation, natural resources, health (including, but not limited to, electric and magnetic fields from power lines and substations), safety and RPS, that could, among other things, prevent or delay the development of power generation, storage and transmission, gas transportation, or other development projects, restrict or enjoin the output of some existing facilities, limit the availability and use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs, increase capital expenditures and limit or eliminate certain operations. Certain subsidiaries of NEE are also subject to foreign environmental laws, regulations and other standards and, as such, are subject to similar risks.

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

Federal or state laws or regulations may be adopted that would impose new or additional limits on greenhouse gas emissions, including, but not limited to, carbon dioxide and methane, from electric generation units using fuels, such as natural gas. The potential effects of greenhouse gas emission limits on NEE's and FPL's electric generation units are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of greenhouse gas emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, and the range of available compliance alternatives.

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

Extensive federal, state and local government regulation of the operations and businesses of NEE and FPL exposes NEE and FPL to significant and increasing compliance costs and may also expose them to substantial monetary penalties and other sanctions for compliance failures.

NEE's and FPL's operations and businesses are subject to extensive federal, state and local government regulation, which generally imposes significant and increasing compliance costs on their operations and businesses. Additionally, any actual or alleged compliance failures could result in significant costs and other potentially adverse effects of regulatory investigations, proceedings, settlements, decisions and claims, including, among other items, potentially significant monetary penalties. As an example, under the Energy Policy Act of 2005, NEE and FPL, as owners and operators of bulk-power transmission systems and/or electric generation facilities, are subject to mandatory reliability standards. Compliance with these mandatory reliability standards may subject NEE and FPL to higher operating costs and may result in increased capital expenditures. If FPL or NEE is found not to be in compliance with these standards, they may incur substantial monetary penalties and other sanctions. In addition, certain of NEE's and FPL's sales to retail customers are subject to consumer protection laws and other regulations related to consumer activities that are implemented and enforced by a number of federal, state and local government entities. Both the costs of regulatory compliance and the costs that may be imposed as a result of any actual or alleged compliance failures could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

Changes in tax laws, guidance or policies, including but not limited to changes in corporate income tax rates, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's provision for income taxes and reporting of tax-related assets and liabilities require significant judgments and the use of estimates. Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards. Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, guidance or policies, including, but not limited to, changes in corporate income tax rates, renewable energy tax credits and transferability of renewable energy tax credits, the issuance of guidance related to the qualification for renewable energy tax credits and bonus credits, the financial condition and results of operations of NEE and FPL and the resolution of audit issues raised by taxing authorities. These factors, including the ultimate resolution of income tax matters, may result in material adjustments to tax-related assets and liabilities, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

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

FPL’s and NEE’s business and reputation could be adversely affected by allegations that FPL or NEE has violated laws, by any investigations or proceedings that arise from such allegations, or by ultimate determinations of legal violations. For example, media articles were first published in 2021 that alleged, among other things, Florida state and federal campaign finance law violations by FPL. FPL and NEE cannot provide assurance that the outcome of any allegations of violations of law will not result in the imposition of material fines, penalties, or otherwise result in other sanctions or effects on FPL or NEE, or will not have a material adverse impact on the reputation of NEE or FPL or on the effectiveness of their interactions with governmental regulators or other authorities.

Development and Operational Risks

NEE's and FPL's business, financial condition, results of operations and prospects could suffer if NEE and FPL do not proceed with projects under development or are unable to complete the construction of, or capital improvements to, electric generation, storage, transmission and distribution facilities, natural gas and oil production and transportation facilities or other facilities on schedule or within budget.

NEE's and FPL's ability to proceed with projects under development and to complete construction of, and capital improvement projects for, their electric generation, storage, transmission and distribution facilities, natural gas and oil production and transportation facilities and other facilities on schedule and within budget have been, from time to time, and in the future may be, adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, land owners, governmental entities, environmental groups, Native American and aboriginal groups, lessors, joint venture partners, suppliers and other third parties, negative publicity, transmission interconnection issues, geopolitical factors, supply chain disruptions, inflation, rising interest rates and other factors. For example, the ability of NEE and FPL to develop solar generation and battery storage facilities is dependent on the international supply chain for solar panels, batteries and associated equipment, and governmental or regulatory actions have caused minor, and could in the future cause material, disruptions in the ability of NEE and FPL to acquire solar panels and batteries on time and at acceptable costs. If any development project or construction or capital improvement project is not completed, is delayed or is subject to cost overruns, certain associated costs may not be approved for recovery or otherwise be recoverable through regulatory mechanisms that may be available, and NEE and FPL could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss, or reduction, of tax credits, bonus credits or tax incentives, the inability to transfer tax credits, or delayed or diminished returns, and could be required to write off all or a portion of their investment in the project. Any of these events could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL face risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities.

NEE and FPL own, develop, construct, manage and operate electric generation, storage and transmission facilities and natural gas pipelines. A key component of NEE's and FPL's growth is their ability to construct and operate generation, storage, transmission facilities and natural gas pipelines to meet customer needs. As part of these operations, NEE and FPL must periodically apply for licenses and permits from various local, state, federal and other regulatory authorities and abide by their respective conditions. Should NEE or FPL be unsuccessful in obtaining necessary licenses or permits on acceptable terms or resolving third-party challenges to such licenses or permits, should there be any delay in obtaining or renewing necessary licenses or permits or should regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances on NEE or FPL, NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected. Any failure to negotiate successful project development agreements for new facilities with third parties could have similar consequences.

The operation and maintenance of NEE's and FPL's electric generation, storage, transmission and distribution facilities, natural gas and oil production and transportation facilities and other facilities are subject to many operational risks, the consequences of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's electric generation, storage, transmission and distribution facilities, natural gas and oil production and transportation facilities and other facilities are subject to many operational risks. Operational risks could result in, among other things, lost revenues due to prolonged outages, increased expenses due to monetary penalties or fines for compliance failures or legal claims, liability to third parties for property and personal injury damage or loss of life, unsatisfied customers, a failure to perform under applicable power sales agreements or other agreements and associated loss of revenues from terminated agreements or liability for liquidated damages under continuing agreements, and replacement equipment costs or an obligation to purchase or generate replacement power at higher prices.

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
•potential environmental impacts of natural gas and oil production and transportation operations;
•risks associated with potential harm to wildlife;
•availability of adequate water resources and ability to satisfy water intake and discharge requirements;
•inability to identify, manage properly or mitigate equipment defects in NEE's and FPL's facilities;
•use of new or unproven technology;
•inability to anticipate or adapt to changes in the reliability of NEE's or FPL's equipment, operating systems or facilities;
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

Growth in customer accounts and growth of customer usage each directly influence the demand for electricity and the need for additional power generation and power delivery facilities, as well as the need for energy-related commodities, such as natural gas. Customer growth and customer usage are affected by a number of factors outside the control of NEE and FPL, such as mandated energy efficiency measures, demand side management requirements, installation of distributed generation technologies and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation, expanded use of data centers, inflation and the overall level of economic activity. A lack of growth, or a decline, in the number of customers or in customer demand for electricity or natural gas and other fuels may cause NEE and FPL to fail to fully realize the anticipated benefits from significant investments and expenditures and could have a material adverse effect on NEE's and FPL's growth, business, financial condition, results of operations and prospects.

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

Geopolitical factors, terrorist acts, cyberattacks or other similar events affecting NEE's and FPL's systems and facilities, or those of third parties on which NEE and FPL rely, could harm NEE's and FPL's businesses by, for example, limiting their ability to generate, purchase, store or transmit power, natural gas or other energy-related commodities, limiting their ability to bill customers and collect and process payments, and delaying their development and construction of new generation, distribution, storage or transmission facilities or capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues, significant additional costs (for example, to repair assets, implement additional security requirements or maintain or acquire insurance), significant fines and penalties, and reputational damage, could materially adversely affect NEE's and FPL's operations (for example, by contributing to disruption of supplies and markets for natural gas, oil and other fuels), and could impair NEE's and FPL's ability to raise capital (for example, by contributing to financial instability and lower economic activity). In addition, the implementation of security guidelines and measures has resulted in, and is expected to continue to result in, increased costs. Such events or actions may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. NEE's and FPL's insurance coverage does not provide protection against all significant losses.

Insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to NEE and FPL. The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, including impacts of actual or perceived climate-related events, as well as the financial condition of insurers. If NEE or FPL cannot or does not obtain insurance coverage, NEE or FPL may be required to pay costs associated with adverse future events. Additionally, if certain unconsolidated subsidiaries of NEE do not obtain third-party insurance coverage, NEE may be required to pay costs associated with losses or adverse future events involving these entities.

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

NEE invests in natural gas and oil production assets which are exposed to fluctuating market prices of natural gas, natural gas liquids, oil and other energy commodities. A prolonged period of low natural gas and oil prices, disrupted production or unsuccessful drilling efforts could impact NEER’s natural gas and oil production operations and cause NEER to delay or cancel certain natural gas and oil production projects and could result in certain assets becoming impaired, which could materially adversely affect NEE's business, financial condition, results of operations and prospects.

Natural gas and oil prices are affected by supply and demand, both globally and regionally. Factors that influence supply and demand include operational issues, natural disasters, weather, political instability, conflicts, new discoveries, technological advances, economic conditions and actions by major oil-producing countries. There can be significant volatility in market prices for natural gas and oil, and price fluctuations could have a material effect on the financial performance of natural gas and oil producing assets. For example, in a low natural gas and oil price environment, NEER would generate less revenue from its investments in natural gas and oil production properties, and as a result certain investments might become less profitable or incur losses. Additionally, production could be disrupted due to weather or operational issues, among other causes, or drilling efforts could be unsuccessful. Prolonged periods of low oil and gas prices or low production, including from unsuccessful drilling efforts, could also result in the delay or cancellation of natural gas and oil production projects, could cause projects to experience lower returns, and could result in certain assets becoming impaired, which could materially adversely affect NEE's business, financial condition, results of operations and prospects.

If cost recovery arrangements for increased supply costs necessary to provide NEER's full energy and capacity requirements services are not favorable, operating costs could increase and materially adversely affect NEE's business, financial condition, results of operations and prospects.

NEER provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, to satisfy all or a portion of such utilities' power supply obligations to their customers. The supply costs for these transactions may be affected by a number of factors, including, but not limited to, events that may occur after such utilities have committed to supply power, such as weather conditions, transmission constraints, fluctuating prices for, and locational disconnects in, energy and ancillary services, and the ability of the distribution utilities' customers to elect to receive service from competing suppliers. If any of these factors materialize, NEER may not be able to recover all of its increased supply costs, which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

Due to the potential for significant volatility in market prices for fuel, electricity and environmental and other energy-related commodities, NEE's inability or failure to manage properly or hedge effectively the commodity risks within its portfolio could materially adversely affect NEE's business, financial condition, results of operations and prospects.

There can be significant volatility in market prices for fuel, electricity and environmental and other energy-related commodities, both in general and across geographies. NEE's inability or failure to manage properly or hedge effectively its assets or positions against changes in commodity prices, volumes, interest rates, counterparty credit risk or other risk measures, based on factors that are either within, or wholly or partially outside of, NEE's control, may materially adversely affect NEE's business, financial condition, results of operations and prospects.

Reductions in the liquidity of energy markets may restrict NEE's ability to manage its operational risks, which, in turn, could negatively affect NEE's business, financial condition, results of operations and prospects.

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

NEE's and FPL's risk management tools and metrics associated with their hedging and trading procedures, such as daily value at risk, earnings at risk, stop loss limits and liquidity guidelines, are based on historical price movements. Due to the inherent uncertainty involved in price movements and potential deviation from historical pricing behavior, NEE and FPL are unable to assure that their risk management tools and metrics will be effective to protect against significant losses that could have a material adverse effect on their business, financial condition, results of operations and prospects.

If power transmission or natural gas, nuclear fuel or other commodity transportation operations are unavailable or disrupted, the ability for subsidiaries of NEE, including FPL, to sell and deliver power or natural gas may be limited.

Subsidiaries of NEE, including FPL, depend upon power transmission and natural gas, nuclear fuel and other commodity transportation operations, many of which they do not own or control. Occurrences affecting these operations that may or may not be beyond the control of subsidiaries of NEE, including FPL, (such as geopolitical factors, cyber incidents, physical attacks, severe weather or a generation or transmission facility outage, pipeline rupture, or sudden and significant increase or decrease in wind or solar generation) may limit or halt their ability to sell and deliver power and natural gas, or to purchase necessary fuels and other commodities, which could materially adversely impact NEE's and FPL's business, financial condition, results of operations and prospects.

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

If any vendor or hedging or other counterparty fails to fulfill its contractual obligations, NEE and FPL may need to make arrangements with other counterparties or vendors, which could result in material financial losses, higher costs, untimely completion of power generation facilities and other projects, or a disruption of their operations. If a defaulting counterparty is in poor financial condition, NEE and FPL may not be able to recover damages for any contract breach.

NEE and FPL could recognize financial losses or a reduction in operating cash flows if a counterparty fails to perform or make payments in accordance with the terms of derivative contracts or if NEE or FPL is required to post margin cash collateral under derivative contracts.

NEE and FPL use derivative instruments, such as swaps, options, futures and forwards, some of which are traded in the OTC markets or on exchanges, to manage their commodity and financial market risks, and for NEE to engage in commodity trading and marketing activities. Any failures by their counterparties to perform or make payments in accordance with the terms of those transactions could have a material adverse effect on NEE's or FPL's business, financial condition, results of operations and prospects. Similarly, any requirement for FPL or NEE to post margin cash collateral under its derivative contracts could have a material adverse effect on its business, financial condition, results of operations and prospects. These risks may be increased during periods of adverse market or economic conditions such as inflation affecting the industry in which NEE and FPL participate.

NEE and FPL are highly dependent on sensitive and complex information technology systems, and any failure or breach of those systems could have a material adverse effect on their business, financial condition, results of operations and prospects.

NEE and FPL operate in a highly regulated industry that requires the continuous functioning of sophisticated information technology systems and network infrastructure. Despite NEE's and FPL's implementation of security measures, all of their technology systems are vulnerable to disability, failures or unauthorized access. If NEE's or FPL's information technology systems were to fail or be breached, sensitive confidential and other data could be compromised and NEE and FPL could be unable to fulfill critical business functions.

NEE's and FPL's businesses are highly dependent on NEE's and FPL's ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex and cross numerous and diverse markets. Due to the size, scope, complexity and geographical reach of NEE's and FPL's business, the development and maintenance of information technology systems to keep track of and process information is critical and challenging. NEE's and FPL's operating systems and facilities may fail to operate properly or become disabled as a result of events that are either within, or wholly or partially outside of, their control, such as operator error, severe weather, geopolitical activities, terrorist activities or cyber incidents. NEE and FPL also face the risks of operational failure or capacity constraints associated with the information systems of third parties, including, but not limited to, those who provide power transmission and natural gas transportation services. Any such failure or disabling event could impact NEE's and FPL's ability to process transactions and provide services, and materially adversely affect their business, financial condition, results of operations and prospects.

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

NEE's and FPL's retail businesses require access to sensitive customer data in the ordinary course of business. NEE's and FPL's retail businesses may also need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center services, to the retail businesses. If a significant breach occurred, the reputation of NEE and FPL could be materially adversely affected, customer confidence could be diminished, or customer information could be subject to identity theft. NEE and FPL would be subject to costs associated with the breach and/or NEE and FPL could be subject to fines and legal claims, any of which may have a material adverse effect on their business, financial condition, results of operations and prospects.

NEE and FPL could recognize financial losses as a result of volatility in the market values of derivative instruments and limited liquidity in OTC markets.

NEE and FPL execute transactions in derivative instruments on either recognized exchanges or through the OTC markets, depending on management's assessment of the most favorable credit and market execution factors. Transactions executed on OTC markets have the potential for greater volatility and less liquidity than transactions on recognized exchanges. As a result, NEE and FPL may not be able to execute desired OTC transactions due to such heightened volatility and limited liquidity.

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

From time to time, political and public sentiment has resulted in and may result in a significant amount of adverse press coverage and other adverse public statements affecting NEE and FPL. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials, internal investigations or in legal claims. Responding to the negative publicity and any resulting investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from NEE's and FPL's business.

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

Any serious nuclear incident occurring at a NEE or FPL plant could result in substantial remediation costs and other expenses. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear generation facility. An incident at a nuclear facility anywhere in the world also could cause the NRC to impose additional conditions or other requirements on the industry, or on certain types of nuclear generation units, which could increase costs, reduce revenues and result in additional capital expenditures for NEE and FPL.

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

Liquidity, Capital Requirements and Common Stock Risks

Disruptions, uncertainty or volatility in the credit and capital markets, among other factors, may negatively affect NEE's and FPL's ability to fund their liquidity and capital needs and to meet their growth objectives, and could also materially adversely affect their business, financial condition, liquidity, results of operations and prospects.

NEE and FPL rely on access to capital and credit markets as significant sources of liquidity for capital requirements, refinancing activities to support existing debt maturities and other requirements that are not satisfied by operating cash flows. Disruptions, uncertainty or volatility in those capital and credit markets related to, among others, inflation, rising or sustained higher interest rates and political, regulatory and geopolitical events, could increase NEE's and FPL's cost of capital and affect their ability to fund their liquidity and capital needs, to refinance existing indebtedness and to meet their growth objectives. If NEE or FPL is unable to access regularly the capital and credit markets on terms that are reasonable, it may have to delay raising capital, issue shorter-term securities and incur an unfavorable cost of capital, which, in turn, could adversely affect its ability to maintain and grow its business, could contribute to lower earnings and reduced financial flexibility, and could have a material adverse effect on its business, financial condition, liquidity, results of operations and prospects.

Although certain NEE subsidiaries have used non-recourse or limited-recourse, project-specific or other financing in the past, market conditions, changes to regulatory capital requirements and other factors could adversely affect the future availability of such financing. The inability of NEE's subsidiaries, including, without limitation, NEECH and its subsidiaries, to access the capital and credit markets to provide project-specific or other financing for electric generation or other facilities or acquisitions on favorable terms, whether because of disruptions or volatility in those markets or otherwise, could necessitate additional capital raising or borrowings by NEE and/or NEECH in the future and there can be no assurance that NEE or NEECH will have the ability to complete such financings.

Defaults or noncompliance related to project-specific, limited-recourse financing agreements of NEE's consolidated and unconsolidated subsidiaries could materially adversely affect NEE's business, financial condition, liquidity, results of operations and prospects, as well as the availability or terms of future financings for NEE or its subsidiaries.

NEE's consolidated and unconsolidated subsidiaries finance a number of their assets with project-specific, limited-recourse financings. The inability of subsidiaries that have existing project-specific or other financing arrangements to meet the requirements of various agreements relating to those financings, as well as actions by third parties or lenders, could give rise to a project-specific financing default which, if not cured or waived, might result in the specific project, and potentially in some limited instances its parent companies, being required to repay the associated debt or other borrowings earlier than otherwise anticipated. If such repayment were not made, the lenders or security holders would generally have rights to foreclose against the project assets and related collateral. Such an occurrence also could result in NEE expending additional funds or incurring additional obligations over the shorter term to ensure continuing compliance with project-specific financing arrangements based upon the expectation of improvement in the project's performance or financial returns over the longer term. Any of these actions could materially adversely affect NEE's business, financial condition, liquidity, results of operations and prospects, as well as the availability or terms of future financings for NEE or its subsidiaries.

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

Certain of NEE's assets and investments are subject to changes in market value and other risks, which may materially adversely affect NEE's liquidity, financial condition and results of operations.

NEE holds certain assets and investments where changes in the fair value affect NEE's financial results. In some cases there may be no observable market values for these assets and investments, requiring fair value estimates to be based on other valuation techniques. This type of analysis requires significant judgment and the actual values realized in a sale of these assets and investments could differ materially from those estimated. A sale of an asset or investment below previously estimated value, or other decline in the fair value of an asset or investment, could result in losses or the write-off of such asset or investment, and may have a material adverse effect on NEE's liquidity, financial condition and results of operations.

NEE has invested in various joint ventures and equity method investments where it does not have full control over operations, management or decision-making. In many cases, NEE shares control rights with its partners, but may lack influence or be dependent on their business priorities. This situation can lead to decisions that differ from NEE's preferences, potentially impacting the profitability and value of these investments. Furthermore, if a joint venture partner becomes insolvent or bankrupt or is otherwise unable to meet its obligations, NEE may be responsible for meeting certain obligations of the joint ventures as stipulated in its governing documents or applicable law. NEE's reliance on the joint venture partners, who may not always share NEE's business priorities, may have a material adverse effect on NEE's liquidity, financial condition and results of operations.

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

XPLR may not be able to access sources of capital on commercially reasonable terms, which would have a material adverse effect on its ability to consummate future acquisitions and on the value of NEE’s limited partner interest in XPLR OpCo.

Through an indirect wholly owned subsidiary, NEE owns a limited partner interest in XPLR OpCo. XPLR's inability to access capital on commercially reasonable terms when acquisitions, other growth opportunities or capital needs arise could have a material adverse effect on XPLR's ability to deliver its cash distributions to its common unitholders in the future, including NEE, and on the value of NEE’s limited partnership interest in XPLR OpCo. In addition, XPLR's issuance of additional common units or other securities in connection with acquisitions or the conversion of outstanding securities convertible into XPLR common units could cause significant common unitholder dilution and reduce future cash distributions, if any, to its common unitholders, including NEE.

Disruptions, uncertainty or volatility in the credit and capital markets may exert downward pressure on the market price of NEE's common stock.

The market price and trading volume of NEE's common stock are subject to fluctuations as a result of, among other factors, general credit and capital market conditions and changes in market sentiment regarding the operations, business and financing strategies of NEE, its subsidiaries and its affiliates. As a result, disruptions, uncertainty or volatility in the credit and capital markets may, for example, have a material adverse effect on the market price of NEE's common stock.

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

NEE, including FPL, operates a cybersecurity operations center and has cyber threat intelligence capability to identify, monitor, detect and respond to cybersecurity threats which is led by a cybersecurity incident response team. NEE, including FPL, uses these resources, and leverages third-party resources, to identify cybersecurity threats and monitor for anomalies that may result in cybersecurity incidents on its systems, and monitors for impacts to its vendors or suppliers. Assessment of incidents includes, but is not limited to, analysis of the urgency and operational or business impact of an incident and the status and effectiveness of incident defenses. NEE, including FPL, invests in personnel and technologies with the objective of limiting the frequency and impact of cybersecurity incidents. Following documented cybersecurity incident response procedures, the cybersecurity incident response team escalates information about cybersecurity incidents depending on circumstances to oversight committees and personnel charged with managing specific aspects of cybersecurity risk, including, among others, the Cybersecurity and Resiliency Committee, the Cybersecurity Governance Executive Committee and NEE's Board of Directors.
NEE, including FPL, conducts periodic desktop exercises and an annual cybersecurity drill with the participation from time to time of local, state and U.S. federal agencies to test its capability of dealing with a simulated cyberattack. NEE, including FPL, also participates in industry forums and various trade groups, as well as in NERC activities, to learn and apply these incident preparedness learnings to its cybersecurity policies and procedures.

NEE, including FPL, uses third parties to periodically assess the extent to which its cybersecurity risk management protocols align with the U.S. Department of Energy’s Cybersecurity Capability Maturity Model standard. Certain functions within NEE, including FPL, are required to comply with certain regulatory standards that are designed to protect against cybersecurity incidents, including the NERC Critical Infrastructure Protection standards, as well as the NRC cybersecurity protection standards. Further, NEE, including FPL, has a cybersecurity training program and a mock phishing program to educate and train employees on potential cybersecurity risks and on privacy and data protection. Given geopolitical events, NEE, including FPL, continues to take steps to defend against cybersecurity threats to its critical infrastructure, including communications with personnel to ensure heightened awareness of increased cybersecurity threats worldwide.

The cybersecurity capabilities of third-party vendors providing services to NEE or FPL or accessing NEE’s or FPL’s systems or data are evaluated as part of the new vendor establishment process. NEE, including FPL, retains the right to audit vendors for cybersecurity of products and services. Where applicable in NEE’s or FPL’s contracts with third-party vendors accessing its systems or data, standard data security terms and conditions are utilized and minimum amounts of insurance coverage based on the risk of exposure are required.

NEE, including FPL, operates U.S. critical infrastructure. There have been cyberattacks and other physical attacks within the energy industry on energy infrastructure such as substations, gas pipelines and related assets and there may be such attacks in the future. In addition, the advancement of artificial intelligence has given rise to new security risks. Although there have been no cybersecurity incidents or threats with a material impact on NEE’s nor FPL’s business strategy, results of operations, or financial condition, NEE's or FPL's information technology systems could fail or be breached, and such systems could be inoperable, causing NEE and FPL to be unable to fulfill critical business operations. The disclosures herein should be reviewed with the risk factors included in Item 1A.

Governance

The vice president and chief information officer, the vice president cybersecurity and the executive director cybersecurity are responsible for assessing and managing material risks from cybersecurity threats. They have careers that represent more than 50 years of combined experience related to the management and protection of technologies. These individuals participate in or receive updates from not only the cybersecurity incident response team but also cybersecurity oversight committees, such as the Cybersecurity and Resiliency Committee comprised of various members of management, including the executive vice president and chief risk officer, presidents and chief executive officers of FPL and NEER, the executive vice president, finance and chief financial officer and the executive vice president, chief legal, environmental & federal regulatory affairs officer, and the Cybersecurity Governance Executive Committee comprised of various members of management, including the vice president, internal audit and the executive director, emergency preparedness. These committees are charged with governing cybersecurity, cyber risks and resilience activities as well as the cyber and physical security policies and programs for NEE and its subsidiaries.

NEE’s Board of Directors is responsible for the oversight of risks from cybersecurity threats and receives cybersecurity reports from NEE’s vice president and chief information officer and its vice president cybersecurity. The cybersecurity reports to the Board of Directors include various information, such as updates on the cybersecurity threat landscape, risk assessments, mitigation plans, including cyber defenses, notable incidents and a summary of the annual cyber drill results. Significant active cybersecurity incidents and threats are communicated to the Board of Directors as they occur.
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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data. All of FPL's common stock is owned by NEE. NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE." As of January 31, 2025, there were 13,160 holders of record of NEE's common stock. The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors. The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant. In February 2025, NEE announced that it would increase its quarterly dividend on its common stock from $0.515 per share to $0.5665 per share.

Issuer Purchases of Equity Securities. Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2024 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/24 – 10/31/24	—	$—	—	180,000,000
11/1/24 – 11/30/24	4,053	$76.35	—	180,000,000
12/1/24 – 12/31/24	—	$—	—	180,000,000
Total	4,053	$76.35	—
______________________
(a)Includes shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. 2021 Long Term Incentive Plan.
(b)In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock (180 million shares after giving effect to the four-for-one stock split of NEE common stock effective October 26, 2020) over an unspecified period.

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than six million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2024 MWh produced on a net generation basis, as well as a world leader in battery storage capacity. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER. Corporate and Other is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries, and may include the net effect of rounding. See Note 16 for additional segment information. The following discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and all comparisons are with the corresponding items in the prior year.

	Net Income (Loss) Attributable to NEE			Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Years Ended December 31,			Years Ended December 31,
	2024	2023	2022	2024	2023	2022
	(millions)
FPL	$4,543	$4,552	$3,701	$2.21	$2.24	$1.87
NEER(a)	2,299	3,558	285	1.12	1.75	0.14
Corporate and Other	104	(800)	161	0.04	(0.39)	0.09
NEE	$6,946	$7,310	$4,147	$3.37	$3.60	$2.10
______________________
(a)    NEER’s results reflect an allocation of interest expense from NEECH to NextEra Energy Resources based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries.

For the five years ended December 31, 2024, NEE delivered a total shareholder return of approximately 33.2%, compared to the S&P 500’s 97.0% return, the S&P 500 Utilities' 37.7% return and the Dow Jones U.S. Electricity's 40.0% return. The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NextEra Energy, Inc., the S&P 500 Index, the S&P 500 Utilities Index and the Dow Jones US Electricity Index

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
NextEra Energy, Inc.
S&P 500
S&P 500 Utilities
Dow Jones US Electricity

	12/19	12/20	12/21	12/22	12/23	12/24
NextEra Energy, Inc.	100.00	130.08	160.51	146.74	109.62	133.19
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Utilities	100.00	100.48	118.24	120.09	111.59	137.73
Dow Jones US Electricity	100.00	100.18	117.58	119.15	110.07	139.99

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2025 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

Adjusted Earnings

NEE prepares its financial statements under GAAP. However, management also uses earnings adjusted for certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, analysis of performance, reporting of results to the Board of Directors and as an input in determining performance-based compensation under NEE’s employee incentive compensation plans. NEE also uses adjusted earnings when communicating its financial results and earnings outlook to analysts and investors. NEE’s management believes that adjusted earnings provide a more meaningful representation of NEE's fundamental earnings power. Although these amounts are properly reflected in the determination of net income under GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing. Adjusted earnings do not represent a substitute for net income, as prepared under GAAP.

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2024	2023	2022
		(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$666	$1,497	$(696)
Differential membership interests-related – NEER	$(5)	$(49)	$(87)
XPLR investment gains, net – NEER(b)	$(852)	$(963)	$186
Gain on disposal of a business(c)	$—	$306	$—
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net – NEER	$74	$116	$(324)
Impairment charges related to investment in Mountain Valley Pipeline – NEER(d)	$—	$(38)	$(674)
______________________
(a)For 2024, 2023 and 2022, approximately $36 million of losses, $1,729 million of gains and $1,257 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)See Note 4 – Nonrecurring Fair Value Measurements for a discussion of impairment charges related to the investment in XPLR in 2024 and 2023.
(c)For 2023, approximately $300 million of gains are included in FPL's net income; the balance is included in NEER. See Note 1 – Disposal of Businesses/Assets for a discussion of the sale of FPL's ownership interest in its Florida City Gas business (FCG).
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

2024 Summary

Net income attributable to NEE for 2024 was lower than 2023 by $364 million, or $0.23 per share, assuming dilution, due to lower results at NEER and FPL, partly offset by higher results at Corporate and Other.

FPL's net income decreased by $9 million in 2024 primarily driven by the absence of the gain on sale of FPL's ownership interest in the FCG business in 2023 and a lower earned regulatory ROE in 2024, partly offset by continued investments in plant in service and other property.

NEER's results decreased in 2024 primarily driven by unfavorable non-qualifying hedge activity compared to 2023, partly offset by higher earnings from new investments. In 2024, NEER added approximately 1,365 MW of new wind generating capacity, 2,507 MW of solar generating capacity and 755 MW of battery storage capacity and increased its backlog of contracted renewable development projects.

Corporate and Other's results in 2024 increased primarily due to favorable non-qualifying hedge activity.

NEE and its subsidiaries require funds to support and grow their businesses. These funds are primarily provided by cash flows from operations, borrowings or issuances of short- and long-term debt and, from time to time, issuances of equity securities, proceeds from differential membership investors, and sales of tax credits and ownership interests in assets/businesses. See Liquidity and Capital Resources.

RESULTS OF OPERATIONS

Net income attributable to NEE for 2024 was $6.95 billion compared to $7.31 billion in 2023. In 2024, net income attributable to NEE decreased primarily due to lower results at NEER and FPL, partly offset by higher results at Corporate and Other. The comparison of the results of operations for the years ended December 31, 2023 and 2022 are included in Management's Discussion in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2023.

NEE's effective income tax rate for 2024 and 2023 was approximately 6% and 14%, respectively. The rates for both years reflect the impact of renewable energy tax credits. See Note 5.

FPL: Results of Operations

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms. FPL’s net income for 2024 and 2023 was $4,543 million and $4,552 million, respectively, representing a decrease of $9 million. The decrease was primarily driven by the absence of the gain on sale of FPL's ownership interest in the FCG business in 2023 and a lower earned regulatory ROE in 2024, partly offset by higher earnings from investments in plant in service and other property. Such investments grew FPL's average rate base by approximately $6.1 billion in 2024 and reflect, among other things, solar generation additions and ongoing transmission and distribution additions.

In December 2024, the FPSC approved FPL's request to begin a surcharge to recover eligible storm costs and replenish the storm reserve totaling approximately $1.2 billion for twelve months beginning in January 2025, related to Hurricanes Debby, Helene and Milton which impacted FPL's service area in 2024. During 2024, FPL completed a twelve-month interim storm restoration surcharge that began in April 2023 for eligible storm restoration costs and the replenishment of the storm reserve of approximately $1.3 billion, primarily related to Hurricanes Ian and Nicole which impacted FPL's service area in 2022. See Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery.

The use of reserve amortization is permitted by the 2021 rate agreement. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025 for additional information on the 2021 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. In 2024 and 2023, FPL recorded reserve amortization of approximately $328 million and $227 million, respectively. See Depreciation and Amortization Expense below. FPL's earned regulatory ROE for 2024 and 2023 was approximately 11.40% and 11.80%, respectively.

In March 2024, the FPSC issued a supplemental final order regarding FPL's 2021 rate agreement. An April 2024 appeal of the order filed with the Florida Supreme Court by certain intervenors remains pending. See Note 1 – Rate Regulation.

During 2024, operating revenues decreased $1,346 million primarily related to lower storm cost recovery revenues and lower fuel cost recovery revenues, partly offset by an increase in retail base revenues.

Retail Base

FPL’s retail base revenues for 2024 and 2023 reflect the 2021 rate agreement. Retail base revenues increased approximately $272 million during the year ended December 31, 2024 primarily related to an increase of 1.9% in the average number of customer accounts and new retail base rates through its SoBRA mechanism under the 2021 rate agreement. The increases were partly offset by a decrease of approximately 0.5% in the average usage per retail customer primarily driven by unfavorable weather when compared to the prior year. See Note 1 – Rate Regulation.

In December 2024, FPL filed a formal notification with the FPSC indicating its intent to initiate a base rate proceeding. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates for additional information on the details of FPL's formal notification.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to certain solar, environmental projects, storm protection plan investments and the unamortized balance of the regulatory asset associated with FPL's acquisition of certain generation facilities. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Cost Recovery Clauses. Under-recovery or over-recovery of cost recovery clause and other pass-through costs (deferred clause and franchise expenses and revenues) can significantly affect NEE's and FPL's operating cash flows. The change from a net under-recovery of cost recovery clauses at December 31, 2023 to a net over-recovery of cost recovery clauses at December 31, 2024 impacting FPL's operating cash flows was approximately $1,016 million, primarily related to lower fuel prices.

The decrease in operating revenues in 2024 reflects lower storm cost recovery revenues of approximately $1,090 million primarily associated with the completion of surcharges for Hurricanes Ian and Nicole, as discussed above. The decrease in operating revenues in 2024 was also impacted by a decrease in fuel cost recovery revenues of approximately $526 million primarily as a result of lower fuel and energy prices. In 2024 and 2023, cost recovery clauses contributed approximately $417 million and $369 million, respectively, to FPL’s net income.

Other Items Impacting FPL's Consolidated Statements of Income

Fuel, Purchase Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $573 million in 2024 primarily related to lower fuel and energy prices.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2024	2023
	(millions)
Reserve amortization recorded under the 2021 rate agreement	$(328)	$(227)
Other depreciation and amortization recovered under base rates (excluding reserve amortization) and other	2,667	2,468
Depreciation and amortization primarily recovered under cost recovery clauses and storm-recovery cost amortization	488	1,548
Total	$2,827	$3,789

Depreciation expense decreased $962 million during 2024 primarily reflecting lower amortization of deferred storm costs, primarily associated with Hurricanes Ian and Nicole as discussed above, of approximately $1,089 million and lower reserve amortization, partly offset by increased depreciation related to higher plant in service balances. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets. At December 31, 2024, approximately $895 million of reserve amortization remains available under the 2021 rate agreement.

Gains on Disposal of Businesses/Assets – net
In 2023, gains on disposal of businesses/assets – net primarily relate to the sale of ownership interests in the FCG business. See Note 1 – Disposal of Businesses/Assets.

NEER: Results of Operations

NEER owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets in the U.S. and Canada and also includes assets and investments in other clean energy businesses, such as battery storage and natural gas pipelines. NEER also provides full energy and capacity requirements services, engages in energy-related commodity marketing and trading activities, owns, develops, constructs and operates rate-regulated transmission facilities and transmission lines and invests in natural gas, natural gas liquids and oil production assets. NEER’s net income less net loss attributable to noncontrolling interests for 2024 and 2023 was $2,299 million and $3,558 million, respectively, resulting in a decrease in 2024 of $1,259 million. The primary drivers, on an after-tax basis, of the change are in the following table.

Increase (Decrease) From Prior Period
Year Ended December 31, 2024
(millions)
New investments(a)	$983
Existing clean energy(a)	31
Customer supply(b)	(230)
NEET(a)	10
Other, including interest expense, corporate general and administrative expenses and other investment income	(395)
Change in non-qualifying hedge activity(c)	(1,765)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	(42)
XPLR investment gains, net(c)	111
Impairment charges related to investment in Mountain Valley Pipeline(c)	38
Change in net income less net loss attributable to noncontrolling interests	$(1,259)
______________________
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with renewable energy tax credits for wind, solar and storage projects, as applicable (see Note 1 – Income Taxes and – Noncontrolling Interests and Note 5), but excludes allocation of interest expense and corporate general and administrative expenses except for an allocated credit support charge related to guarantees issued to conduct business activities. Results from projects, pipelines and rate-regulated transmission facilities and transmission lines are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, and pipeline results are included in existing clean energy and rate-regulated transmission facilities and transmission lines are included in NEET beginning with the thirteenth month of operation or ownership.
(b)    Excludes allocation of interest expense and corporate general and administrative expenses except for an allocated credit support charge related to guarantees issued to conduct business activities and includes natural gas, natural gas liquids and oil production results.
(c)    See Overview – Adjusted Earnings for additional information.

New Investments
Results from new investments in 2024 increased primarily due to higher earnings related to new wind and solar generation and battery storage facilities that entered service during or after 2023.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for 2024 decreased $2,130 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $66 million of losses during 2024 compared to $2,529 million of gains for 2023), partly offset by,
•revenues from new investments of $494 million.

Operating Expenses – net
Operating expenses – net for 2024 increased $932 million primarily due to increases of $568 million in depreciation and amortization expenses, $175 million in O&M expenses and $119 million in fuel, purchased power and interchange expenses. The increases were primarily associated with growth across the NEER businesses and higher depletion related to natural gas and oil production.

Gains on Disposal of Businesses/Assets – net
In 2024, the change in gains on disposal of businesses/assets – net primarily reflect the September 2024 sales of ownership interests in connection with the pipeline joint venture and the renewable assets joint venture. See Note 1 – Disposal of Businesses/Assets.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $267 million and $649 million of equity in losses of equity method investees in 2024 and 2023, respectively. The change in 2024 primarily reflects a 2024 impairment charge of approximately $0.8 billion ($0.6 billion after tax) compared to a 2023 impairment charge of $1.2 billion ($0.9 billion after tax) related to the investment in XPLR (see Note 4 – Nonrecurring Fair Value Measurements).

Income Taxes
NEER's effective income tax rate for 2024 and 2023 was approximately (165)% and 7%, respectively, and is primarily based on the composition of pretax income in 2024 and 2023 as well as the impact of renewable energy tax credits. PTCs from wind and solar projects and ITCs from solar, battery storage and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. During the year ended December 31, 2024, renewable energy tax credits increased by approximately $477 million reflecting growth in NEER's business. See Note 1 – Income Taxes for a discussion of renewable energy tax credits, Note 5 and Note 16.

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

Corporate and Other's results increased $904 million during 2024 primarily due to favorable after-tax impacts of approximately $934 million, as compared to the prior year, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments used to manage interest rate and foreign currency exchange rate risk associated primarily with outstanding and expected future debt issuances and borrowings (see Note 3).

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital (see Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery), capital expenditures (see Note 15 – Commitments), investments in or acquisitions of assets and businesses (see Note 6), payment of maturing debt and related derivative obligations (see Note 13 and Note 3) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt (see Note 13) and, from time to time, equity securities, proceeds from differential membership investors, sales of renewable energy tax credits (see Note 1 – Income Taxes) and sales of ownership interests in assets/businesses (see Note 1 – Disposal of Businesses/Assets), consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests in XPLR. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The purchases may be made in the open market or in privately negotiated transactions. Any purchases will be made in such quantities, at such prices, in such manner and on such terms and conditions as determined by NEE or its subsidiaries in their discretion, based on factors such as market and business conditions, applicable legal requirements and other factors. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause XPLR’s common units to be delisted from the New York Stock Exchange or to cause the common units to be deregistered with the SEC. As of December 31, 2024, the dollar value of units that may yet be purchased by NEE under this program was $114 million. At December 31, 2024, NEE had an approximately 52.6% noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR OpCo.

Cash Flows

NEE's sources and uses of cash for 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
	2024	2023	2022
	(millions)
Sources of cash:
Cash flows from operating activities	$13,260	$11,301	$8,262
Issuances of long-term debt, including premiums and discounts	24,769	13,857	13,856
Proceeds from differential membership investors	2,257	2,745	4,158
Proceeds from the sale of Florida City Gas business	—	924	—
Sale of independent power and other investments of NEER	2,659	1,883	1,564
Issuances of common stock/equity units	48	4,514	1,514
Net increase in commercial paper and other short-term debt	—	2,308	957
Cash swept from related parties – net	—	1,213	240
Other sources – net	—	—	89
Total sources of cash	42,993	38,745	30,640
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(24,729)	(25,113)	(19,283)
Retirements of long-term debt	(10,113)	(7,978)	(4,525)
Net decrease in commercial paper and other short-term debt	(3,018)	—	—
Payments to differential membership investors	(740)	(75)	(179)
Repayments of swept cash to related parties – net	(1,371)	—	—
Dividends on common stock	(4,235)	(3,782)	(3,352)
Other uses – net	(791)	(1,814)	(1,169)
Total uses of cash	(44,997)	(38,762)	(28,508)
Effects of currency translation on cash, cash equivalents and restricted cash	(14)	(4)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,018)	$(21)	$2,125

For significant financing activity that occurred subsequent to December 31, 2024, see Note 13.

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 15 – Commitments for estimated capital expenditures in 2025 through 2029.

The following table provides a summary of capital investments for 2024, 2023 and 2022.

	Years Ended December 31,
	2024	2023	2022
	(millions)
FPL:
Generation:
New	$2,479	$3,163	$2,079
Existing	967	1,441	1,804
Transmission and distribution	4,425	4,292	4,553
Nuclear fuel	222	98	118
General and other	636	688	581
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	(515)	(282)	50
Total	8,214	9,400	9,185
NEER:
Wind	4,355	4,793	3,481
Solar (includes solar plus battery storage projects)	7,327	5,448	2,880
Other clean energy	2,213	2,837	1,052
Nuclear (includes nuclear fuel)	344	228	214
Customer supply – natural gas and oil production	1,167	1,575	1,215
Rate-regulated transmission	650	317	431
Other	336	454	372
Total	16,392	15,652	9,645
Corporate and Other	123	61	453
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$24,729	$25,113	$19,283

Liquidity

At December 31, 2024, NEE's total net available liquidity was approximately $18.0 billion. The table below provides the components of FPL's and NEECH's net available liquidity at December 31, 2024.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,420	$10,667	$14,087	2025 – 2029	2025 – 2029
Issued letters of credit	(4)	(708)	(712)
	3,416	9,959	13,375

Bilateral revolving credit facilities(b)	1,080	3,250	4,330	2025 – 2027	2025 – 2027
Borrowings(b)	—	—	—
	1,080	3,250	4,330

Letter of credit facilities(c)	—	3,854	3,854		2025 – 2027
Issued letters of credit	—	(2,930)	(2,930)
	—	924	924

Subtotal	4,496	14,133	18,629

Cash and cash equivalents	32	1,451	1,483
Commercial paper and other short-term borrowings outstanding	(1,430)	(457)	(1,887)
Cash swept from unconsolidated entities	—	(250)	(250)
Net available liquidity	$3,098	$14,877	$17,975
______________________
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,200 million ($450 million for FPL and $2,750 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,663 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity as well as the repayment of approximately $1,979 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. As of December 31, 2024, approximately $575 million of FPL's and $5,422 million of NEECH's syndicated revolving credit facilities expire over the next 12 months.
(b)    Only available for the funding of loans. As of December 31, 2024, approximately $925 million of FPL's and $2,600 million of NEECH's bilateral revolving credit facilities expire over the next 12 months.
(c)    Only available for the issuance of letters of credit. As of December 31, 2024, approximately $1,180 million of the letter of credit facilities expire over the next 12 months.

Approximately 74 banks, located globally, participate in FPL’s and NEECH’s revolving credit facilities, with no one bank providing more than 5% of the combined revolving credit facilities. Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under its revolving credit facilities. In order for FPL or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities and, also for NEECH, its letter of credit facilities, FPL, in the case of FPL, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. The FPL and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio. At December 31, 2024, each of NEE and FPL was in compliance with its required ratio.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 8 regarding guarantees of obligations on behalf of XPLR subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At December 31, 2024, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements and engineering, procurement and construction agreements, associated with the development, construction and financing of certain power generation facilities (see Note 1 – Structured Payables) and a natural gas pipeline project, as well as a natural gas transportation agreement. Commitments associated with these activities are included in the contracts table in Note 15.

In addition, at December 31, 2024, NEE subsidiaries had approximately $6.4 billion in guarantees related to obligations under PPAs and acquisition agreements, nuclear-related activities, payment obligations related to PTCs, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 15 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At December 31, 2024, these guarantees totaled approximately $1.8 billion and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. At December 31, 2024, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at December 31, 2024) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $1.6 billion.

At December 31, 2024, subsidiaries of NEE also had approximately $5.6 billion of standby letters of credit and approximately $1.6 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Year Ended December 31, 2024
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(2)	$7,846	$24,753
Operating income (loss)	$(331)	$1,254	$7,479
Net income (loss)	$(12)	$1,156	$5,698
Net income (loss) attributable to NEE/NEECH	$(12)	$2,405	$6,946

	December 31, 2024
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$557	$7,166	$11,951
Total noncurrent assets	$2,625	$85,583	$178,193
Total current liabilities	$6,563	$18,080	$25,355
Total noncurrent liabilities	$33,793	$58,074	$103,928
Redeemable noncontrolling interests	$—	$401	$401
Noncontrolling interests	$—	$10,359	$10,359
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

Credit Ratings

NEE’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements is dependent on its and its subsidiaries credit ratings. At February 14, 2025, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

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

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure. However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds. Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock. The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings. At December 31, 2024, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and all indebtedness of FPL that ranks prior or equal to the first mortgage bonds. At December 31, 2024, coverage for the 12 months ended December 31, 2024 would have been approximately 7.5 times the annual interest requirements and approximately 3.3 times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee. At December 31, 2024, FPL could have issued in excess of $36 billion of additional first mortgage bonds based on the unfunded property additions and retired first mortgage bonds. At December 31, 2024, no cash was deposited with the mortgage trustee for these purposes.

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that NEE believes are both most important to the portrayal of its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the critical accounting estimates may result in materially different amounts being reported under different conditions or using different assumptions. NEE’s significant accounting policies, including those requiring critical accounting estimates, are described in Note 1 to the consolidated financial statements, which were prepared under GAAP. Further details regarding NEE's critical accounting estimates are as follows:

Accounting for Derivatives and Hedging Activities

NEE uses derivative instruments (primarily swaps, options, futures and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated primarily with outstanding and expected future debt issuances and borrowings. In addition, NEE, through NEER, uses derivatives to optimize the value of its power generation and natural gas and oil production assets and engages in power and fuel marketing and trading activities to take advantage of expected future favorable price movements.

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

Net periodic pension income is calculated using a number of actuarial assumptions. Those assumptions for the years ended December 31, 2024, 2023 and 2022 include:

	2024	2023	2022
Discount rate	4.88%	5.05%	2.87%
Salary increase	4.90%	4.90%	4.90%
Expected long-term rate of return, net of investment management fees	8.00%	8.00%	7.35%
Weighted-average interest crediting rate	3.89%	3.82%	3.79%

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

The following table illustrates the effect on net periodic pension income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase (Decrease) in 2024 Net Periodic Pension Income
	Change in Assumption	NEE	FPL
		(millions)
Expected long-term rate of return	0.5%	$26	$16
Discount rate	(0.5)%	$1	$1
Salary increase	0.5%	$(2)	$(1)

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

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation. In addition, NEE also makes interest rate and rate of return projections on its investments in determining recommended funding requirements for nuclear decommissioning costs. Periodically, NEE is required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs. For example, an increase of 0.25% in the assumed escalation rates for nuclear decommissioning costs would increase NEE’s AROs at December 31, 2024 by approximately $208 million.

Assumptions and Accounting Approach

FPL – For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are approved by the FPSC. The most recent studies, filed in 2020, reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units at the time of the studies. FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.6 billion, or $2.5 billion expressed in 2024 dollars. The ultimate costs of decommissioning reflect the applications submitted to the NRC for the extension of St. Lucie Units Nos. 1 and 2 licenses for an additional 20 years, as well as the license renewals for Turkey Point Units No. 3 and 4 approved in 2024.

FPL accrues the cost of dismantling its other generation plants over the expected service life of each unit based on studies filed with the FPSC. Unlike nuclear decommissioning, dismantlement costs are not funded. The most recent studies became effective January 1, 2022. At December 31, 2024, FPL’s portion of the ultimate cost to dismantle its other generation units is approximately $2.5 billion, or $1.2 billion expressed in 2024 dollars. The majority of the dismantlement costs are not reported as AROs. FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. Any differences between the amount of the ARO and the amount recorded for ratemaking purposes are reported as a regulatory asset or liability in accordance with regulatory accounting.

The components of FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	Nuclear Decommissioning		Other Generation Plant Dismantlement		Interim Removal Costs and Other		Total
	December 31,		December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	(millions)
AROs(a)	$1,959	$1,882	$331	$283	$5	$5	$2,295	$2,170
Less capitalized ARO asset net of accumulated depreciation	58	59	82	28	—	—	140	87
Accrued asset removal costs(b)	509	480	191	182	(1,375)	(1,023)	(675)	(361)
Asset retirement obligation regulatory expense difference(c)	4,936	4,202	(130)	(150)	—	—	4,806	4,052
Accrued decommissioning, dismantlement and other accrued asset removal costs(d)	$7,346	$6,505	$310	$287	$(1,370)	$(1,018)	$6,286	$5,774
______________________
(a)    See Note 11.
(b)    Included in noncurrent regulatory liabilities on NEE’s and FPL’s consolidated balance sheets, except for $1,373 million and $1,021 million which are related to interim removal costs and are included in noncurrent regulatory assets as of December 31, 2024 and 2023, respectively. See Note 1 – Rate Regulation.
(c)    Included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets, except for $3 million and $14 million which are related to other generation plant dismantlement and are included in noncurrent regulatory assets as of December 31, 2024 and 2023, respectively. See Note 1 – Rate Regulation.
(d)    Represents total amount accrued for ratemaking purposes.

NEER – NEER records liabilities for the present value of its expected nuclear plant decommissioning and its expected wind and solar facilities dismantlement costs which are determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and facilities, as well as the timing of decommissioning or dismantlement. The liabilities are being accreted using the interest method through the date decommissioning or dismantlement activities are expected to be complete. At December 31, 2024 and 2023, the AROs for decommissioning of NEER’s nuclear plants approximated $646 million and $607 million, respectively. NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.8 billion, or $2.2 billion expressed in 2024 dollars. At December 31, 2024 and 2023, the AROs for dismantling certain of NEER’s wind facilities approximated $329 million and $296 million, respectively, and for dismantling certain of NEER's solar facilities approximated $315 million and $256 million, respectively.

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

Commodity Price Risk

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity. In addition, NEE, through NEER, uses derivatives to optimize the value of its power generation and natural gas and oil production assets and engages in power and fuel marketing and trading activities to take advantage of expected future favorable price movements. See Critical Accounting Policies and Estimates – Accounting for Derivatives and Hedging Activities and Note 3.

During 2023 and 2024, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2022	$1,177	$(3,921)	$16	$(2,728)
Reclassification to realized at settlement of contracts	(369)	154	(9)	(224)
Value of contracts acquired	6	95	—	101
Net option premium purchases (issuances)	183	17	—	200
Changes in fair value excluding reclassification to realized	340	2,178	5	2,523
Fair value of contracts outstanding at December 31, 2023	1,337	(1,477)	12	(128)
Reclassification to realized at settlement of contracts	(373)	190	(24)	(207)
Value of contracts acquired	2	24	—	26
Net option premium purchases (issuances)	(2)	23	—	21
Changes in fair value excluding reclassification to realized	380	(284)	50	146
Fair value of contracts outstanding at December 31, 2024	1,344	(1,524)	38	(142)
Net margin cash collateral paid (received)				(475)
Total mark-to-market energy contract net assets (liabilities) at December 31, 2024	$1,344	$(1,524)	$38	$(617)

NEE’s total mark-to-market energy contract net assets (liabilities) at December 31, 2024 shown above are included on the consolidated balance sheets as follows:

December 31, 2024
(millions)
Current derivative assets	$734
Noncurrent derivative assets	1,391
Current derivative liabilities	(960)
Noncurrent derivative liabilities	(1,782)
NEE's total mark-to-market energy contract net liabilities	$(617)

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2024 were as follows:

	Maturity
	2025	2026	2027	2028	2029	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(239)	$14	$5	$66	$45	$33	$(76)
Significant other observable inputs	448	257	185	54	25	(12)	957
Significant unobservable inputs	145	24	4	2	9	279	463
Total	354	295	194	122	79	300	1,344
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(72)	(48)	(21)	3	3	6	(129)
Significant other observable inputs	(363)	(313)	(236)	(118)	(86)	(169)	(1,285)
Significant unobservable inputs	(22)	(35)	(42)	(6)	13	(18)	(110)
Total	(457)	(396)	(299)	(121)	(70)	(181)	(1,524)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	4	—	—	—	—	—	4
Significant unobservable inputs	27	6	1	—	—	—	34
Total	31	6	1	—	—	—	38
Total sources of fair value	$(72)	$(95)	$(104)	$1	$9	$119	$(142)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2023	$—	$4	$4	$2	$114	$116	$2	$113	$111
December 31, 2024	$—	$6	$6	$3	$99	$98	$3	$89	$88
Average for the year ended December 31, 2024	$—	$4	$4	$4	$100	$100	$4	$100	$99
______________________
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $6 million and $1 million at December 31, 2024 and 2023, respectively.
(b)    Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market. The VaR figures for the non-qualifying hedges and hedges in FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

Interest Rate Risk

NEE's and FPL's financial results are exposed to risk resulting from changes in interest rates as a result of their respective outstanding and expected future issuances of debt, investments in special use funds and other investments. NEE and FPL manage their respective interest rate exposure by monitoring current interest rates, entering into interest rate contracts and using a combination of fixed-rate and variable-rate debt. Interest rate contracts are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Special use funds	$2,294	$2,294	$2,222	$2,222
Other investments, primarily debt securities	$2,007	$2,007	$1,802	$1,802
Long-term debt, including current portion	$80,446	$76,428	$68,306	$64,103
Interest rate contracts – net unrealized gains (losses)	$293	$293	$(249)	$(249)
FPL:
Special use funds	$1,741	$1,741	$1,658	$1,658
Long-term debt, including current portion	$26,745	$24,718	$25,274	$23,430
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

At December 31, 2024, NEE had interest rate contracts with a net notional amount of approximately $35.2 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE’s net liabilities would increase by approximately $3,475 million ($1,153 million for FPL) at December 31, 2024.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $6,164 million and $5,290 million ($4,219 million and $3,536 million for FPL) at December 31, 2024 and 2023, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At December 31, 2024, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $577 million ($388 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2024, NEE's credit risk exposure associated with its energy marketing and trading operations, taking into account collateral and contractual netting rights, totaled approximately $2.6 billion ($64 million for FPL), of which approximately 88% (99% for FPL) was with companies that have investment grade credit ratings. See Note 3.
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

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control – Integrated Framework (2013). Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2024.

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

JOHN W. KETCHUM	BRIAN W. BOLSTER
John W. Ketchum Chairman, President and Chief Executive Officer of NEE and Chairman of FPL	Brian W. Bolster Executive Vice President, Finance and Chief Financial Officer of NEE and FPL

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer of NEE

ARMANDO PIMENTEL, JR.	KEITH FERGUSON
Armando Pimentel, Jr. President and Chief Executive Officer of FPL	Keith Ferguson Vice President, Accounting and Controller of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
NextEra Energy, Inc. and Florida Power & Light Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NEE) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEE and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of NEE and FPL and our report dated February 14, 2025, expressed unqualified opinions on those financial statements.

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
February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
    NextEra Energy, Inc. and Florida Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NEE) and the related separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2024 and 2023, and NEE's and FPL's related consolidated statements of income and cash flows, NEE's consolidated statements of comprehensive income and equity, and FPL’s consolidated statements of common shareholder’s equity, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEE and FPL as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEE’s and FPL’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed unqualified opinions on NEE’s and FPL’s internal control over financial reporting.

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

NEE – Operating Revenue – Unrealized Losses – Refer to Note 3 to the financial statements

Critical Audit Matter Description

NEE enters into complex energy derivatives and transacts in certain markets that are thinly traded, which may result in subjective estimates of fair value that include unobservable inputs. Changes in the derivatives’ fair value for power purchases and sales, fuel sales and trading activities are primarily recognized on a net basis in operating revenues. For the year ended December 31, 2024, unrealized losses associated with Level 3 transactions of $25 million are included in operating revenues in the consolidated statement of income of NEE.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impact of rate regulation included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment and regulatory assets or liabilities, including storm restoration costs; the depreciation and amortization of such amounts in accordance with FPSC orders; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs recognized as property, plant and equipment and regulatory assets in future rates or of a refund or future reduction in rates that should be recognized as a regulatory liability.
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
February 14, 2025

We have served as NEE’s and FPL’s auditor since 1950.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
OPERATING REVENUES	$24,753	$28,114	$20,956
OPERATING EXPENSES
Fuel, purchased power and interchange	5,029	5,457	6,389
Other operations and maintenance	4,857	4,681	4,428
Depreciation and amortization	5,462	5,879	4,503
Taxes other than income taxes and other – net	2,278	2,265	2,077
Total operating expenses – net	17,626	18,282	17,397
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	352	405	522
OPERATING INCOME	7,479	10,237	4,081
OTHER INCOME (DEDUCTIONS)
Interest expense	(2,235)	(3,324)	(585)
Equity in earnings (losses) of equity method investees	(246)	(648)	203
Allowance for equity funds used during construction	198	161	112
Gains on disposal of investments and other property – net	163	125	80
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	107	159	(461)
Other net periodic benefit income	235	245	202
Other – net	336	333	200
Total other income (deductions) – net	(1,442)	(2,949)	(249)
INCOME BEFORE INCOME TAXES	6,037	7,288	3,832
INCOME TAXES	339	1,006	586
NET INCOME	5,698	6,282	3,246
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,248	1,028	901
NET INCOME ATTRIBUTABLE TO NEE	$6,946	$7,310	$4,147
Earnings per share attributable to NEE:
Basic	$3.38	$3.61	$2.10
Assuming dilution	$3.37	$3.60	$2.10

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2024	2023	2022
NET INCOME	$5,698	$6,282	$3,246
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive loss to net income (net of $1 tax benefit, $1 tax benefit and $2 tax benefit, respectively)	1	2	6
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $1 tax benefit, $6 tax expense and $29 tax benefit, respectively)	(3)	17	(84)
Reclassification from accumulated other comprehensive loss to net income (net of $2 tax benefit, $4 tax benefit and $3 tax benefit, respectively)	5	13	10
Defined benefit pension and other benefits plans:
Net unrealized gains (losses) and unrecognized prior service benefit (cost) (net of $19 tax expense, $7 tax expense and $41 tax benefit, respectively)	60	21	(133)
Reclassification from accumulated other comprehensive loss to net income (net of $0 tax benefit, $0 tax benefit and $2 tax benefit, respectively)	—	1	7
Net unrealized gains (losses) on foreign currency translation	(27)	13	(44)
Other comprehensive income related to equity method investees (net of $0 tax expense, $0 tax expense and $0 tax expense, respectively)	1	1	1
Total other comprehensive income (loss), net of tax	37	68	(237)
COMPREHENSIVE INCOME	5,735	6,350	3,009
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,238	1,025	920
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$6,973	$7,375	$3,929

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,487	$2,690
Customer receivables, net of allowances of $56 and $52, respectively	3,336	3,609
Other receivables	1,180	944
Materials, supplies and fuel inventory	2,214	2,106
Regulatory assets	1,417	1,460
Derivatives	879	1,730
Contract assets	252	1,487
Other	1,186	1,335
Total current assets	11,951	15,361
Other assets:
Property, plant and equipment – net ($25,632 and $26,900 related to VIEs, respectively)	138,852	125,776
Special use funds	9,800	8,698
Investment in equity method investees	6,118	6,156
Prepaid benefit costs	2,496	2,112
Regulatory assets	4,828	4,801
Derivatives	1,774	1,790
Goodwill	4,866	5,091
Other	9,459	7,704
Total other assets	178,193	162,128
TOTAL ASSETS	$190,144	$177,489
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$1,670	$4,650
Other short-term debt	217	255
Current portion of long-term debt ($25 and $66 related to VIEs, respectively)	8,061	6,901
Accounts payable ($631 and $1,718 related to VIEs, respectively)	6,982	8,504
Customer deposits	694	638
Accrued interest and taxes	1,016	970
Derivatives	1,073	845
Accrued construction-related expenditures	2,346	1,861
Regulatory liabilities	279	340
Other	3,017	2,999
Total current liabilities	25,355	27,963
Other liabilities and deferred credits:
Long-term debt ($436 and $1,374 related to VIEs, respectively)	72,385	61,405
Asset retirement obligations	3,671	3,403
Deferred income taxes	11,749	10,142
Regulatory liabilities	10,635	10,049
Derivatives	2,008	2,741
Other	3,480	2,762
Total other liabilities and deferred credits	103,928	90,502
TOTAL LIABILITIES	129,283	118,465
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIEs	401	1,256
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 2,057 and 2,052, respectively)	21	21
Additional paid-in capital	17,260	17,365
Retained earnings	32,946	30,235
Accumulated other comprehensive loss	(126)	(153)
Total common shareholders' equity	50,101	47,468
Noncontrolling interests ($10,206 and $10,180 related to VIEs, respectively)	10,359	10,300
TOTAL EQUITY	60,460	57,768
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$190,144	$177,489

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,698	$6,282	$3,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,462	5,879	4,503
Nuclear fuel and other amortization	299	272	287
Unrealized losses (gains) on marked to market derivative contracts – net	(492)	(1,949)	1,378
Unrealized losses (gains) on equity securities held in NEER's nuclear decommissioning funds – net	(107)	(159)	461
Foreign currency transaction losses (gains)	(85)	92	(104)
Deferred income taxes	1,308	708	534
Cost recovery clauses and franchise fees	1,016	1,104	(1,465)
Equity in losses (earnings) of equity method investees	246	648	(203)
Distributions of earnings from equity method investees	811	712	541
Gains on disposal of businesses, assets and investments – net	(515)	(530)	(602)
Recoverable storm-related costs	(676)	(399)	(811)
Other – net	135	34	85
Changes in operating assets and liabilities:
Current assets	(382)	58	(1,340)
Noncurrent assets	(473)	(408)	(89)
Current liabilities	767	(1,109)	1,702
Noncurrent liabilities	248	66	139
Net cash provided by operating activities	13,260	11,301	8,262
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(7,992)	(9,302)	(9,067)
Independent power and other investments of NEER	(16,215)	(15,565)	(9,541)
Nuclear fuel purchases	(399)	(185)	(223)
Other capital expenditures	(123)	(61)	(452)
Proceeds from the sale of Florida City Gas business	—	924	—
Sale of independent power and other investments of NEER	2,659	1,883	1,564
Proceeds from sale or maturity of securities in special use funds and other investments	5,445	4,875	3,857
Purchases of securities in special use funds and other investments	(5,623)	(5,926)	(4,586)
Other – net	(16)	(110)	89
Net cash used in investing activities	(22,264)	(23,467)	(18,359)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	24,769	13,857	13,856
Retirements of long-term debt	(10,113)	(7,978)	(4,525)
Proceeds from differential membership investors	2,257	2,745	4,158
Payments to differential membership investors	(740)	(75)	(179)
Net change in commercial paper	(2,980)	2,941	327
Proceeds from other short-term debt	6,575	1,980	1,755
Repayments of other short-term debt	(6,613)	(2,613)	(1,125)
Cash swept from (repayments to) related parties – net	(1,371)	1,213	240
Issuances of common stock/equity units	48	4,514	1,514
Dividends on common stock	(4,235)	(3,782)	(3,352)
Other – net	(597)	(653)	(440)
Net cash provided by financing activities	7,000	12,149	12,229
Effects of currency translation on cash, cash equivalents and restricted cash	(14)	(4)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,018)	(21)	2,125
Cash, cash equivalents and restricted cash at beginning of year	3,420	3,441	1,316
Cash, cash equivalents and restricted cash at end of year	$1,402	$3,420	$3,441
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$2,737	$2,463	$1,375
Cash paid (received) for income taxes – net	$(760)	$321	$(32)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$6,835	$7,104	$6,005
Decrease in property, plant and equipment – net and contract liabilities (2023 and 2022 activity, see Note 1)	$—	$251	$668
Right-of-use asset in exchange for finance lease liability	$533	$124	$204

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(millions)

	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares		Aggregate Par Value
Balances, December 31, 2021	1,963	(a)	$20	$11,271	$—	$25,911	$37,202	$8,222	$45,424	$245
Net income (loss)	—		—	—	—	4,147	4,147	(909)		8
Issuances of common stock/equity units – net	22		—	1,446	—	—	1,446	—		—
Share-based payment activity	2		—	171	—	—	171	—		—
Dividends on common stock(a)	—		—	—	—	(3,352)	(3,352)	—		—
Other comprehensive loss	—		—	—	(218)	—	(218)	(19)		—
Premium on equity units	—		—	(127)	—	—	(127)	—		—
Other differential membership interests activity	—		—	(39)	—	—	(39)	3,131		859
Disposal of subsidiaries with noncontrolling interests(b)	—		—	—	—	—		(1,494)		—
Other – net	—		—	(2)	—	1	(1)	166		(2)
Balances, December 31, 2022	1,987		20	12,720	(218)	26,707	39,229	9,097	$48,326	1,110
Net income (loss)	—		—	—	—	7,310	7,310	(1,049)		21
Issuances of common stock/equity units – net	61		1	4,513	—	—	4,514	—		—
Share-based payment activity	4		—	155	—	—	155	—		—
Dividends on common stock(a)	—		—	—	—	(3,782)	(3,782)	—		—
Other comprehensive income	—		—	—	65	—	65	3		—
Other differential membership interests activity	—		—	(21)	—	—	(21)	2,545		125
Disposal of subsidiaries with noncontrolling interests(b)	—		—	—	—	—	—	(165)		—
Other – net	—		—	(2)	—	—	(2)	(131)		—
Balances, December 31, 2023	2,052		21	17,365	(153)	30,235	47,468	10,300	$57,768	1,256
Net income (loss)	—		—	—	—	6,946	6,946	(1,266)		18
Issuances of common stock/equity units – net	—		—	(70)	—	—	(70)	—		—
Share-based payment activity	5		—	255	—	—	255	—		—
Dividends on common stock(a)	—		—	—	—	(4,235)	(4,235)	—		—
Other comprehensive income	—		—	—	27	—	27	10		—
Premium on equity units	—		—	(226)	—	—	(226)	—		—
Other differential membership interests activity	—		—	(10)	—	—	(10)	2,380		(873)
Disposal of subsidiaries with noncontrolling interests(b)	—		—	—	—	—	—	(846)		—
Other – net	—		—	(54)	—	—	(54)	(219)		—
Balances, December 31, 2024	2,057		$21	$17,260	$(126)	$32,946	$50,101	$10,359	$60,460	$401
_________________________
(a)Dividends per share were $2.06, $1.87 and $1.70 for the years ended December 31, 2024, 2023 and 2022, respectively.
(b)See Note 1 – Disposal of Businesses/Assets.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2024	2023	2022
OPERATING REVENUES	$17,019	$18,365	$17,282
OPERATING EXPENSES
Fuel, purchased power and interchange	4,188	4,761	5,688
Other operations and maintenance	1,609	1,666	1,857
Depreciation and amortization	2,827	3,789	2,695
Taxes other than income taxes and other – net	1,904	1,959	1,752
Total operating expenses – net	10,528	12,175	11,992
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	1	407	4
OPERATING INCOME	6,492	6,597	5,294
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,178)	(1,114)	(768)
Allowance for equity funds used during construction	189	155	105
Other – net	10	37	17
Total other deductions – net	(979)	(922)	(646)
INCOME BEFORE INCOME TAXES	5,513	5,675	4,648
INCOME TAXES	970	1,123	947
NET INCOME(a)	$4,543	$4,552	$3,701
______________________
(a)FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$32	$57
Customer receivables, net of allowances of $9 and $8, respectively	1,400	1,706
Other receivables	380	319
Materials, supplies and fuel inventory	1,309	1,339
Regulatory assets	1,405	1,431
Other	257	144
Total current assets	4,783	4,996
Other assets:
Electric utility plant and other property – net	76,166	70,608
Special use funds	6,875	6,050
Prepaid benefit costs	1,954	1,853
Regulatory assets	4,464	4,343
Goodwill	2,965	2,965
Other	934	654
Total other assets	93,358	86,473
TOTAL ASSETS	$98,141	$91,469
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$1,430	$2,374
Other short-term debt	—	255
Current portion of long-term debt	1,719	1,665
Accounts payable	996	977
Customer deposits	669	610
Accrued interest and taxes	443	661
Accrued construction-related expenditures	860	486
Regulatory liabilities	273	335
Other	1,105	713
Total current liabilities	7,495	8,076
Other liabilities and deferred credits:
Long-term debt	25,026	23,609
Asset retirement obligations	2,276	2,143
Deferred income taxes	9,438	8,542
Regulatory liabilities	10,465	9,893
Other	365	371
Total other liabilities and deferred credits	47,570	44,558
TOTAL LIABILITIES	55,065	52,634
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	26,868	23,470
Retained earnings	14,835	13,992
TOTAL EQUITY	43,076	38,835
TOTAL LIABILITIES AND EQUITY	$98,141	$91,469

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,543	$4,552	$3,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,827	3,789	2,695
Nuclear fuel and other amortization	172	158	177
Deferred income taxes	602	(161)	942
Cost recovery clauses and franchise fees	1,016	1,104	(1,465)
Gains on disposal of businesses/assets – net	(1)	(407)	(4)
Recoverable storm-related costs	(676)	(399)	(811)
Other – net	(14)	(27)	20
Changes in operating assets and liabilities:
Current assets	262	(200)	(534)
Noncurrent assets	(167)	(185)	(73)
Current liabilities	(23)	60	175
Noncurrent liabilities	(35)	12	71
Net cash provided by operating activities	8,506	8,296	4,894
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,992)	(9,302)	(9,067)
Nuclear fuel purchases	(222)	(98)	(118)
Proceeds from the sale of Florida City Gas business	—	924	—
Proceeds from sale or maturity of securities in special use funds	3,628	3,730	2,437
Purchases of securities in special use funds	(3,801)	(3,754)	(2,607)
Other – net	3	(15)	(3)
Net cash used in investing activities	(8,384)	(8,515)	(9,358)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	3,205	5,678	2,942
Retirements of long-term debt	(1,721)	(1,548)	(441)
Net change in commercial paper	(944)	665	327
Proceeds from other short-term debt	—	55	—
Repayments of other short-term debt	(255)	—	—
Capital contributions from NEE	3,400	—	3,625
Dividends to NEE	(3,700)	(4,545)	(2,000)
Other – net	(46)	(72)	(39)
Net cash provided by (used in) financing activities	(61)	233	4,414
Net increase (decrease) in cash, cash equivalents and restricted cash	61	14	(50)
Cash, cash equivalents and restricted cash at beginning of year	72	58	108
Cash, cash equivalents and restricted cash at end of year	$133	$72	$58
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,143	$1,034	$707
Cash paid for income taxes – net	$640	$981	$22
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,169	$958	$1,024

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2021	$1,373	$19,936	$12,285	$33,594
Net income	—	—	3,701
Capital contributions from NEE	—	3,625	—
Dividends to NEE	—	—	(2,000)
Balances, December 31, 2022	1,373	23,561	13,986	$38,920
Net income	—	—	4,552
Dividends to NEE	—	—	(4,545)
Distribution of a subsidiary to NEE	—	(90)	—
Other	—	(1)	(1)
Balances, December 31, 2023	1,373	23,470	13,992	$38,835
Net income	—	—	4,543
Capital contributions from NEE	—	3,400	—
Dividends to NEE	—	—	(3,700)
Other	—	(2)	—
Balances, December 31, 2024	$1,373	$26,868	$14,835	$43,076

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023 and 2022

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

FPL's principal business is a rate-regulated electric utility which supplies electric service to more than six million customer accounts throughout most of the east and lower west coasts of Florida and eight counties throughout northwest Florida. NEER invests in independent power projects through both controlled and consolidated entities and noncontrolling ownership interests in joint ventures. NEER participates in natural gas, natural gas liquids and oil production primarily through operating and non-operating ownership interests and in pipeline infrastructure through noncontrolling or joint venture interests. NEER also invests in rate-regulated transmission facilities and transmission lines that connect its electric generation facilities to the electric grid through controlled and consolidated entities and a noncontrolling ownership interest.

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

Operating Revenues – FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers as further discussed in Note 2, as well as, at NEER, derivative and lease transactions. FPL's operating revenues include amounts resulting from base rates, cost recovery clauses (see Rate Regulation below), franchise fees, gross receipts taxes and surcharges related to storms (see Storm Funds, Storm Reserves and Storm Cost Recovery below). Franchise fees and gross receipts taxes are imposed on FPL; however, the Florida Public Service Commission (FPSC) allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise fee for those customers located in the jurisdiction that imposes the amount. Accordingly, FPL's franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $1,053 million, $1,139 million and $1,035 million in 2024, 2023 and 2022, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets. Certain NEER commodity contracts for the purchase and sale of power that meet the definition of a derivative are recorded at fair value with subsequent changes in fair value recognized as revenue. See Energy Trading below and Note 3.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's and FPL's regulatory assets and liabilities are as follows:

	NEE			FPL
	December 31,			December 31,
	2024		2023	2024		2023
	(millions)
Regulatory assets:
Current:
Early retirement of generation facilities and transmission assets(a)	$162		$160	$162		$160
Deferred clause and franchise expenses(b)	98		1,014	98		1,014
Storm restoration costs	1,019	(c)	35	1,019	(c)	35
Other	138		251	126		222
Total	$1,417		$1,460	$1,405		$1,431
Noncurrent:
Early retirement of generation facilities and transmission assets(a)	$2,037		$2,166	$2,037		$2,166
Accrued asset removal costs(d)	1,398		1,021	1,373		1,021
Other	1,393		1,614	1,054		1,156
Total	$4,828		$4,801	$4,464		$4,343
Regulatory liabilities:
Current:
Deferred clause revenues	$224		$330	$224		$330
Other	55		10	49		5
Total	$279		$340	$273		$335
Noncurrent:
Asset retirement obligation regulatory expense difference	$4,809		$4,066	$4,809		$4,066
Accrued asset removal costs(d)	745		701	698		660
Deferred taxes	3,594		3,890	3,491		3,786
Other	1,487		1,392	1,467		1,381
Total	$10,635		$10,049	$10,465		$9,893
______________________
(a)The majority of these regulatory assets are being amortized over 20 years.
(b)The majority of these regulatory assets are being amortized over a 21-month period that began April 2023.
(c)The majority of these regulatory assets are being amortized over a 12-month period that began in January 2025. See Storm Funds, Storm Reserves and Storm Cost Recovery below.
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

Key elements of the 2021 rate agreement, which is effective from January 2022 through December 2025, include, among other things, the following:
•New retail base rates and charges were established resulting in the following increases in annualized retail base revenues:
◦$692 million beginning January 1, 2022, and
◦$560 million beginning January 1, 2023.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•In addition, FPL received base rate increases associated with the addition of up to 894 megawatts (MW) annually of new solar generation (through a Solar Base Rate Adjustment (SoBRA) mechanism) in each of 2024 and 2025. FPL's recovery through the SoBRA mechanism was limited to an installed cost cap of $1,250 per kilowatt.
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

FPL 2025 Base Rate Proceeding – On December 30, 2024, FPL filed a formal notification with the FPSC indicating its intent to initiate a base rate proceeding by submitting a four-year rate plan that would begin in January 2026 replacing the 2021 rate agreement. The notification states that, based on preliminary estimates, FPL expects to request a general base revenue requirement increase of approximately $1.55 billion effective January 2026 and a subsequent increase of approximately $930 million effective January 2027. The plan is also expected to request authority for a Solar and Battery Base Rate Adjustment mechanism to recover, subject to FPSC review, the revenue requirements associated with building and operating additional solar and battery storage projects in 2028 and 2029. In addition, FPL expects to propose an allowed regulatory ROE midpoint of 11.90% and to incorporate the continued application of FPL's longstanding equity ratio approved in prior base rate cases. FPL expects to file its formal request to initiate a base rate proceeding on or around February 28, 2025.

Electric Plant, Depreciation and Amortization – The cost of additions to units of property of FPL and NEER is added to electric plant in service and other property. In accordance with regulatory accounting, the cost of FPL's and NEER's rate-regulated transmission businesses' units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. The American Recovery and Reinvestment Act of 2009, as amended, provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property). Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. At December 31, 2024 and 2023, convertible ITCs, net of amortization, were approximately $607 million ($100 million at FPL) and $633 million ($106 million at FPL).

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

NEER's electric plant in service and other property less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives. NEER reviews the estimated useful lives of its fixed assets on an ongoing basis. NEER's natural gas and oil production assets are accounted for under the successful efforts method. Depletion expenses for the acquisition of reserve rights and development costs are recognized using the unit of production method. Depreciation of NEER’s rate-regulated transmission assets are provided on a straight-line basis, primarily over their average remaining useful life. NEER includes in depreciation expense a provision for dismantlement, interim asset removal costs and accretion related to asset retirement obligations. For substantially all of NEER’s rate-regulated transmission assets, depreciation studies are performed periodically and filed with FERC which result in updated depreciation rates.

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

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of the related asset or sale of development rights. At December 31, 2024 and 2023, NEER's capitalized development costs totaled approximately $1.6 billion and $1.5 billion, respectively, which are included in noncurrent other assets on NEE's consolidated balance sheets. These costs include land rights and other third-party costs directly associated with the development of a new project. Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost. Capitalized development costs are charged to O&M expenses when it is probable that these costs will not be realized.

NEER's construction work in progress includes construction materials, progress payments on major equipment contracts, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of various projects. Interest expense allocated from NextEra Energy Capital Holdings, Inc. (NEECH) to NextEra Energy Resources is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Upon commencement of project operation, costs associated with construction work in progress are transferred to electric plant in service and other property.

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

For NEE's non-rate regulated operations, the asset retirement cost is allocated to expense using a systematic and rational method over the asset's estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in NEE's consolidated statements of income. Changes resulting from revisions to the timing or amount of the original

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimate of cash flows are recognized as an increase or a decrease in the ARO and asset retirement cost, or income when asset retirement cost is depleted.

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs – For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear and other generation plants over the expected service life of each unit based on nuclear decommissioning and other generation dismantlement studies periodically filed with the FPSC. In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. As approved by the FPSC, FPL previously suspended its annual nuclear decommissioning accrual. Any differences between expense recognized for financial reporting purposes and the amount recovered through rates are reported as a regulatory asset or liability in accordance with regulatory accounting. See Rate Regulation, Electric Plant, Depreciation and Amortization, and Asset Retirement Obligations above and Note 11.

Nuclear decommissioning studies are performed at least every five years and are filed with the FPSC for approval. FPL filed updated nuclear decommissioning studies with the FPSC in December 2020. These studies reflect, among other things, the expiration dates of the operating licenses for FPL's nuclear units at the time of the studies. The 2020 studies provide for the dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2052 and 2053, respectively; however, in 2022, the U.S. Nuclear Regulatory Commission (NRC) amended Turkey Point Units Nos. 3 and 4 license renewals by removing the 20 additional years of operation reflected in the studies. FPL filed a site-specific environmental impact statement with the NRC related to the previously approved 20-year renewal application for both Turkey Point operating licenses. Approval of the additional 20 years occurred in September 2024. The studies filed in 2020 also provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the dismantlement of St. Lucie Unit No. 2 in 2043. These studies also assume that FPL will be storing spent fuel on site pending removal to a United States (U.S.) government facility. FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, is estimated to be approximately $9.6 billion, or $2.5 billion expressed in 2024 dollars. The ultimate costs of decommissioning reflect the applications submitted to the NRC for the extension of St. Lucie Units Nos. 1 and 2 licenses for an additional 20 years.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily carried at fair value. See Note 4. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses and estimated credit losses on debt securities, are not recognized in income and are reflected as a corresponding offset in the related regulatory asset or liability accounts. FPL does not currently make contributions to the decommissioning funds, other than the reinvestment of fund earnings. During 2024, 2023 and 2022 fund earnings on decommissioning funds were approximately $238 million, $144 million and $58 million, respectively. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

Other generation plant dismantlement studies are performed periodically and are submitted to the FPSC for approval. As part of the 2021 rate agreement, the FPSC approved an annual expense of $48 million based on FPL's dismantlement studies which became effective January 1, 2022. At December 31, 2024, FPL's portion of the ultimate cost to dismantle its other generation units is approximately $2.5 billion, or $1.2 billion expressed in 2024 dollars.

NEER's AROs primarily include nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) and dismantlement liabilities for its wind and solar facilities. The liabilities are being accreted using the interest method through the date decommissioning or dismantlement activities are expected to be complete. See Note 11. At December 31, 2024 and 2023, NEER's ARO was approximately $1.4 billion and $1.3 billion, respectively, and was determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning or dismantlement. NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $9.8 billion, or $2.2 billion expressed in 2024 dollars. The ultimate cost to dismantle NEER's wind and solar facilities is estimated to be approximately $3.6 billion.

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

Restricted Cash – At December 31, 2024 and 2023, NEE had approximately $159 million ($101 million for FPL) and $730 million ($15 million for FPL), respectively, of restricted cash, which, at December 31, 2024, was offset by $244 million of cash received on exchange-traded derivative positions resulting in a balance of $(85) million. Restricted cash accounts are included in current other assets on NEE's and FPL's consolidated balance sheets and primarily relate to debt service payments and margin cash collateral requirements (funding) at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $279 million is netted against derivative assets at December 31, 2024 and $194 million is netted against derivative assets and $815 million is netted against derivative liabilities at December 31, 2023. See Note 3.

Allowance for Doubtful Accounts and Credit Losses – NEE, including FPL, follows the current expected credit loss model to account for credit losses for financial assets measured at amortized cost, which includes customer accounts receivable. FPL maintains an accumulated provision for uncollectible customer accounts receivable that is estimated using a percentage derived from historical revenue and write-off trends, adjusted for current events and forecasts. NEER regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of accounts receivable based on the historical bad debt write-off trends, adjusted for current events and forecasts. When necessary, NEER uses the specific identification method for all other receivables. NEE's credit department monitors current and forward credit exposure to counterparties and their affiliates using established standards and credit quality indicators such as credit ratings, certain financial ratios and delinquency trends. NEE requires credit enhancements or secured payment terms from customers who do not meet the minimum criteria.

For the years ended December 31, 2024, 2023 and 2022, NEE recorded approximately $52 million, $77 million and $113 million, respectively, of bad debt expense, including credit losses, which are included in O&M expenses in NEE’s consolidated statements of income.

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

Energy Trading – NEE provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in power and fuel marketing and trading activities to optimize the value of electricity and fuel contracts, generation facilities and natural gas and oil production assets, as well as to take advantage of projected favorable commodity price movements. Trading contracts that meet the definition of a derivative are accounted for at fair value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented. See Note 3.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2024, the FPSC approved FPL's request to begin a surcharge to recover eligible storm costs and replenish the storm reserve totaling approximately $1.2 billion, related to Hurricanes Debby, Helene and Milton which impacted FPL's service area in 2024. The amount is being collected through an interim surcharge that will apply for a 12-month period that began January 2025 and is subject to refund based on an FPSC prudence review. Recoverable storm costs are recorded as current regulatory assets on NEE's and FPL's consolidated balance sheets. The unpaid portion of the storm restoration costs at December 31, 2024, of approximately $557 million, including estimated capital costs, is included in current other liabilities on NEE’s and FPL’s 2024 consolidated balance sheet.

During 2023, the FPSC approved FPL's request to recover eligible storm costs and replenishment of the storm reserve totaling approximately $1.3 billion primarily related to Hurricanes Ian and Nicole which impacted FPL's service area in 2022. The amount was collected through an interim surcharge for a 12-month period that concluded in March 2024.

Contract Assets – From time to time, NEER enters into agreements to build and sell renewable generation facilities and other assets to third parties. At December 31, 2024 and 2023, contract assets on NEE’s consolidated balance sheets primarily represent costs for such facilities and assets that are expected to be sold in less than 12 months.

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

Goodwill and Other Intangible Assets – NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2024	2023
	(years)	(millions)
Goodwill (by reporting unit):
FPL segment, primarily rate-regulated utilities		$2,965	$2,965
NEER segment:
Rate-regulated assets, primarily transmission		1,167	1,218
Gas infrastructure(a)		—	487
Clean energy assets		424	315
Customer supply		299	95
Corporate and Other		11	11
Total goodwill		$4,866	$5,091
Other intangible assets not subject to amortization, primarily land easements		$137	$136
Other intangible assets subject to amortization:
Purchased power agreements (see Note 6)	17	$633	$988
Biogas rights agreements (see Note 6)	28	933	531
Other, primarily transportation contracts and customer lists	19	214	187
Total		1,780	1,706
Accumulated amortization		(202)	(150)
Total other intangible assets subject to amortization – net		$1,578	$1,556
______________________
(a)During the fourth quarter of 2024, as a result of selling ownership interests in certain natural gas and oil shale formations and in certain natural gas pipeline facilities (see Disposal of Businesses/Assets below), NEER reassessed and changed its reporting unit structure to no longer report gas infrastructure as a separate reporting unit.

NEE's, including FPL's, goodwill relates to various acquisitions which were accounted for using the acquisition method of accounting. Other intangible assets are included in noncurrent other assets on NEE's consolidated balance sheets. NEE's other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives. Amortization of the other intangible assets was approximately $62 million, $58 million and $18 million for the years ended

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024, 2023 and 2022, respectively, and is expected to be approximately $55 million, $54 million, $50 million, $46 million and $45 million for 2025, 2026, 2027, 2028 and 2029, respectively.

Goodwill and other intangible assets not subject to amortization are assessed for impairment at least annually by applying a fair value-based analysis. Other intangible assets subject to amortization are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows.

Pension Plan – NEE records the service cost component of net periodic benefit income to O&M expense and the non-service cost component to other net periodic benefit income in NEE's consolidated statements of income. NEE allocates net periodic pension income to its subsidiaries based on the pensionable earnings of the subsidiaries' employees. Accounting guidance requires recognition of the funded status of the pension plan in the balance sheet, with changes in the funded status recognized in other comprehensive income within shareholders' equity in the year in which the changes occur. Since NEE is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, this accounting guidance is reflected at NEE and not allocated to the subsidiaries. The portion of previously unrecognized actuarial gains and losses and prior service costs or credits that are estimated to be allocable to FPL as net periodic (income) cost in future periods and that otherwise would be recorded in accumulated other comprehensive income (loss) (AOCI) are classified as regulatory assets and liabilities at NEE in accordance with regulatory treatment. See Note 12 – Employee Pension Plan and Other Benefits Plans.

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

At December 31, 2024 and 2023, NEE's outstanding obligations under its structured payables program were approximately $4.0 billion and $4.7 billion, respectively, substantially all of which is included in accounts payable on NEE's consolidated balance sheets.

A rollforward of NEE's structured payables is as follows:

December 31,
2024
(millions)
Obligations outstanding at the beginning of the year	$4,701
Invoices added to the program	6,363
Invoices paid	(7,076)
Obligations outstanding at the end of the year	$3,988

Income Taxes – Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities, and are presented as noncurrent on NEE's and FPL's consolidated balance sheets. In connection with the tax sharing agreement between NEE and certain of its subsidiaries, the income tax provision at each applicable subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the applicable subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at the corporate level. Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in deferred income taxes computed under accounting rules, as compared to regulatory accounting rules. The net regulatory liability totaled $2,916 million ($2,880 million for FPL) and $3,195 million ($3,145 million for FPL) at December 31, 2024 and 2023, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

Production tax credits (PTCs) are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

limited by tax law in which instance they are recorded as deferred tax assets. NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service. FPL recognizes ITCs as a reduction to income tax expense over the depreciable life of the related energy property. At December 31, 2024 and 2023, FPL’s accumulated deferred ITCs were approximately $966 million and $997 million, respectively, and are included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. For taxable years beginning after 2022, renewable energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of renewable energy tax credits for the years ended December 31, 2024 and 2023 of approximately $1,304 million and $370 million, respectively, are reported in the cash paid (received) for income taxes – net within the supplemental disclosures of cash flow information on NEE’s consolidated statements of cash flows.

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that such assets will not be realized. NEE recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL. At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment. All tax positions taken by NEE in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold. NEE and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida, and certain foreign jurisdictions. Federal tax liabilities, with the exception of certain refund claims, are effectively settled for all years prior to 2019. State and foreign tax liabilities, which have varied statutes of limitations regarding additional assessments, are generally effectively settled for years prior to 2019. At December 31, 2024, NEE had unrecognized tax benefits of approximately $130 million that, if recognized, could impact the annual effective income tax rate. The amounts of unrecognized tax benefits and related interest accruals may change within the next 12 months; however, NEE and FPL do not expect these changes to have a significant impact on NEE’s or FPL’s financial statements. See Note 5.

Noncontrolling Interests – Noncontrolling interests represent the portions of net assets in consolidated entities that are not owned by NEE and are reported as a component of equity on NEE's consolidated balance sheets. At December 31, 2024, noncontrolling interests on NEE's consolidated balance sheets primarily reflects the interests related to differential membership interests discussed below, as well as other noncontrolling interests in certain wind and solar generation and transmission facilities sold to non-affiliated parties and XPLR Infrastructure Partners, LP (XPLR) (formerly NextEra Energy Partners, LP).

Certain subsidiaries of NextEra Energy Resources have sold Class B noncontrolling membership interests in entities that have ownership interests in wind generation, solar generation and battery storage facilities, with generating/storage capacity in operation or under construction totaling approximately 11,258 MW, 4,084 MW and 1,919 MW, respectively, at December 31, 2024, to third-party investors (differential membership interests). The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to NEE. NEE has the right to call the third-party interests at specified amounts if and when the flip date occurs. NEE has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each wind generation, solar generation and battery storage project but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interest reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the third-party investor, in hypothetical liquidation, would achieve its targeted return, NEE attributes the additional hypothetical proceeds to the differential membership interests based on the call price. A loss attributable to noncontrolling interests on NEE’s consolidated statements of income represents earnings attributable to NEE.

At December 31, 2024 and 2023, approximately $9,062 million and $8,857 million, respectively, of noncontrolling interests on NEE's consolidated balance sheets relates to differential membership interests. For the years ended December 31, 2024, 2023 and 2022, NEE recorded earnings of approximately $1,329 million, $1,135 million and $987 million, respectively, associated with differential membership interests, which is reflected as net loss attributable to noncontrolling interests on NEE's consolidated statements of income.

Redeemable Noncontrolling Interests – Certain subsidiaries of NextEra Energy Resources sold Class B noncontrolling membership interests in entities that have ownership interests in wind generation, as well as solar and solar plus battery storage facilities to third-party investors. As specified in the respective limited liability company agreements, if, subject to certain contingencies, certain events occur, including, among others, those that would delay completion or cancel any of the underlying projects, an investor has the option to require NEER to return all or part of its investment. As these potential redemptions were outside of NEER’s control, these balances were classified as redeemable noncontrolling interests on NEE's consolidated balance sheets as of December 31, 2024 and 2023. During 2024, the contingencies associated with the December 31, 2023 balance

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were resolved and reclassified to noncontrolling interests. The contingencies associated with the December 31, 2024 balance are expected to be resolved in 2025.

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

Disposal of Businesses/Assets – In 2023, FPL sold its ownership interests in its Florida City Gas business for cash proceeds of approximately $924 million. In connection with the sale, a gain of approximately $406 million ($306 million after tax at NEE and $300 million after tax at FPL) was recorded in NEE's and FPL's consolidated statements of income for the year ended December 31, 2023 and is included in gains on disposal of businesses/assets – net.

In September 2024, subsidiaries of NextEra Energy Resources sold 100% ownership interests in certain natural gas and oil shale formations and, as part of a joint venture (pipeline joint venture), sold an ownership interest, representing an approximately 15% economic interest, in three natural gas pipeline facilities located in the southern U.S. for total cash proceeds of approximately $101 million (subject to post-closing adjustments). A NextEra Energy Resources subsidiary has operated and continues to operate two of the pipeline facilities included in the sale. In connection with the sale, a gain of approximately $120 million ($77 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2024 and is included in gains on disposal of businesses/assets – net. Total assets of approximately $2,211 million, primarily property, plant and equipment and investment in equity method investees, and total liabilities of approximately $1,833 million, primarily long-term debt, were removed from NEE's balance sheet and an equity method investment of approximately $396 million was recorded as a result of the transaction. NEE’s remaining interest, an approximately 85% economic interest, in the pipeline joint venture is a noncontrolling interest based on the governance structure of the joint venture. The fair value of NEE’s retained interest was calculated based on significant estimates and assumptions, including Level 3 (unobservable) inputs. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices.

In September 2024, subsidiaries of NextEra Energy Resources sold an ownership interest, representing an approximately 65% economic interest, as part of a joint venture (renewable assets joint venture), consisting of a portfolio of five wind generation facilities and three solar generation facilities located in geographically diverse locations throughout the U.S. with a total generating capacity of 1,634 MW, for cash proceeds of approximately $900 million. A NextEra Energy Resources subsidiary continues to operate the facilities included in the sale. In connection with the sale, a gain of approximately $103 million ($76 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2024 and is included in gains on disposal of businesses/assets – net. Total assets of approximately $2,520 million, primarily property, plant and equipment, and total noncontrolling interests of approximately $844 million were removed from NEE's balance sheet and an equity method investment of approximately $831 million was recorded as a result of the transaction. NEE’s remaining interest, an approximately 35% economic interest, in the renewable assets joint venture is a noncontrolling interest based on the governance structure of the joint venture. Upon the projects in the renewable assets joint venture obtaining financing in the fourth quarter of 2024, NEE received a distribution of approximately $386 million. The fair value of NEE’s retained interest was calculated based on significant estimates and assumptions, including Level 3 (unobservable) inputs. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices.

In 2023, subsidiaries of NextEra Energy Resources sold to an XPLR subsidiary their 100% ownership interests in five wind generation facilities and three solar generation facilities located in geographically diverse locations throughout the U.S. with a

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

total generating capacity of 688 MW for cash proceeds of approximately $566 million, plus working capital of $32 million. A NextEra Energy Resources subsidiary continues to operate the facilities included in the sale.

In 2022, subsidiaries of NextEra Energy Resources sold (i) a 49% controlling ownership interest in three wind generation facilities and one solar plus battery facility located in geographically diverse locations throughout the U.S. with a total generating capacity of 1,437 MW and 65 MW of battery storage capacity, two of which facilities were under construction, and (ii) their 100% ownership interest in three wind generation facilities located in the Midwest region of the U.S. with a total generating capacity of 347 MW to an XPLR subsidiary for cash proceeds of approximately $805 million, plus working capital and other adjustments of $8 million. NEER continued to consolidate one of the projects under construction for accounting purposes through March 2023 and the second project under construction through July 2023. A NextEra Energy Resources subsidiary continues to operate the facilities included in the sale. In connection with the sale, a gain of approximately $301 million ($230 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2022 and is included in the gains on disposal of businesses/assets – net. In connection with the two facilities that were under construction, approximately $251 million of cash received was recorded as contract liabilities on NEE's consolidated balance sheet. The contract liabilities related to sale proceeds from XPLR of approximately $150 million and differential membership interests of approximately $101 million. In 2023, the two facilities achieved commercial operations and approximately $251 million of contract liabilities were reversed and the sale of those facilities was recognized for accounting purposes. In addition, NextEra Energy Resources was responsible to pay for all construction costs related to the portfolio. At December 31, 2023, approximately $68 million was included in accounts payable on NEE's consolidated balance sheet and represented amounts owed by NextEra Energy Resources to XPLR to reimburse XPLR for construction costs.

In 2022, subsidiaries of NextEra Energy Resources sold to an XPLR subsidiary a 67% controlling ownership interest in a battery storage facility in California with storage capacity of 230 MW, for cash proceeds of approximately $191 million, plus working capital and other adjustments of $2 million. A NextEra Energy Resources subsidiary continues to operate the facility included in the sale. In connection with the sale, a gain of approximately $87 million ($66 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2022 and is included in gains on disposal of businesses/assets – net.

In 2021, subsidiaries of NextEra Energy Resources sold their 100% ownership interest, comprised of a 50% controlling ownership interest to an XPLR subsidiary and a 50% noncontrolling ownership interest to a third party, in a portfolio of seven wind generation facilities and six solar generation facilities in geographically diverse locations throughout the U.S. representing a total generating capacity of 2,520 MW and 115 MW of battery storage capacity, three of which facilities were under construction. Total cash proceeds for these two separate transactions totaled approximately $1.7 billion. NEER continued to consolidate the three projects under construction for accounting purposes through the first quarter of 2022. A NextEra Energy Resources subsidiary continues to operate the facilities included in the sales. In connection with the three facilities that were under construction, approximately $668 million of cash received was recorded as contract liabilities on NEE’s consolidated balance. Upon the three facilities achieving commercial operations and the resolution of contingencies, the contract liabilities were reversed and the sale of those facilities was recognized for accounting purposes. In addition, a gain of approximately $117 million was recorded in NEE's consolidated statements of income for the year ended December 31, 2022 which is included in gains on disposal of businesses/assets – net.
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

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 3) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. In 2024, 2023 and 2022, NEE’s revenue from contracts with customers was approximately $23.5 billion ($16.9 billion at FPL), $24.8 billion ($18.2 billion at FPL) and $23.0 billion ($17.2 billion at FPL), respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s 2024 operating revenues, the majority of which are to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At December 31, 2024 and 2023, FPL's unbilled revenues amounted to approximately $573 million and $633 million, respectively, and are included in customer receivables on NEE’s and FPL’s consolidated balance sheets. Certain contracts with customers contain a fixed price with maturity dates through 2054. As of December 31, 2024, FPL expects to record approximately $590 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts. Certain of these contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2025 to 2055, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2038 and certain power purchase agreements with maturity dates through 2036. At December 31, 2024, NEER expects to record approximately $800 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

3. Derivative Instruments

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated primarily with outstanding and expected future debt issuances and borrowings, and to optimize the value of NEER's power generation and natural gas and oil production assets. NEE and FPL do not utilize hedge accounting for their cash flow and fair value hedges.

With respect to commodities related to NEE's competitive energy business, NEER employs risk management procedures to conduct its activities related to optimizing the value of its power generation and natural gas and oil production assets, providing full energy and capacity requirements services primarily to distribution utilities, and engaging in power and fuel marketing and trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets. These risk management activities involve the use of derivative instruments executed within prescribed limits to manage the risk associated with fluctuating commodity prices. Transactions in derivative instruments are executed on recognized exchanges or via the over-the-counter markets, depending on the most favorable credit terms and market execution factors. For NEER's power generation and natural gas and oil production assets, derivative instruments are used to hedge all or a portion of the expected output of these assets. These hedges are designed to reduce the effect of adverse changes in the wholesale forward commodity markets associated with NEER's power generation and natural gas and oil production assets. With regard to full energy and capacity requirements services, NEER is required to vary the quantity of energy and related services based on the load demands of the customers served. For this type of transaction, derivative instruments are used to hedge the anticipated electricity quantities required to serve these customers and reduce the effect of unfavorable changes in the forward energy markets. Additionally, NEER takes positions in energy markets based on differences between actual forward market levels and management's view of fundamental market conditions, including supply/demand imbalances, changes in traditional flows of energy, changes in short- and long-term weather patterns and anticipated regulatory and legislative outcomes. NEER uses derivative instruments to realize value from these market dislocations, subject to strict risk management limits around market, operational and credit exposure.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's consolidated statements of income. At December 31, 2024, NEE's AOCI included immaterial amounts related to discontinued interest rate cash flow hedges with expiration dates through October 2033 and foreign currency cash flow hedges with expiration dates through September 2030.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present NEE's and FPL's gross derivative positions at December 31, 2024 and 2023, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the consolidated balance sheets.

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$1,778	$3,040	$1,339	$(4,032)	$2,125
Interest rate contracts	$—	$577	$—	$(44)	533
Foreign currency contracts	$—	$—	$—	$(5)	(5)
Total derivative assets					$2,653

FPL – commodity contracts	$—	$9	$47	$(16)	$40

Liabilities:
NEE:
Commodity contracts	$1,983	$3,364	$952	$(3,557)	$2,742
Interest rate contracts	$—	$284	$—	$(44)	240
Foreign currency contracts	$—	$104	$—	$(5)	99
Total derivative liabilities					$3,081

FPL – commodity contracts	$—	$5	$13	$(11)	$7

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$879
Noncurrent derivative assets(c)					1,774
Total derivative assets					$2,653
Current derivative liabilities					$1,073
Noncurrent derivative liabilities					2,008
Total derivative liabilities					$3,081

Net fair value by FPL balance sheet line item:
Current other assets					$31
Noncurrent other assets					9
Total derivative assets					$40
Current other liabilities					$3
Noncurrent other liabilities					4
Total derivative liabilities					$7
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
(b)Reflects the netting of approximately $154 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $321 million in margin cash collateral received from counterparties.

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

At December 31, 2024 and 2023, NEE had approximately $47 million ($2 million at FPL) and $78 million ($3 million at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's consolidated balance sheets. Additionally, at December 31, 2024 and 2023, NEE had approximately $58 million (none at FPL) and $73 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at December 31, 2024 are as follows:

Transaction Type	Fair Value at December 31, 2024		Valuation Technique(s)	Significant Unobservable Inputs	Range			Weighted-average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$423	$401	Discounted cash flow	Forward price (per MWh(b))	$(3)	—	$233	$52
Forward contracts – gas	296	46	Discounted cash flow	Forward price (per MMBtu(c))	$1	—	$16	$4
Forward contracts – congestion	53	39	Discounted cash flow	Forward price (per MWh(b))	$(49)	—	$22	$—
Options – power	9	6	Option models	Implied volatilities	78%	—	360%	186%
Options – primarily gas	100	102	Option models	Implied correlations	56%	—	100%	99%
				Implied volatilities	15%	—	150%	52%
Full requirements and unit contingent contracts	209	203	Discounted cash flow	Forward price (per MWh(b))	$20	—	$297	$76
				Customer migration rate(d)	—%	—	31%	1%
Forward contracts – other	249	155
Total	$1,339	$952
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2024		2023		2022
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$951	$24	$(854)	$9	$170	$8
Realized and unrealized gains (losses):
Included in operating revenues	339	—	2,792	—	(2,343)	—
Included in regulatory assets and liabilities	49	49	23	23	158	158
Purchases	161	—	412	—	542	—
Settlements	(998)	(27)	(1,521)	(11)	992	(157)
Issuances	(128)	—	(139)	—	(362)	—
Transfers in(a)	20	(12)	(129)	1	(4)	—
Transfers out(a)	(7)	—	367	2	(7)	—
Fair value of net derivatives based on significant unobservable inputs at December 31	$387	$34	$951	$24	$(854)	$9
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$(25)	$—	$1,482	$—	$(1,162)	$—
______________________
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's consolidated statements of income as follows:

	Years Ended December 31,
	2024	2023	2022
	(millions)
Commodity contracts(a) – operating revenues (including $8 unrealized gains, $2,502 unrealized gains and $2,346 unrealized losses, respectively)	$97	$2,513	$(3,297)
Foreign currency contracts – interest expense (including $58 unrealized losses, $81 unrealized gains and $53 unrealized losses, respectively)	(71)	(62)	(61)
Interest rate contracts – interest expense (including $542 unrealized gains, $634 unrealized losses and $1,021 unrealized gains, respectively)	1,349	(226)	1,221
Gains (losses) reclassified from AOCI to interest expense:
Interest rate contracts	2	(1)	(5)
Foreign currency contracts	(3)	(2)	(3)
Total	$1,374	$2,222	$(2,145)
______________________
(a)For the years ended December 31, 2024, 2023 and 2022, FPL recorded gains of approximately $50 million, $5 million and $211 million, respectively, related to commodity contracts as regulatory liabilities on its consolidated balance sheets.

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

	December 31, 2024				December 31, 2023
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(189)	MWh	—		(167)	MWh	—
Natural gas	(1,131)	MMBtu	503	MMBtu	(1,452)	MMBtu	717	MMBtu
Oil	(25)	barrels	—		(42)	barrels	—

At December 31, 2024 and 2023, NEE had interest rate contracts with a net notional amount of approximately $35.2 billion and $25.6 billion, respectively, and foreign currency contracts with a notional amount of approximately $1.2 billion and $0.5 billion, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At December 31, 2024 and 2023, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $3.8 billion ($11 million for FPL) and $4.7 billion ($14 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $500 million (none at FPL) and $510 million (none at FPL) at December 31, 2024 and 2023, respectively. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.4 billion ($25 million at FPL) and $2.4 billion ($15 million at FPL) at December 31, 2024 and 2023, respectively. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.4 billion ($70 million at FPL) and $1.7 billion ($50 million at FPL) at December 31, 2024 and 2023, respectively.

Collateral related to derivatives, including amounts posted for margin, current exposures and future performance with exchanges and independent system operators, may be posted in the form of cash or credit support in the normal course of business. At December 31, 2024 and 2023, applicable NEE subsidiaries have posted approximately $19 million (none at FPL) and $691 million (none at FPL), respectively, in cash and $1,334 million (none at FPL) and $1,595 million (none at FPL), respectively, in the form of letters of credit and surety bonds each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Cash Equivalents and Restricted Cash Equivalents – NEE and FPL hold investments primarily in money market funds. The fair value of these funds is estimated using a market approach based on current observable market prices.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $665 million and $538 million at December 31, 2024 and 2023, respectively, and are included in noncurrent other assets on NEE's consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$677	$—		$—	$677
FPL – equity securities	$101	$—		$—	$101
Special use funds:(b)
NEE:
Equity securities	$2,614	$3,321	(c)	$229	$6,164
U.S. Government and municipal bonds	$663	$59		$—	$722
Corporate debt securities	$5	$680		$—	$685
Asset-backed securities	$—	$873		$—	$873
Other debt securities	$—	$14		$—	$14
FPL:
Equity securities	$1,028	$2,987	(c)	$204	$4,219
U.S. Government and municipal bonds	$522	$39		$—	$561
Corporate debt securities	$4	$506		$—	$510
Asset-backed securities	$—	$660		$—	$660
Other debt securities	$—	$10		$—	$10
Other investments:(d)
NEE:
Equity securities	$48	$1		$—	$49
U.S. Government and municipal bonds	$158	$3		$—	$161
Corporate debt securities	$—	$758		$111	$869
Other debt securities	$—	$295		$53	$348
FPL:
Equity securities	$8	$—		$—	$8
______________________
(a)Includes restricted cash equivalents of approximately $109 million ($101 million for FPL) in current other assets on the consolidated balance sheets.
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

Contingent Consideration – NEER had approximately $124 million and $126 million of contingent consideration liabilities related to acquisitions included in noncurrent other liabilities on NEE's consolidated balance sheets at December 31, 2024 and 2023, respectively. Significant inputs and assumptions used in the fair value measurement of the contingent consideration, some of which are Level 3 and require judgment, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2024			December 31, 2023
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$1,342	$1,343		$1,186	$1,187
Other receivables, net of allowances(b)	$629	$629		$777	$777
Long-term debt, including current portion	$80,446	$76,428	(c)	$68,306	$64,103	(c)
FPL:
Special use funds(a)	$915	$916		$856	$856
Long-term debt, including current portion	$26,745	$24,718	(c)	$25,274	$23,430	(c)
______________________
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Approximately $396 million and $567 million is included in current other assets and $233 million and $210 million is included in noncurrent other assets on NEE's consolidated balance sheets at December 31, 2024 and 2023, respectively (primarily Level 3).
(c)At December 31, 2024 and 2023, substantially all is Level 2 for NEE and FPL.

Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist primarily of NEE's nuclear decommissioning fund assets of approximately $9,799 million ($6,874 million for FPL) and $8,697 million ($6,049 million for FPL) at December 31, 2024 and 2023, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $3,720 million ($1,780 million for FPL) and $3,329 million ($1,693 million for FPL) at December 31, 2024 and 2023, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2024 of approximately nine years at both NEE and FPL. Other investments primarily consist of debt securities with a weighted-average maturity at December 31, 2024 of approximately eight years. The cost of securities sold is determined using the specific identification method.

Unrealized gains (losses) recognized on equity securities held at December 31, 2024, 2023 and 2022 are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2024	2023	2022	2024	2023	2022
	(millions)
Unrealized gains (losses)	$917	$881	$(1,028)	$668	$598	$(677)
Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2024	2023	2022	2024	2023	2022
	(millions)
Realized gains	$53	$40	$30	$46	$35	$24
Realized losses	$86	$169	$141	$71	$147	$111
Proceeds from sale or maturity of securities	$2,874	$2,380	$2,207	$2,274	$1,921	$1,371

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	December 31,		December 31,
	2024	2023	2024	2023
		(millions)
Unrealized gains	$25	$41	$16	$31
Unrealized losses(a)	$119	$134	$61	$71
Fair value	$2,224	$1,862	$1,160	$872
______________________
(a)Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at December 31, 2024 and 2023 were not material to NEE or FPL.

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

NextEra Energy Resources owns a noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR Infrastructure Operating Partners, LP (XPLR OpCo), and accounts for this ownership interest as an equity method investment. During the preparation of NEE’s December 31, 2024 financial statements, it was determined that NextEra Energy Resources’ investment in XPLR was OTTI as a result of a significant decline in trading price of XPLR's common units. The impairment reflected NEE’s fair value analysis using the market approach and the observable trading price of XPLR’s common units at December 31, 2024 of $17.80. When making the OTTI determination, NEE considered, among other things, the extent to which the publicly traded unit price was less than cost. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $2.6 billion was written down to its estimated fair value of approximately $1.8 billion, resulting in an impairment charge of $0.8 billion ($0.6 billion after tax), which is recorded in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income for the year ended December 31, 2024. In January 2025, XPLR announced a strategic repositioning, including suspension of the distribution to common unitholders for an indefinite period. This has resulted in the trading price of XPLR's common units to trade below the December 31, 2024 trading price. Should NEE determine, based on future analysis which includes the current and future trading prices of XPLR's common units, that an additional impairment is other-than-temporary, an impairment loss would be recorded, which would impact NEE's consolidated statement of income.

During the preparation of NEE’s September 30, 2023 financial statements, it was determined that NextEra Energy Resources’ investment in XPLR was OTTI as a result of a significant decline in trading price of XPLR's common units during the final three trading days of the third quarter of 2023 following the announcement of a decrease in XPLR’s distribution growth rate expectations. The impairment reflected NEE’s fair value analysis using the market approach and the observable trading price of XPLR’s common units at September 30, 2023 of $29.70. When making the OTTI determination, NEE considered, among other things, the extent to which the publicly traded unit price was less than cost. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $4.2 billion was written down to its estimated fair value of approximately $3.0 billion, resulting in an impairment charge of $1.2 billion ($0.9 billion after tax), which is recorded in equity in earnings (losses) of equity method investees in NEE’s consolidated statements of income for the year ended December 31, 2023.

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

5. Income Taxes

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2024	2023	2022	2024	2023	2022
	(millions)
Federal:
Current	$208	$507	$11	$252	$990	$3
Deferred	(150)	368	497	422	(179)	684
Total federal	58	875	508	674	811	687
State:
Current	126	161	41	116	294	2
Deferred	155	(30)	37	180	18	258
Total state	281	131	78	296	312	260
Total income taxes	$339	$1,006	$586	$970	$1,123	$947

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	3.7	1.4	1.6	4.3	4.3	4.4
Taxes attributable to noncontrolling interests	4.3	3.0	4.9	—	—	—
Renewable energy tax credits	(19.9)	(8.3)	(6.8)	(4.3)	(2.0)	(1.1)
Amortization of deferred regulatory credit	(2.7)	(2.5)	(4.8)	(3.0)	(3.2)	(4.0)
Other – net	(0.8)	(0.8)	(0.6)	(0.4)	(0.3)	0.1
Effective income tax rate	5.6%	13.8%	15.3%	17.6%	19.8%	20.4%

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2024	2023	2024	2023
	(millions)
Deferred tax liabilities:
Property-related	$11,558	$10,910	$9,272	$8,563
Pension	637	609	495	470
Investments in partnerships and joint ventures	2,534	2,459	3	3
Other	2,168	2,126	1,463	1,431
Total deferred tax liabilities	16,897	16,104	11,233	10,467
Deferred tax assets and valuation allowance:
Decommissioning reserves	307	314	331	314
Net operating loss carryforwards	233	262	—	2
Tax credit carryforwards	3,057	3,674	—	—
ARO and accrued asset removal costs	233	227	116	111
Regulatory liabilities	1,153	1,237	1,129	1,212
Other	652	714	219	288
Valuation allowance(a)	(266)	(240)	—	—
Net deferred tax assets	5,369	6,188	1,795	1,927
Net deferred income taxes	$11,528	$9,916	$9,438	$8,540
______________________
(a)Reflects valuation allowances related to deferred state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2024	2023	2024	2023
		(millions)
Noncurrent other assets	$221	$226	$—	$2
Deferred income taxes – noncurrent liabilities	(11,749)	(10,142)	(9,438)	(8,542)
Net deferred income taxes	$(11,528)	$(9,916)	$(9,438)	$(8,540)

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2024 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$1		Indefinite
State	214	(a)	2025 – 2044
Foreign	18	(b)	2028 – 2044
Net operating loss carryforwards	$233
Tax credit carryforwards:
Federal	$2,680		2036 – 2046
State	371	(c)	2025 – 2044
Foreign	6		2034 – 2044
Tax credit carryforwards	$3,057
______________________
(a)Includes $78 million of net operating loss carryforwards with an indefinite expiration period.
(b)Includes $1 million of net operating loss carryforwards with an indefinite expiration period.
(c)Includes $192 million of renewable energy tax credit carryforwards with an indefinite expiration period.

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

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. NEE acquired identifiable assets of approximately $1.3 billion, primarily relating to property, plant and equipment and intangible assets associated with biogas rights agreements and above-market purchased power agreements, and assumed liabilities of approximately $0.3 billion and noncontrolling interests of approximately $0.1 billion. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $0.3 billion of goodwill which has been recognized on NEE's consolidated balance sheets, of which approximately $0.2 billion is expected to be deductible for tax purposes. Goodwill associated with the RNG acquisition is reflected within NEER and, for impairment testing, is included in the clean energy assets reporting unit. The goodwill arising from the transaction represents expected benefits of synergies and expansion opportunities for NEE's clean energy businesses.
7. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:

	NEE		FPL
	2024	2023	2024	2023
	(millions)
Electric plant in service and other property	$151,677	$139,049	$87,596	$79,801
Nuclear fuel	1,676	1,564	1,140	1,125
Construction work in progress	21,658	18,652	7,214	8,311
Property, plant and equipment, gross	175,011	159,265	95,950	89,237
Accumulated depreciation and amortization	(36,159)	(33,489)	(19,784)	(18,629)
Property, plant and equipment – net	$138,852	$125,776	$76,166	$70,608

FPL – At December 31, 2024, FPL's gross investment in electric plant in service and other property for the electric generation, transmission, distribution and general facilities of FPL represented approximately 43%, 14%, 36% and 7%, respectively; the respective amounts at December 31, 2023 were 43%, 14%, 36% and 7%. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The weighted annual composite depreciation and amortization rate for FPL's electric plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed in the following sentences, was approximately 3.5%, 3.4% and 3.6% for 2024, 2023 and 2022, respectively. In accordance with the 2021 rate agreement (see Note 1 – Rate Regulation – Base Rates Effective January 2022 through December 2025), FPL recorded reserve amortization in 2024 and 2023 of approximately $328 million and $227 million, respectively. In 2022, FPL recorded a one-time reserve amortization adjustment of approximately $114 million, as required under the 2021 rate agreement, 50% of which was used to reduce the capital recovery regulatory asset balance and the other 50% to increase the storm reserve regulatory liability (see Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery). During 2024, 2023 and 2022, FPL recorded AFUDC of approximately $245 million, $190 million and $136 million, respectively, including the equity component of AFUDC of approximately $189 million, $155 million and $105 million, respectively.

NEER – At December 31, 2024, wind, solar, nuclear and rate-regulated transmission facilities represented approximately 45%, 23%, 6% and 5%, respectively, of NEER's depreciable electric plant in service and other property; the respective amounts at December 31, 2023 were 47%, 18%, 6% and 6%. The estimated useful lives of NEER's plants are primarily 30 to 35 years for wind facilities, 30 to 35 years for solar facilities, 23 to 47 years for nuclear facilities and 40 years for rate-regulated transmission facilities. NEER's natural gas and oil production assets represented approximately 15% and 16% of NEER's depreciable electric plant in service and other property at December 31, 2024 and 2023, respectively. A number of NEER's generation and regulated transmission facilities are encumbered by liens securing various financings. The net book value of NEER's assets serving as collateral was approximately $30.1 billion at December 31, 2024. Interest capitalized on construction projects amounted to approximately $439 million, $310 million and $172 million during 2024, 2023 and 2022, respectively.

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

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2024
	Approximate Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$2,348	$1,004	$165
Scherer Unit No. 3	25%	$413	$194	$1
NEER:
Seabrook	88%	$1,434	$556	$111
Wyman Station Unit No. 4	91%	$36	$15	$—
Stanton	65%	$143	$37	$2
Transmission substation assets located in Seabrook, New Hampshire	88%	$168	$27	$1
______________________
(a)Excludes nuclear fuel.

8. Equity Method Investments

At December 31, 2024 and 2023, NEE's equity method investments totaled approximately $6,118 million and $6,156 million, respectively. At December 31, 2024, the principal entities included in investment in equity method investees on NEE's consolidated balance sheet were XPLR, Mountain Valley Pipeline (see Note 4 – Nonrecurring Fair Value Measurements), the renewable assets joint venture (Nitro Renewables Holdings, LLC) (see Note 1 – Disposal of Businesses/Assets), Emerald Breeze Holdings, LLC, the pipeline joint venture (SE Pipeline Holdings, LLC) (see Note 1 – Disposal of Businesses/Assets) and Silver State South Solar, LLC. Principal entities at December 31, 2023 were XPLR, Mountain Valley Pipeline and Sabal Trail Transmission, LLC (see Note 15 – Contracts). As of December 31, 2024, NEE's interest in the principal entities range from approximately 33.3% to 85.0%, and these entities primarily own electric generation facilities or natural gas pipelines.

Summarized combined information for these principal entities is as follows:

	2024	2023
	(millions)
Operating revenue	$2,121	$1,565
Operating income (loss)	$(51)	$291
Net income(a)	$152	$839
Total assets	$38,929	$34,415
Total liabilities	$10,641	$10,351
Partners'/members' equity(b)	$28,288	$24,064
NEE's share of underlying equity in the principal entities	$6,178	$5,168
Difference between investment carrying amount and underlying equity in net assets(c)	(1,677)	(1,205)
NEE's investment carrying amount for the principal entities	$4,501	$3,963
______________________
(a)In 2023, includes approximately $450 million of income from discontinued operations related to XPLR's sale of natural gas pipelines in December 2023. The income from discontinued operations includes $375 million of net gain on disposal.
(b)Reflects NEE's interest, as well as third-party interests, in XPLR.
(c)In 2024 and 2023, approximately $(2.2) billion and $(2.4) billion, respectively, is associated with Mountain Valley Pipeline, primarily reflecting impairment charges in 2022 and 2020. In addition, approximately $0.3 billion in 2024 and $1.1 billion in 2023 is associated with XPLR. The difference for 2024 reflects the approximately $0.8 billion impairment charge in 2024 related to NextEra Energy Resources' investment in XPLR. See Note 4 – Nonrecurring Fair Value Measurements.

Through XPLR OpCo, XPLR owns, or has a partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and battery storage projects as well as a contracted natural gas pipeline. NEE has an approximately

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

52.6% noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR OpCo, and accounts for its ownership interest in XPLR as an equity method investment. NextEra Energy Resources operates essentially all of the energy projects owned by XPLR and provides services to XPLR under various related party operations and maintenance, administrative and management services agreements (service agreements). NextEra Energy Resources is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of XPLR. At December 31, 2024 and 2023, the cash sweep amounts (due to XPLR and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $127 million and $1,511 million, respectively, and are included in accounts payable. Fee income related to the CSCS agreement and the service agreements totaled approximately $18 million, $59 million and $174 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in operating revenues in NEE's consolidated statements of income. Amounts due from XPLR of approximately $159 million and $84 million are included in other receivables and $128 million and $114 million are included in noncurrent other assets at December 31, 2024 and 2023, respectively. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.3 billion at December 31, 2024 primarily related to obligations on behalf of XPLR's subsidiaries with maturity dates ranging from 2025 to 2059, including certain project performance obligations and obligations under financing and interconnection agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s consolidated balance sheets at fair value. At December 31, 2024, approximately $58 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's consolidated balance sheet.

During 2024, 2023 and 2022, certain services, primarily engineering, construction, transportation, storage and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $749 million, $656 million and $579 million for the years ended December 31, 2024, 2023 and 2022, respectively.

9. Variable Interest Entities (VIEs)

NEER – At December 31, 2024, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Eight indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation facilities with generating capacity of approximately 765 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2035 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $1,708 million and $520 million, respectively, at December 31, 2024. There were eight of these consolidated VIEs at December 31, 2023 and the assets and liabilities of those VIEs at such date totaled approximately $1,796 million and $1,085 million, respectively. At December 31, 2024 and 2023, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,346 million and $76 million, respectively, at December 31, 2024, and $1,434 million and $79 million, respectively, at December 31, 2023. At December 31, 2024 and 2023, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates 30 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with generating/storage capacity of approximately 10,446 MW, 3,485 MW and 1,719 MW, respectively, and own wind generation and battery storage facilities that, upon completion of construction, which is anticipated in 2025, are expected to have generating/storage capacity of approximately 412 MW and 200 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2025 through 2054 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $23,902 million and $1,546 million, respectively, at December 31, 2024. There were 33 of these consolidated VIEs at December 31, 2023 and the assets and liabilities of those VIEs at such date totaled approximately $24,250 million and $3,148

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, respectively. At December 31, 2024 and 2023, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable.

Other – At December 31, 2024 and 2023, several NEE subsidiaries had investments totaling approximately $5,848 million ($4,506 million at FPL) and $4,962 million ($3,899 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in XPLR OpCo (see Note 8). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $3,315 million and $3,913 million at December 31, 2024 and 2023, respectively. At December 31, 2024, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $175 million in several of these entities. See further discussion of such guarantees and commitments in Note 15 – Commitments and – Contracts, respectively.

10. Leases

NEE has operating and finance leases primarily related to land use agreements that convey exclusive use of the land during the arrangement for certain of its renewable energy projects and substations, as well as buildings and equipment. Operating and finance leases primarily have fixed payments with expected expiration dates ranging from 2025 to 2083, with the exception of operating leases related to three land use agreements with an expiration date of 2106, some of which include options to extend the leases up to 34 years and some have options to terminate at NEE's discretion. At December 31, 2024, NEE’s ROU assets and lease liabilities for operating leases totaled approximately $372 million and $387 million, respectively; the respective amounts at December 31, 2023 were $396 million and $412 million. At December 31, 2024, NEE’s ROU assets and lease liabilities for finance leases totaled approximately $826 million and $840 million, respectively; the respective amounts at December 31, 2023 were $440 million and $444 million. NEE’s lease liabilities at December 31, 2024 and 2023 were calculated using a weighted-average incremental borrowing rate at the lease inception of 3.83% and 3.96%, respectively, for operating leases and 4.92% and 4.32%, respectively, for finance leases, and a weighted-average remaining lease term of 44 years and 44 years, respectively, for operating leases and 33 years and 32 years, respectively, for finance leases. At December 31, 2024, expected lease payments over the remaining terms of the leases were approximately $2.6 billion with no one year being material. Operating and finance lease-related amounts were not material to NEE's consolidated statements of income or cash flows for the periods presented.

NEE has operating and sales-type leases primarily related to certain battery storage facilities and a natural gas and oil electric generation facility that sell their electric output under power sales agreements to third parties which provide the customers the ability to dispatch the facilities. At December 31, 2024, the power sales agreements have expiration dates from 2026 to 2044 and NEE expects to receive approximately $3.9 billion of lease payments over the remaining terms of the power sales agreements with no one year being material. Operating and sales-type lease-related amounts were not material to NEE's consolidated statements of income or balance sheets for the periods presented.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of NEE's and FPL's AROs is as follows:

	NEE		FPL
	(millions)
Balances, December 31, 2022	$3,328		$2,176
Liabilities incurred	100		—
Accretion expense	154		84
Liabilities settled	(90)	(a)	(66)
Revision in estimated cash flows – net	(55)		(24)
Balances, December 31, 2023	3,437	(b)	2,170	(b)
Liabilities incurred	157		56
Accretion expense	165		87
Liabilities settled	(75)	(a)	(31)
Revision in estimated cash flows – net	14		13
Balances, December 31, 2024	$3,698	(b)	$2,295	(b)
______________________
(a)Includes approximately $39 million and $18 million related to sales of businesses and assets during the years ending December 31, 2024 and 2023, respectively. See Note 1 – Disposal of Businesses/Assets.
(b)Includes the current portion of AROs as of December 31, 2024 and 2023 of approximately $27 million ($19 million for FPL) and $34 million ($27 million for FPL), respectively, which are included in current other liabilities on NEE's and FPL's consolidated balance sheets.

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are presented below (see Note 4). Duane Arnold is in a deferred decommissioning and was granted an exemption from the NRC, which allows for use of the funds for certain other site restoration activities in addition to decommissioning obligations recorded as AROs.

	NEE	FPL
	(millions)
Balances, December 31, 2024	$9,799	$6,874
Balances, December 31, 2023	$8,697	$6,049

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

12. Employee Retirement Benefits

Employee Pension Plan and Other Benefits Plans – NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. NEE also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees, and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements. The total accrued benefit cost of the SERP and postretirement plans is approximately $212 million ($86 million for FPL) and $231 million ($101 million for FPL) at December 31, 2024 and 2023, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension Plan Assets, Benefit Obligations and Funded Status – The changes in assets, benefit obligations and the funded status of the pension plan are as follows:

	2024	2023
	(millions)
Change in pension plan assets:
Fair value of plan assets at January 1	$4,897	$4,543
Actual return on plan assets	469	591
Benefit payments	(245)	(237)
Fair value of plan assets at December 31	$5,121	$4,897
Change in pension benefit obligation:
Obligation at January 1	$2,785	$2,711
Service cost	71	64
Interest cost	131	132
Special termination benefit(a)	27	—
Plan amendments	(3)	—
Actuarial losses (gains) – net(b)	(141)	115
Benefit payments	(245)	(237)
Obligation at December 31(c)	$2,625	$2,785
Funded status:
Prepaid pension benefit costs at NEE at December 31	$2,496	$2,112
Prepaid pension benefit costs at FPL at December 31(d)	$1,954	$1,853
_________________________
(a)Reflects enhanced early retirement benefit.
(b)Primarily due to the difference in actual versus expected discount rate.
(c)NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, at December 31, 2024 and 2023 was approximately $2,553 million and $2,719 million, respectively.
(d)Reflects FPL's allocated benefits under NEE's pension plan.

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid pension benefit costs are as follows:

	2024	2023
	(millions)
Unrecognized prior service benefit (net of $1 tax expense and $1 tax expense, respectively)	$1	$2
Unrecognized losses (net of $3 tax benefit and $22 tax benefit, respectively)	(12)	(73)
Total	$(11)	$(71)

NEE's unrecognized losses included in regulatory assets (liabilities) yet to be recognized as components of net prepaid pension benefit costs were $92 million and $221 million at December 31, 2024 and 2023, respectively.

The following table provides the assumptions used to determine the benefit obligation for the pension plan. These rates are used in determining net periodic pension income in the following year.

	2024	2023
Discount rate	5.58%	4.88%
Salary increase	4.90%	4.90%
Weighted-average interest crediting rate	3.88%	3.89%

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

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2024(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$1,307	$3	$1	$1,311
Equity commingled vehicles(c)	—	880	—	880
U.S. Government and municipal bonds	207	4	—	211
Corporate debt securities(d)	—	248	—	248
Asset-backed securities(e)	—	453	—	453
Debt security commingled vehicles	—	129	—	129
Convertible securities(f)	19	262	—	281
Total investments in the fair value hierarchy	$1,533	$1,979	$1	3,513
Total investments measured at net asset value(g)				1,608
Total fair value of plan assets				$5,121
_____________________

(a)See Note 3 and Note 4 for discussion of fair value measurement techniques and inputs.
(b)Includes foreign investments of $528 million.
(c)Includes foreign investments of $186 million.
(d)Includes foreign investments of $69 million.
(e)Includes foreign investments of $185 million.
(f)Includes foreign investments of $28 million.
(g)Includes foreign investments of $274 million.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected Cash Flows – The following table provides information about benefit payments expected to be paid by the pension plan for each of the following calendar years (in millions):

2025	$221
2026	$226
2027	$217
2028	$216
2029	$210
2030 – 2034	$1,019

Net Periodic (Income) Cost – The components of net periodic (income) cost for the plans are as follows:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
		(millions)
Service cost	$71	$64	$86	$1	$1	$1
Interest cost	131	132	77	9	9	5
Expected return on plan assets	(405)	(392)	(363)	—	—	—
Amortization of actuarial loss	—	—	—	—	—	3
Amortization of prior service benefit	—	—	(1)	—	—	(4)
Special termination benefit	27	—	52	—	—	—
Benefit plan settlement	—	—	27	—	—	—
Net periodic (income) cost at NEE	$(176)	$(196)	$(122)	$10	$10	$5
Net periodic (income) cost allocated to FPL	$(103)	$(127)	$(76)	$8	$8	$4

Other Comprehensive Income – The components of net periodic income (cost) recognized in OCI for the pension plan are as follows:

	2024	2023	2022
	(millions)
Prior service benefit (cost) (net of $0 tax expense and $0 tax benefit, respectively)	$—	$1	$(1)
Net gains (losses) (net of $19 tax expense, $7 tax expense and $43 tax benefit, respectively)	60	23	(139)
Amortization of unrecognized losses (net of $2 tax expense)	—	—	7
Total	$60	$24	$(133)

Regulatory Assets – The components of net periodic income recognized during the year in regulatory assets for the pension plan are as follows:

	2024	2023
	(millions)
Prior service benefit	$—	$(2)
Unrecognized gains	(129)	(56)
Total	$(129)	$(58)

The assumptions used to determine net periodic pension income for the pension plan are as follows:

	2024	2023	2022
Discount rate	4.88%	5.05%	2.87%
Salary increase	4.90%	4.90%	4.90%
Expected long-term rate of return, net of investment management fees	8.00%	8.00%	7.35%
Weighted-average interest crediting rate	3.89%	3.82%	3.79%

Employee Contribution Plan – NEE offers an employee retirement savings plan which allows eligible participants to contribute a percentage of qualified compensation through payroll deductions. NEE makes matching contributions to participants' accounts. Defined contribution expense pursuant to this plan was approximately $83 million, $78 million and $68 million for NEE ($44 million, $43 million and $41 million for FPL) for the years ended December 31, 2024, 2023 and 2022, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt

Long-term debt consists of the following:

	December 31,
	2024			2023
	Maturity Date	Balance	Weighted- Average Interest Rate	Balance	Weighted- Average Interest Rate
		(millions)		(millions)
FPL:
First mortgage bonds – fixed	2025-2054	$21,990	4.41%	$19,790	4.26%
Pollution control, solid waste disposal and industrial development revenue bonds – variable(a)	2027-2054	1,663	2.98%	1,319	3.75%
Senior unsecured notes – primarily variable(b)(c)	2026-2074	3,194	4.30%	4,027	5.04%
Other long-term debt – primarily fixed	2026-2046	167	6.08%	387	4.74%
Unamortized debt issuance costs and discounts		(269)		(249)
Total long-term debt of FPL		26,745		25,274
Less current portion of long-term debt		1,719		1,665
Long-term debt of FPL, excluding current portion		25,026		23,609
NEER:
NextEra Energy Resources:
Senior secured limited-recourse long-term debt – variable(c)(d)	2026-2035	8,399	6.47%	5,943	7.53%
Senior secured limited-recourse long-term loans – fixed	2029-2049	1,667	5.29%	2,350	3.45%
Other long-term debt – primarily variable(c)(d)	2026-2048	3,231	6.62%	1,183	7.19%
NEET – long-term debt – primarily fixed(d)	2025-2054	2,058	5.35%	2,524	5.38%
Unamortized debt issuance costs, discounts, and premiums		(266)		(174)
Total long-term debt of NEER		15,089		11,826
Less current portion of long-term debt		700		1,031
Long-term debt of NEER, excluding current portion		14,389		10,795
NEECH:
Debentures – fixed	2025-2062	24,280	4.29%	24,365	4.06%
Debentures – variable(c)	2026	600	5.34%	400	6.40%
Debentures, related to NEE's equity units – fixed	2027-2029	5,500	6.30%	2,000	4.60%
Junior subordinated debentures – primarily fixed(d)	2054-2082	5,923	5.84%	3,723	5.47%
Canadian dollar denominated long-term debt – fixed(e)	2031	697	4.85%	—	—%
Australian dollar denominated long-term debt – fixed(e)	2026	308	2.20%	339	2.20%
Other long-term debt – fixed(e)	2025-2030	1,210	2.73%	228	1.45%
Other long-term debt – variable(c)	2027	300	5.44%	300	6.02%
Unamortized debt issuance costs, discounts, and premiums		(206)		(149)
Total long-term debt of NEECH		38,612		31,206
Less current portion of long-term debt		5,642		4,205
Long-term debt of NEECH, excluding current portion		32,970		27,001
Total long-term debt		$72,385		$61,405
______________________
(a)Includes tax exempt bonds that permit individual bondholders to tender the bonds for purchase at any time prior to maturity. In the event these tax exempt bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase these tax exempt bonds. At December 31, 2024, these tax exempt bonds totaled approximately $1,663 million. All tax exempt bonds tendered for purchase have been successfully remarketed. FPL's syndicated revolving credit facilities are available to support the purchase of the tax exempt bonds. Variable interest rate is established at various intervals by the remarketing agent.
(b)At December 31, 2024, includes approximately $1,979 million of floating rate notes that permit individual noteholders to require repayment at specified dates prior to maturity. FPL’s syndicated revolving credit facilities are available to support the purchase of the floating rate notes.
(c)Variable rate is based on an underlying index plus a specified margin.
(d)Interest rate contracts, primarily swaps, have been entered into with respect to certain of these debt issuances. See Note 3.
(e)Foreign currency contracts have been entered into with respect to certain of these debt issuances. See Note 3.

As of December 31, 2024, minimum annual maturities of long-term debt for NEE are approximately $8,064 million, $3,358 million, $11,519 million, $7,357 million and $9,919 million for 2025, 2026, 2027, 2028 and 2029, respectively. The respective amounts for FPL are approximately $1,720 million, $641 million, $328 million, $1,992 million and $948 million.

At December 31, 2024 and 2023, short-term borrowings had a weighted-average interest rate of 4.82% (4.59% for FPL) and 5.62% (5.50% for FPL), respectively. Subsidiaries of NEE, including FPL, had credit facilities with total capacity at December 31, 2024 of approximately $22.3 billion ($4.5 billion for FPL) which provide for the funding of loans and/or issuance of letters of

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit. At December 31, 2024, letters of credit outstanding under these credit facilities totaled approximately $3.6 billion ($4.0 million for FPL). There were no borrowings outstanding under these facilities at December 31, 2024.

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

In March 2024, NEECH issued $1.0 billion principal amount of its exchangeable senior notes due 2027 (the notes). A holder may exchange all or a portion of its notes at any time prior to the maturity date in accordance with the related indenture. Upon exchange, NEECH will pay cash up to the aggregate principal amount of the notes being exchanged and has the right, at its sole discretion, to pay or deliver cash, shares of NEE common stock or a combination of both, in respect of the remainder, if any, of NEECH's exchange obligation in excess of the aggregate principal amount of the notes being exchanged. At December 31, 2024, the exchange rate, which is subject to certain adjustments as set forth in the indenture, is 14.6927 shares of NEE common stock per $1,000 in principal amount of notes, which is equivalent to an exchange price of approximately $68.06 per share of NEE common stock.

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

In September 2022, NEE sold $2.0 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series M Debenture due September 1, 2027, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2025 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2024, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.5670 shares if the applicable market value of a share of NEE common stock is less than or equal to $88.88 (the reference price) to 0.4534 shares if the applicable market value of a share is equal to or greater than $111.10 (the threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 27, 2025. Total annual distributions on the equity units are at the rate of 6.926%, consisting of interest on the debentures (4.60% per year) and payments under the stock purchase contracts (2.326% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2025. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In June 2024, NEE sold $2.0 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series N Debenture due June 1, 2029, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than June 1, 2027 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments), based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2024, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.6915 shares if the applicable market value of a share of NEE common stock is less than or equal to $72.31 (the reference price) to 0.5532 shares if the applicable market value of a share is equal to or greater than $90.38 (the threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending on May 26, 2027. Total annual distributions on the equity units are at the rate of 7.299%, consisting of interest on the debentures (5.15% per year) and payments under the stock purchase contracts (2.149% per year). The interest rate on the debentures is expected to be reset on or after December 1, 2026. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In October 2024, NEE sold $1.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series O Debenture due November 1, 2029, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than November 1, 2027 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments), based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2024, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.6034 shares if the applicable market value of a share of NEE common stock is less than or equal to $82.87 (the reference price) to 0.4827 shares if the applicable market value of a share is equal to or greater than $103.58 (the threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending on October 27, 2027. Total annual distributions on the equity units are at the rate of 7.234%, consisting of interest on the debentures (4.635% per year) and payments under the stock purchase contracts (2.599% per year). The interest rate on the debentures is expected to be reset on or after May 1, 2027. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

On February 4, 2025, NEECH sold a total of $4.5 billion principal amount of its fixed-rate debentures, with interest rates ranging from 4.85% to 5.90% and maturity dates ranging from 2028 to 2055, and $500 million of its floating-rate debentures due in 2028.

On February 6, 2025, NEECH sold $1.5 billion principal amount of its Series S Junior Subordinated Debentures due August 15, 2055 and $1.0 billion principal amount of its Series T Junior Subordinated Debentures due August 15, 2055, bearing interest at a rate of 6.375% to August 15, 2030 and 6.50% to August 15, 2035, respectively, and thereafter will bear interest based on an underlying index plus a specified margin, reset every five years, provided that the interest rate will not be lower than the respective initial interest rate.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Years Ended December 31,
	2024	2023	2022
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$6,946	$7,310	$4,147
Denominator:
Weighted-average number of common shares outstanding – basic	2,052.9	2,026.1	1,972.6
Equity units, stock options, performance share awards, restricted stock and exchangeable notes(a)	6.3	4.7	6.0
Weighted-average number of common shares outstanding – assuming dilution	2,059.2	2,030.8	1,978.6
Earnings per share attributable to NEE:
Basic	$3.38	$3.61	$2.10
Assuming dilution	$3.37	$3.60	$2.10
______________________
(a)Calculated primarily using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options, performance share awards and/or exchangeable notes, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 33.9 million, 39.1 million and 38.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Common Stock Dividend Restrictions – NEE's charter does not limit the dividends that may be paid on its common stock. FPL's mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends and other distributions to NEE. These restrictions do not currently limit FPL's ability to pay dividends to NEE.

Stock-Based Compensation – Net income for the years ended December 31, 2024, 2023 and 2022 includes approximately $138 million, $139 million and $142 million, respectively, of compensation costs and $29 million, $26 million and $20 million, respectively, of income tax benefits related to stock-based compensation arrangements. Compensation cost capitalized for the years ended December 31, 2024, 2023 and 2022 was not material. At December 31, 2024, there were approximately $207 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 2.0 years.

At December 31, 2024, approximately 68 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) 2021 Long Term Incentive Plan, (b) 2017 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans. NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market. NEE satisfies stock option exercises by issuing new shares of its common stock. NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity in restricted stock and performance share awards for the year ended December 31, 2024 was as follows:

	Shares/Units	Weighted- Average Grant Date Fair Value Per Share/Units
Restricted Stock:
Nonvested balance, January 1, 2024	2,661,237	$75.93
Granted	1,647,461	$61.78
Vested	(924,575)	$74.17
Forfeited	(220,348)	$87.19
Nonvested balance, December 31, 2024	3,163,775	$68.44
Performance Share Awards:
Nonvested balance, January 1, 2024	1,387,253	$71.27
Granted	1,230,737	$63.23
Vested	(647,038)	$79.28
Forfeited	(126,224)	$63.46
Nonvested balance, December 31, 2024	1,844,728	$61.48

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2023 and 2022 was $72.24 and $75.13, respectively. The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2023 and 2022 was $71.79 and $58.67, respectively.

The total fair value of restricted stock and performance share awards vested was $106 million, $106 million and $175 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Options – Options typically vest within three years after the date of grant and have a maximum term of ten years. The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant. The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2024	2023	2022
Expected volatility(a)	21.34 – 22.09%	19.72 – 20.57%	17.91 – 19.37%
Expected dividends	2.55 – 3.02%	2.45 – 2.86%	2.32 – 2.50%
Expected term (years)(b)	6.6	6.6	6.5
Risk-free rate	3.79 – 4.43%	3.50 – 4.50%	1.91 – 3.85%
______________________
(a)Based on historical experience.
(b)Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2024 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2024	10,983,132	$52.78
Granted	1,265,263	$58.05
Exercised	(1,555,235)	$30.53
Forfeited	(95,814)	$64.47
Expired	(16,181)	$74.40
Balance, December 31, 2024	10,581,165	$56.54	5.2	$181

Exercisable, December 31, 2024	8,411,495	$54.18	4.3	$165

The weighted-average grant date fair value of options granted was $11.62, $14.46 and $10.49 per share for the years ended December 31, 2024, 2023 and 2022, respectively. The total intrinsic value of stock options exercised was approximately $68 million, $22 million and $37 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash received from option exercises was approximately $47 million, $14 million and $14 million for the years ended December 31, 2024, 2023 and 2022, respectively. The tax benefits realized from options exercised were approximately $16 million, $5 million and $9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Preferred Stock – NEE's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value, none of which are outstanding. FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value, 5 million shares of subordinated preferred stock, no par value, and 5 million shares of preferred stock, no par value, none of which are outstanding.

Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Balances, December 31, 2021	$14		$5		$25		$(49)	$5	$—
Other comprehensive income (loss) before reclassifications	—		(84)		(133)		(44)	1	(260)
Amounts reclassified from AOCI	6	(a)	10	(b)	7	(c)	—	—	23
Net other comprehensive income (loss)	6		(74)		(126)		(44)	1	(237)
Less other comprehensive loss attributable to noncontrolling interests	—		—		—		19	—	19
Balances, December 31, 2022	20		(69)		(101)		(74)	6	(218)
Other comprehensive income before reclassifications	—		17		21		13	1	52
Amounts reclassified from AOCI	2	(a)	13	(b)	1	(c)	—	—	16
Net other comprehensive income	2		30		22		13	1	68
Less other comprehensive income attributable to noncontrolling interests	—		—		—		(3)	—	(3)
Balances, December 31, 2023	22		(39)		(79)		(64)	7	(153)
Other comprehensive income (loss) before reclassifications	—		(3)		60		(27)	1	31
Amounts reclassified from AOCI	1	(a)	5	(b)	—		—	—	6
Net other comprehensive income (loss)	1		2		60		(27)	1	37
Less other comprehensive income attributable to noncontrolling interests	—		—		—		(10)	—	(10)
Balances, December 31, 2024	$23		$(37)		$(19)		$(101)	$8	$(126)
Attributable to noncontrolling interests	$—		$—		$—		$—	$—	$—
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

At December 31, 2024, estimated capital expenditures, on an accrual basis, for 2025 through 2029 were as follows:

	2025	2026	2027	2028	2029	Total
	(millions)
FPL:
Generation:(a)
New(b)	$2,185	$3,925	$3,385	$3,385	$3,510	$16,390
Existing	945	1,160	1,325	1,275	1,275	5,980
Transmission and distribution(c)	4,310	4,255	4,080	4,325	4,710	21,680
Nuclear fuel	205	300	305	395	375	1,580
General and other	780	880	810	790	715	3,975
Total	$8,425	$10,520	$9,905	$10,170	$10,585	$49,605
NEER:(d)
Wind(e)	$1,380	$1,525	$85	$55	$—	$3,045
Solar(f)	4,865	3,350	1,360	105	45	9,725
Other clean energy(g)	2,810	1,070	1,325	270	—	5,475
Nuclear, including nuclear fuel	425	360	385	340	385	1,895
Rate-regulated transmission(h)	1,130	930	460	480	545	3,545
Other	435	250	225	220	220	1,350
Total	$11,045	$7,485	$3,840	$1,470	$1,195	$25,035
______________________
(a)Includes AFUDC of approximately $115 million, $170 million, $180 million, $175 million and $160 million for 2025 through 2029, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $80 million, $80 million, $75 million, $110 million and $140 million for 2025 through 2029, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 2,228 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 8,205 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects totaling approximately 4,265 MW and related transmission, as well as natural gas pipelines and renewable fuels projects.
(h)Includes AFUDC of approximately $10 million, $10 million, $20 million, $10 million and $10 million for 2025 through 2029, respectively

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 8 with regards to XPLR, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $705 million at December 31, 2024. These obligations primarily related to guaranteeing the residual value of certain financing leases and obligations under purchased power agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At December 31, 2024, NEER has entered into contracts primarily for the purchase of wind turbines, wind towers, solar modules and batteries and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel with expiration dates through 2033. Approximately $3.2 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2041.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The required capacity and/or minimum payments under contracts, including those discussed above at December 31, 2024, were estimated as follows:

	2025	2026	2027	2028	2029	Thereafter
	(millions)
FPL(a)	$1,155	$1,145	$1,115	$1,080	$1,050	$7,165
NEER(b)(c)	$3,945	$815	$250	$120	$70	$370
_______________________
(a)Includes approximately $405 million, $400 million, $400 million, $400 million, $395 million and $4,765 million in 2025 through 2029 and thereafter, respectively, of firm commitments related to natural gas transportation agreements with affiliates. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $409 million, $417 million and $418 million for the years ended December 31, 2024, 2023 and 2022, respectively, of which $73 million, $99 million and $102 million, respectively, were eliminated in consolidation at NEE.
(b)Includes approximately $175 million of commitments to invest in technology and other investments through 2031. See Note 9 – Other.
(c)Includes approximately $870 million and $40 million for 2025 and 2026, respectively, of joint obligations of NEECH and NEER.

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

NEE participates in a nuclear insurance mutual company, Nuclear Electric Insurance Limited (NEIL), which provides property damage, nuclear accident decontamination and premature decommissioning insurance for each plant for losses resulting from damage to its nuclear facilities, either due to accidents or acts of terrorism. Additionally, NEIL provides accidental outage coverage for losses in the event of a major accidental outage at an insured nuclear plant. Pursuant to regulations of the NRC, each company’s property damage insurance policies provide that all proceeds from such insurance be applied first to place the plant in a safe and stable condition after a qualifying accident, and second, to decontaminate the plant before any proceeds can be used for decommissioning, plant repair or restoration.

NEE and FPL nuclear facilities each have accident property damage, nuclear accident decontamination and premature decommissioning liability insurance from NEIL with limits of $1.5 billion, except for Duane Arnold which has a limit of $50 million due to being in a deferred decommissioning. All the nuclear facilities, except for Duane Arnold, also share an additional $1.25 billion nuclear accident insurance limit above their dedicated underlying limit. This shared additional excess limit is not subject to reinstatement in the event of a loss. All coverages are subject to sublimits and deductibles.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Proceedings – FPL is the defendant in a purported class action lawsuit filed in the Miami-Dade County Circuit Court in February 2018 that seeks from FPL unspecified damages for alleged breach of contract and gross negligence based on service interruptions that occurred as a result of Hurricane Irma in 2017. A class previously had been certified that encompassed all persons and business owners who reside in and are otherwise citizens of the state of Florida that contracted with FPL for electrical services, were charged storm charges, experienced a power outage after Hurricane Irma and suffered consequential damages because of FPL’s alleged breach of contract or gross negligence. Florida's Third District Court of Appeal (3rd DCA) reconsidered and revoked its previous order approving certification of the class and remanded and stayed the case unless and until the plaintiffs take action at the FPSC regarding FPL's actions during Hurricane Irma. In December 2024, the Florida Supreme Court denied the plaintiffs' request to review the 3rd DCA's order.

NEE, FPL, and certain current and former executives, are the named defendants in a purported shareholder securities class action lawsuit filed in the U.S. District Court for the Southern District of Florida in June 2023 and amended in December 2023 that seeks from the defendants unspecified damages allegedly resulting from alleged false or misleading statements regarding NEE's alleged campaign finance and other political activities. The alleged class of plaintiffs are all persons or entities who purchased or otherwise acquired NEE securities between December 2, 2021 and January 30, 2023. In September 2024, the class action lawsuit was dismissed with prejudice by the U.S. District Court for the Southern District of Florida. In October 2024, the lead plaintiffs filed a notice of appeal with the U.S. Court of Appeals for the 11th Circuit. NEE is vigorously defending against the claims in this proceeding.

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

In November 2024, NEE was named as defendant in an antitrust lawsuit (Avangrid, Inc. et al. v. NextEra Energy, Inc.) filed in the U.S. District Court for the District of Massachusetts. This lawsuit seeks damages of $350 million, which are tripled in the event of a finding of monopolization under the Sherman Act, from the defendants for alleged violations of federal and state antitrust laws, as well as Massachusetts state laws. In January 2025, NEE filed a motion to dismiss and a motion to transfer venue. NEE does not believe that it should have any liability with respect to the claims in this matter.

16. Segment Information

Effective January 1, 2024, NEE and FPL adopted an accounting standards update that provides guidance on segment reporting and requires additional disclosures related to significant segment expenses and increases the frequency of segment reporting to interim periods (updated segment standard). NEE and FPL adopted the updated segment standard using the full retrospective approach, which changed the presentation of the segment information below.

The tables below present information for NEE's two reportable segments, FPL, a rate-regulated utility business, and NEER, which is comprised of competitive energy and rate-regulated transmission businesses. Corporate and Other represents other business activities, includes eliminating entries, and may include the net effect of rounding. FPL has a single reportable segment. See Note 2 for information regarding NEE's and FPL's operating revenues.

NEE's and FPL's chief operating decision maker (CODM) is NEE's chief executive officer. The CODM makes key operating decisions and evaluates the reportable segment's operating results, including net income attributable to NEE, for financial planning, analysis of performance and resource allocation.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income attributable to NEE and significant expenses for NEE's reportable segments and the FPL reportable segment are shown below.

	December 31, 2024
	FPL	NEER		Total
	(millions)
Operating revenues	$17,019	$7,542		$24,561
Corporate and Other				192
Total consolidated revenues				$24,753

Less:
Fuel, purchased power and interchange	4,188	914
Other operations and maintenance	1,609	2,776
Depreciation and amortization	2,827	2,577
Taxes other than income taxes and other – net	1,904	371
Interest expense	1,178	1,114	(a)
Income tax expense (benefit)(b)	970	(655)
Other segment items(c)	200	1,854
Net income attributable to NEE for reportable segments	4,543	2,299		6,842

Reconciliation of segment profit/(loss)
Corporate and Other				104
Net income attributable to NEE	$4,543	$2,299		$6,946
_________________________
(a)Interest expense allocated from NEECH to NextEra Energy Resources is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)Includes amounts that were recognized based on the tax sharing agreement with NEE. See Note 1 – Income Taxes.
(c)Other segment items for each reportable segment include:
FPL – Gains on disposal of businesses/assets – net, allowance for equity funds used during construction and other – net
NEER – Gains on disposal of businesses/assets – net, equity in losses of equity method investees, allowance for equity funds used during construction, gains on disposal of investments and other property – net, change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net, other – net and net loss attributable to noncontrolling interests

	December 31, 2023
	FPL	NEER		Total
	(millions)
Operating revenues	$18,365	$9,672		$28,037
Corporate and Other				77
Total consolidated revenues				$28,114

Less:
Fuel, purchased power and interchange	4,761	795
Other operations and maintenance	1,666	2,601
Depreciation and amortization	3,789	2,009
Taxes other than income taxes and other – net	1,959	301
Interest expense	1,114	1,129	(a)
Income tax expense (benefit)(b)	1,123	177
Other segment items(c)	599	898
Net income attributable to NEE for reportable segments	4,552	3,558		8,110

Reconciliation of segment profit/(loss)
Corporate and Other				(800)
Net income attributable to NEE	$4,552	$3,558		$7,310
_________________________
(a)Interest expense allocated from NEECH to NextEra Energy Resources is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)Includes amounts that were recognized based on the tax sharing agreement with NEE. See Note 1 – Income Taxes.
(c)Other segment items for each reportable segment include:
FPL – Gains on disposal of businesses/assets – net, allowance for equity funds used during construction and other – net
NEER – Losses on disposal of businesses/assets – net, equity in losses of equity method investees, allowance for equity funds used during construction, gains on disposal of investments and other property – net, change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net, other – net and net loss attributable to noncontrolling interests

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
	FPL	NEER		Total
	(millions)
Operating revenues	$17,282	$3,720		$21,002
Corporate and Other				(46)
Total consolidated revenues				20,956

Less:
Fuel, purchased power and interchange	5,688	836
Other operations and maintenance	1,857	2,259
Depreciation and amortization	2,695	1,722
Taxes other than income taxes and other – net	1,752	323
Interest expense	768	128	(a)
Income tax expense (benefit)(b)	947	(391)
Other segment items(c)	126	1,442
Net income attributable to NEE for reportable segments	3,701	285		3,986

Reconciliation of segment profit/(loss)
Corporate and Other				161
Net income attributable to NEE	$3,701	$285		$4,147
_________________________
(a)Interest expense allocated from NEECH to NextEra Energy Resources is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)Includes amounts that were recognized based on the tax sharing agreement with NEE. See Note 1 – Income Taxes.
(c)Other segment items for each reportable segment include:
FPL – Gains on disposal of businesses/assets – net, allowance for equity funds used during construction and other – net
NEER – Gains on disposal of businesses/assets – net, equity in earnings of equity method investees, allowance for equity funds used during construction, gains on disposal of investments and other property – net, change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net, other – net and net loss attributable to noncontrolling interests

NEE's and FPL's additional segment information is as follows:

	2024
	FPL	NEER	Total Reportable Segments	Corp. and Other	Total Consolidated
	(millions)
Gains (losses) on disposal of businesses/assets – net	$1	$361	$362	$(10)	$352
Equity in earnings (losses) of equity method investees	$—	$(267)	$(267)	$21	$(246)
Net loss attributable to noncontrolling interests	$—	$1,248	$1,248	$—	$1,248
Capital expenditures, independent power and other investments and nuclear fuel purchases	$8,214	$16,392	$24,606	$123	$24,729
Property, plant and equipment – net	$76,166	$62,526	$138,692	$160	$138,852
Total assets	$98,141	$89,398	$187,539	$2,605	$190,144
Investment in equity method investees	$—	$6,118	$6,118	$—	$6,118

	2023
	FPL	NEER	Total Reportable Segments	Corp. and Other	Total Consolidated
	(millions)
Gains (losses) on disposal of businesses/assets – net	$407	$(3)	$404	$1	$405
Equity in earnings (losses) of equity method investees	$—	$(649)	$(649)	$1	$(648)
Net loss attributable to noncontrolling interests	$—	$1,028	$1,028	$—	$1,028
Capital expenditures, independent power and other investments and nuclear fuel purchases	$9,400	$15,652	$25,052	$61	$25,113
Property, plant and equipment – net	$70,608	$55,034	$125,642	$134	$125,776
Total assets	$91,469	$83,145	$174,614	$2,875	$177,489
Investment in equity method investees	$—	$6,145	$6,145	$11	$6,156

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

	2022
	FPL	NEER	Total Reportable Segments	Corp. and Other	Total Consolidated
	(millions)
Gains (losses) on disposal of businesses/assets – net	$4	$536	$540	$(18)	$522
Equity in earnings of equity method investees	$—	$202	$202	$1	$203
Net loss attributable to noncontrolling interests	$—	$901	$901	$—	$901
Capital expenditures, independent power and other investments and nuclear fuel purchases	$9,185	$9,645	$18,830	$453	$19,283
Property, plant and equipment – net	$64,693	$45,840	$110,533	$526	$111,059
Total assets	$86,559	$70,713	$157,272	$1,663	$158,935
Investment in equity method investees	$—	$6,572	$6,572	$10	$6,582

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2024, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2024.

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

Item 9B.  Other Information

(b)    On November 5, 2024, James May, Vice President, Controller and Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 2,177 shares of NEE's common stock until November 5, 2025.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy and Management" and "Corporate Governance and Board Matters" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2025 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business – Information About Our Executive Officers.

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

Securities Authorized For Issuance Under Equity Compensation Plans(a)

NEE's equity compensation plan information at December 31, 2024 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,200,609	(a)	$56.54	(b)	57,829,832	(c)
Equity compensation plans not approved by security holders	—		—		—
Total	15,200,609		$56.54		57,829,832
______________________
(a)Includes an aggregate of 10,581,165 outstanding options, 4,126,194 unvested performance share awards (at maximum payout), 44,036 deferred fully vested performance shares, 391,727 unvested restricted stock units (including future reinvested dividends) under the NextEra Energy, Inc. 2021 Long Term Incentive Plan and former long term incentive plans, and 57,487 fully vested shares deferred by directors under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, and its predecessors, the 2007 Non-Employee Directors Stock Plan and the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan.
(b)Relates to outstanding options only.
(c)Includes 56,094,128 shares under the NextEra Energy, Inc. 2021 Long Term Incentive Plan and 1,735,704 shares under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan.

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

FPL – The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2024 and 2023. The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2024	2023
Audit fees(a)	$4,046,000	$4,402,000
Audit-related fees(b)	236,000	102,000
Tax fees(c)	497,000	390,000
All other fees(d)	13,000	187,000
Total	$4,792,000	$5,081,000
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
(d)All other fees consist of fees for products and services other than the services reported under the other named categories. In 2024, these fees relate to training, and in 2023, these fees relate to training and advisory services for IT job architecture and skills descriptions.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Permitted services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified permitted services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any permitted service for which the fee is expected to exceed $500,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2024 and 2023, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits and Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	57
		Attestation Report of Independent Registered Public Accounting Firm	58
		Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	59
		NEE:
		Consolidated Statements of Income	61
		Consolidated Statements of Comprehensive Income	62
		Consolidated Balance Sheets	63
		Consolidated Statements of Cash Flows	64
		Consolidated Statements of Equity	65
		FPL:
		Consolidated Statements of Income	66
		Consolidated Balance Sheets	67
		Consolidated Statements of Cash Flows	68
		Consolidated Statements of Common Shareholder's Equity	69
		Notes to Consolidated Financial Statements	70 – 113

	2.	Financial Statement Schedules – Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)
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
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, as amended, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 1996, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated September 10, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated November 19, 2015, File No. 2-27612; Exhibit 4(b) to Form 10-K for the year ended December 31, 2017, File No. 2-27612; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2018, File No. 2-27612; Exhibit 4(j), File Nos. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(k), File Nos. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2019, File No. 2-27612; Exhibit 4(f) to Form 10-Q for the quarter ended September 30, 2019, File No. 2-27612; Exhibit 4(e) to Form 10-Q for the quarter ended March 31, 2020, File No. 2-27612; Exhibit 4(b) to Form 10-K for the year ended December 31, 2020, File No. 2-27612; Exhibit 4(b) to Form 10-K for the year ended December 31, 2021, File No. 2-27612; Exhibit 4(c) to Form 10-K for the year ended December 31, 2021, File No. 2-27612; Exhibit 4(g) to Form 10-Q for the quarter ended March 31, 2023, File No. 2-27612; Exhibit 4(a) to Form 10-Q for the quarter ended June 30, 2023, File No. 2-27612; Exhibit 4(a) to Form 10-Q for the quarter ended June 30, 2024, File No. 2-27612; and Exhibit 4 to Form 10-Q for the quarter ended September 30, 2024, File No. 2-27612)
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
*4(l)
Officer's Certificate of Florida Power & Light Company, dated July 1, 2024, creating the Floating Rate Notes, Series due July 2, 2074 (filed as Exhibit 4(f) to Form 10-Q for the quarter ended June 30, 2024, File No. 2-27612)
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
x
*4(s)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 21, 2020, creating the Series K Debentures due March 1, 2025 (filed as Exhibit 4(c) to Form 10-Q for the quarter ended March 31, 2020, File No. 1-8841)
x
*4(t)
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
x
*4(v)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 18, 2020, creating the Series L Debentures due September 1, 2025 (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2020, File No. 1-8841)
x
*4(w)
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
x
*4(oo)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated January 31, 2024, creating the Floating Rate Debentures, Series due January 29, 2026 (filed as Exhibit 4(ss) to Form 10-K for the year ended December 31, 2023, File No. 1-8841)
x
*4(pp)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 7, 2024, creating the 4.85% Debentures, Series due April 30, 2031 (filed as Exhibit 4(at), File Nos. 333-278184, 333-278184-01, and 333-278184-02)
x
*4(qq)
Officer's Certificate of NextEra Energy Holdings, Inc., dated June 20, 2024, creating the Series N Debentures due June 1, 2029 (filed as Exhibit 4(e) to Form 10-Q for the quarter ended June 30, 2024, File No. 1-8841)
x
4(rr)	Officer's Certificate of NextEra Energy Holdings, Inc., dated October 31, 2024, creating the Series O Debentures due November 1, 2029	x

Exhibit Number	Description	NEE	FPL
4(ss)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the 4.85% Debentures, Series due February 4, 2028	x
4(tt)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the 5.05% Debentures, Series due March 15, 2030	x
4(uu)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the 5.30% Debentures, Series due March 15, 2032	x
4(vv)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the 5.45% Debentures, Series due March 15, 2035	x
4(ww)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the 5.90% Debentures, Series due March 15, 2055	x
4(xx)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the Floating Rate Debentures, Series due February 4, 2028	x
*4(yy)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of March 1, 2004, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x
*4(zz)
Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1, 2006, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(aaa)
First Supplemental Indenture to Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1, 2006, dated as of November 19, 2012, between NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. as Guarantor, and The Bank of New York Mellon, as Trustee (filed as Exhibit 2 to Form 8-A dated January 16, 2013, File No. 1-33028)
x
*4(bbb)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(ccc)
Replacement Capital Covenant, dated September 19, 2006, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(ddd)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated September 19, 2006, by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(cc) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)
x
*4(eee)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(fff)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(ggg)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated June 12, 2007 by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(hh) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)
x
*4(hhh)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated September 29, 2017, creating the Series L Junior Subordinated Debentures due September 29, 2057 (filed as Exhibit 4(c) to Form 8-K dated September 29, 2017, File No. 1-8841)
x
*4(iii)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated November 2, 2017, creating the Series M Junior Subordinated Debentures due December 1, 2077 (filed as Exhibit 4(a) to Form 8-K dated November 2, 2017, File No. 1-8841)
x
*4(jjj)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated March 15, 2019, creating the Series N Junior Subordinated Debentures due March 1, 2079 (filed as Exhibit 4 to Form 8-K dated March 15, 2019, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*4(kkk)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated April 4, 2019, creating the Series O Junior Subordinated Debentures due May 1, 2079 (filed as Exhibit 4(e) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(lll)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated December 14, 2021, creating the Series P Junior Subordinated Debentures due March 15, 2082 (filed as Exhibit 4 to Form 8-K dated December 14, 2021, File No. 1-8841)
x
*4(mmm)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 1, 2024, creating the Series Q Junior Subordinated Debentures due September 1, 2054 (filed as Exhibit 4(bn), File Nos. 333-278184, 333-278184-01, and 333-278184-02)
x
*4(nnn)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 7, 2024, creating the Series R Junior Subordinated Debentures due June 15, 2054 (filed as Exhibit 4(d) to Form 10-Q for the quarter ended June 30, 2024, File No. 1-8841)
x
4(ooo)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 6, 2025, creating the Series S Junior Subordinated Debentures due August 15, 2055	x
4(ppp)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 6, 2025, creating the Series T Junior Subordinated Debentures due August 15, 2055	x
*4(qqq)
Purchase Contract Agreement, dated as of September 1, 2022, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(c) to Form 10-Q for the quarter ended September 30, 2022, File No. 1-8841)
x
*4(rrr)
Pledge Agreement, dated as of September 1, 2022, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and the Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(d) to Form 10-Q for the quarter ended September 30, 2022, File No. 1-8841)
x
*4(sss)
Purchase Contract Agreement, dated as of June 1, 2024, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 2024, File No. 1-8841)
x
*4(ttt)
Pledge Agreement, dated as of June 1, 2024, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(c) to Form 10-Q for the quarter ended June 30, 2024, File No. 1-8841)
x
4(uuu)	Purchase Contract Agreement, dated as of October 1, 2024, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent	x
4(vvv)
Pledge Agreement, dated as of October 1, 2024, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and the Bank of New York Mellon, as Purchase Contract Agent
x
*4(www)
Indenture, dated as of March 1, 2024, by and among NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4 to Form 8-K dated March 4, 2024, File No. 1-8841)
x
*4(xxx)
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
		x	x
4(yyy)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	x
*10(a)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (SERP) (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(b)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005 (Restated SERP) (filed as Exhibit 10(b) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(c)
Amendment Number 1 to the Restated SERP changing name to NextEra Energy, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)
		x	x

Exhibit Number	Description	NEE	FPL
*10(d)	Appendix A1 (revised as of March 16, 2016) to the NextEra Energy, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10(d) to Form 10-K dated December 31, 2017, File No. 1-8841)	x	x
*10(e)	Appendix A2 (revised as of October 1, 2017) to the NextEra Energy, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10(e) to Form 10-K dated December 31, 2017, File No. 1-8841)	x	x
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
		x	x
*10(n)	NextEra Energy, Inc. 2021 Long Term Incentive Plan (filed as Exhibit 10 to Form 8-K dated May 20, 2021, File No. 1-8841)	x	x
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
*10(r)
Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2024, File No. 1-8841)
		x	x
*10(s)
Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2024, File No. 1-8841)
		x	x
*10(t)	NextEra Energy, Inc. 2023 Executive Annual Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated December 16, 2022, File No. 1-8841)	x	x
*10(u)
NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005 as amended and restated through February 11, 2016 (filed as Exhibit 10(h) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(v)	FPL Group, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(w)	FPL Group, Inc. Executive Long-Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x

Exhibit Number	Description	NEE	FPL
*10(x)
FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)
x
*10(y)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(z)	NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, as amended and restated as of May 18, 2017 (filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2017, File No. 1-8841)	x
*10(aa)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2023 (filed as Exhibit 10(mm) to Form 10-K for the year ended December 31, 2022, File No. 1-8841)	x
*10(bb)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2024 (filed as Exhibit 10(ii) to Form 10-K for the year ended December 31, 2023, File No. 1-8841)	x
10(cc)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2025	x
*10(dd)
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
*10(kk)
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
*10(nn)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Brian Bolster dated as of May 6, 2024 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended June 30, 2024, File No. 1-8841)
		x	x
*10(oo)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(pp)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
*10(qq)	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8-K dated July 1, 2014, File No. 1-36518)	x

Exhibit Number	Description	NEE	FPL
*10(rr)	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 1-36518)	x
*10(ss)	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023, File No. 1-36518)	x
10(tt)	XPLR Infrastructure, LP 2024 Long Term Incentive Plan	x
10(uu)	Form of Restricted Unit Award Agreement under the XPLR Infrastructure, LP 2024 Long Term Incentive Plan	x
19	Insider Trading Policies and Procedures	x	x
21	Subsidiaries of NextEra Energy, Inc.	x
22	Guaranteed Securities	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
*97	Incentive Compensation Recoupment Policy (filed as Exhibit 97 to Form 10-K for the year ended December 31, 2023, File No. 1-8841)	x	x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: February 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 14, 2025:

BRIAN W. BOLSTER	JAMES M. MAY
Brian W. Bolster Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

NICOLE S. ARNABOLDI	GEOFFREY S. MARTHA
Nicole S. Arnaboldi	Geoffrey S. Martha
JAMES L. CAMAREN	DAVID L. PORGES
James L. Camaren	David L. Porges
NAREN K. GURSAHANEY	DEV STAHLKOPF
Naren K. Gursahaney	Dev Stahlkopf
KIRK S. HACHIGIAN	JOHN A. STALL
Kirk S. Hachigian	John A. Stall
MARIA HENRY	DARRYL L. WILSON
Maria Henry	Darryl L. Wilson
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

Date: February 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 14, 2025:

BRIAN W. BOLSTER	KEITH FERGUSON
Brian W. Bolster Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Keith Ferguson Vice President, Accounting and Controller (Principal Accounting Officer)

Director:

JOHN W. KETCHUM
John W. Ketchum

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.