Form 10-Q
period 2025-03-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2025-04-23
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at March 31, 2025: 2,058,631,107

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at March 31, 2025, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2021 rate agreement	December 2021 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding
2024 Form 10-K	NextEra Energy, Inc.'s and Florida Power & Light Company's Annual Report on Form 10-K for the year ended December 31, 2024
AFUDC	allowance for funds used during construction
AFUDC – equity	equity component of AFUDC
AOCI	accumulated other comprehensive income (loss)
CSCS agreement	amended and restated cash sweep and credit support agreement
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
net generation	net ownership interest in plant(s) generation
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment or other than temporarily impaired
PTC	production tax credit
regulatory ROE	return on common equity as determined for regulatory purposes
renewable energy tax credits	production tax credits and investment tax credits collectively
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
XPLR	XPLR Infrastructure, LP (formerly known as NextEra Energy Partners, LP)
XPLR OpCo	XPLR Infrastructure Operating Partners, LP (formerly known as NextEra Energy Operating Partners, LP), a subsidiary of XPLR
U.S.	United States of America
VIE	variable interest entity

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as: may result, are expected to, will continue, is anticipated, believe, will, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NEE's and/or FPL's operations and financial results, and could cause NEE's and/or FPL's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEE and/or FPL in this combined Form 10-Q, in presentations, on their respective websites, in response to questions or otherwise.

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
•Any reductions or modifications to, or the elimination of, governmental incentives or policies that support clean energy, including, but not limited to, tax laws, policies and incentives, renewable portfolio standards and feed-in-tariffs, or the imposition of additional taxes, tariffs, duties or other costs or assessments on clean energy or the equipment necessary to generate, store or deliver it, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new clean energy projects, NEE and FPL abandoning the development of clean energy projects, a loss of investments in clean energy projects and reduced project returns, any of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.
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
•Extensive federal, state and local government regulation of the operations and businesses of NEE and FPL exposes NEE and FPL to significant and increasing compliance costs and may also expose them to substantial monetary penalties and other sanctions for compliance failures.
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
•The operation and maintenance of NEE's and FPL's electric generation, storage, transmission and distribution facilities, natural gas and oil production and transportation facilities and other facilities are subject to many operational risks, the consequences of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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
•NEE invests in natural gas and oil production assets which are exposed to fluctuating market prices of natural gas, natural gas liquids, oil and other energy commodities. A prolonged period of low natural gas and oil prices, disrupted production or unsuccessful drilling efforts could impact NEER’s natural gas and oil production operations and cause NEER to delay or cancel certain natural gas and oil production projects and could result in certain assets becoming impaired, which could materially adversely affect NEE's business, financial condition, results of operations and prospects.
•If cost recovery arrangements for increased supply costs necessary to provide NEER's full energy and capacity requirements services are not favorable, operating costs could increase and materially adversely affect NEE's business, financial condition, results of operations and prospects.
•Due to the potential for significant volatility in market prices for fuel, electricity and environmental and other energy-related commodities, NEE's inability or failure to manage properly or hedge effectively the commodity risks within its portfolio could materially adversely affect NEE's business, financial condition, results of operations and prospects.
•Reductions in the liquidity of energy markets may restrict NEE's ability to manage its operational risks, which, in turn, could negatively affect NEE's business, financial condition, results of operations and prospects.
•NEE's and FPL's hedging and trading procedures and associated risk management tools may not protect against significant losses.
•If price movements significantly or persistently deviate from historical behavior, NEE's and FPL's risk management tools associated with their hedging and trading procedures may not protect against significant losses.
•If power transmission or natural gas, nuclear fuel or other commodity transportation operations are unavailable or disrupted, the ability for subsidiaries of NEE, including FPL, to sell and deliver power or natural gas may be limited.
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
•Defaults or noncompliance related to project-specific, limited-recourse financing agreements of NEE's consolidated and unconsolidated subsidiaries could materially adversely affect NEE's business, financial condition, liquidity, results of operations and prospects, as well as the availability or terms of future financings for NEE or its subsidiaries.
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
•Certain of NEE's assets and investments are subject to changes in market value and other risks, which may materially adversely affect NEE's liquidity, financial condition and results of operations.
•NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to NEE.
•NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if NEE is required to perform under guarantees of obligations of its subsidiaries.
•XPLR may not be able to access sources of capital on commercially reasonable terms, which would have a material adverse effect on its ability to consummate future acquisitions and on the value of NEE’s limited partner interest in XPLR OpCo.
•Disruptions, uncertainty or volatility in the credit and capital markets may exert downward pressure on the market price of NEE's common stock.
•Widespread public health crises and epidemics or pandemics may have material adverse impacts on NEE’s and FPL's business, financial condition, liquidity, results of operations and prospects.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2024 Form 10-K, and investors should refer to that section of the 2024 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING REVENUES	$6,247	$5,731
OPERATING EXPENSES
Fuel, purchased power and interchange	1,165	1,206
Other operations and maintenance	1,173	1,123
Depreciation and amortization	1,095	898
Taxes other than income taxes and other – net	594	549
Total operating expenses – net	4,027	3,776
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	36	58
OPERATING INCOME	2,256	2,013
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,774)	(323)
Equity in earnings (losses) of equity method investees	(646)	203
Allowance for equity funds used during construction	38	56
Gains (losses) on disposal of investments and other property – net	(2)	15
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	(68)	128
Other net periodic benefit income	67	38
Other – net	72	34
Total other income (deductions) – net	(2,313)	151
INCOME (LOSS) BEFORE INCOME TAXES	(57)	2,164
INCOME TAX EXPENSE (BENEFIT)	(521)	227
NET INCOME	464	1,937
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	369	331
NET INCOME ATTRIBUTABLE TO NEE	$833	$2,268
Earnings per share attributable to NEE:
Basic	$0.41	$1.11
Assuming dilution	$0.40	$1.10

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
NET INCOME	$464	$1,937
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $3 tax expense and $2 tax benefit, respectively)	9	(6)
Reclassification from AOCI to net income (net of $1 tax benefit and $0 tax benefit, respectively)	3	1
Net unrealized losses on foreign currency translation	—	(14)
Total other comprehensive income (loss), net of tax	12	(19)
COMPREHENSIVE INCOME	476	1,918
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	369	335
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$845	$2,253

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,419	$1,487
Customer receivables, net of allowances of $54 and $56, respectively	3,153	3,336
Other receivables	1,436	1,180
Materials, supplies and fuel inventory	2,326	2,214
Regulatory assets	1,116	1,417
Derivatives	971	879
Other	1,227	1,438
Total current assets	12,648	11,951
Other assets:
Property, plant and equipment – net ($26,492 and $25,632 related to VIEs, respectively)	142,223	138,852
Special use funds	9,625	9,800
Investment in equity method investees	5,270	6,118
Prepaid benefit costs	2,548	2,496
Regulatory assets	5,434	4,828
Derivatives	1,710	1,774
Goodwill	4,866	4,866
Other	9,940	9,459
Total other assets	181,616	178,193
TOTAL ASSETS	$194,264	$190,144
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$2,005	$1,670
Other short-term debt	217	217
Current portion of long-term debt ($25 and $25 related to VIEs, respectively)	7,642	8,061
Accounts payable ($158 and $631 related to VIEs, respectively)	4,753	6,982
Customer deposits	697	694
Accrued interest and taxes	1,301	1,016
Derivatives	1,659	1,073
Accrued construction-related expenditures	1,917	2,346
Regulatory liabilities	317	279
Other	2,353	3,017
Total current liabilities	22,861	25,355
Other liabilities and deferred credits:
Long-term debt ($450 and $436 related to VIEs, respectively)	79,814	72,385
Asset retirement obligations	3,708	3,671
Deferred income taxes	11,441	11,749
Regulatory liabilities	10,251	10,635
Derivatives	2,191	2,008
Other	3,632	3,480
Total other liabilities and deferred credits	111,037	103,928
TOTAL LIABILITIES	133,898	129,283
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIEs	61	401
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 2,059 and 2,057, respectively)	21	21
Additional paid-in capital	17,292	17,260
Retained earnings	32,613	32,946
Accumulated other comprehensive loss	(114)	(126)
Total common shareholders' equity	49,812	50,101
Noncontrolling interests ($10,338 and $10,206 related to VIEs, respectively)	10,493	10,359
TOTAL EQUITY	60,305	60,460
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$194,264	$190,144

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$464	$1,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,095	898
Nuclear fuel and other amortization	81	90
Unrealized losses (gains) on marked to market derivative contracts – net	964	(351)
Foreign currency transaction losses (gains)	8	(26)
Deferred income taxes	(400)	398
Cost recovery clauses and franchise fees	(133)	308
Equity in losses (earnings) of equity method investees	646	(203)
Distributions of earnings from equity method investees	123	170
Gains on disposal of businesses, assets and investments – net	(34)	(73)
Recoverable storm-related costs	(177)	(31)
Other – net	122	(62)
Changes in operating assets and liabilities:
Current assets	222	330
Noncurrent assets	(61)	(2)
Current liabilities	(259)	(353)
Noncurrent liabilities	108	47
Net cash provided by operating activities	2,769	3,077
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,341)	(2,237)
Independent power and other investments of NEER	(5,441)	(7,243)
Nuclear fuel purchases	(153)	(140)
Other capital expenditures	(7)	(91)
Sale of independent power and other investments of NEER	238	565
Proceeds from sale or maturity of securities in special use funds and other investments	1,257	951
Purchases of securities in special use funds and other investments	(1,292)	(1,078)
Other – net	15	(48)
Net cash used in investing activities	(7,724)	(9,321)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	9,840	7,811
Retirements of long-term debt	(2,852)	(3,994)
Net change in commercial paper	335	(308)
Proceeds from other short-term debt	850	3,408
Repayments of other short-term debt	(850)	(155)
Cash swept from (repayments to) related parties – net	(45)	(68)
Issuances of common stock/equity units	11	6
Dividends on common stock	(1,166)	(1,058)
Other – net	(20)	(604)
Net cash provided by financing activities	6,103	5,038
Effects of currency translation on cash, cash equivalents and restricted cash	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,148	(1,207)
Cash, cash equivalents and restricted cash at beginning of period	1,402	3,420
Cash, cash equivalents and restricted cash at end of period	$2,550	$2,213
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$631	$519
Cash received for income taxes – net	$(114)	$(195)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$4,182	$2,702

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended March 31, 2025	Shares	Aggregate Par Value
Balances, December 31, 2024	2,057	$21	$17,260	$(126)	$32,946	$50,101	$10,359	$60,460	$401
Net income (loss)	—	—	—	—	833	833	(372)		3
Share-based payment activity	2	—	38	—	—	38	—		—
Dividends on common stock(a)	—	—	—	—	(1,166)	(1,166)	—		—
Other comprehensive income	—	—	—	12	—	12	—		—
Other differential membership interests activity	—	—	(7)	—	—	(7)	516		(343)
Other – net	—	—	1	—	—	1	(10)		—
Balances, March 31, 2025	2,059	$21	$17,292	$(114)	$32,613	$49,812	$10,493	$60,305	$61
———————————————
(a)Dividends per share were $0.5665 for the three months ended March 31, 2025.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended March 31, 2024	Shares	Aggregate Par Value
Balances, December 31, 2023	2,052	$21	$17,365	$(153)	$30,235	$47,468	$10,300	$57,768	$1,256
Net income (loss)	—	—	—	—	2,268	2,268	(345)		14
Share-based payment activity	3	—	38	—	—	38	—		—
Dividends on common stock(a)	—	—	—	—	(1,058)	(1,058)	—		—
Other comprehensive loss	—	—	—	(15)	—	(15)	(4)		—
Other differential membership interests activity	—	—	(9)	—	—	(9)	362		(817)
Other – net	—	—	(52)	1	—	(51)	(18)		—
Balances, March 31, 2024	2,055	$21	$17,342	$(167)	$31,445	$48,641	$10,295	$58,936	$453
_______________________
(a)Dividends per share were $0.515 for the three months ended March 31, 2024.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING REVENUES	$3,997	$3,834
OPERATING EXPENSES
Fuel, purchased power and interchange	936	1,034
Other operations and maintenance	379	361
Depreciation and amortization	408	303
Taxes other than income taxes and other – net	475	460
Total operating expenses – net	2,198	2,158
OPERATING INCOME	1,799	1,676
OTHER INCOME (DEDUCTIONS)
Interest expense	(317)	(279)
Allowance for equity funds used during construction	37	53
Other – net	12	1
Total other income (deductions) – net	(268)	(225)
INCOME BEFORE INCOME TAXES	1,531	1,451
INCOME TAXES	215	279
NET INCOME(a)	$1,316	$1,172
_______________________
(a)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$512	$32
Customer receivables, net of allowances of $7 and $9, respectively	1,349	1,400
Other receivables	348	380
Materials, supplies and fuel inventory	1,327	1,309
Regulatory assets	1,100	1,405
Other	217	257
Total current assets	4,853	4,783
Other assets:
Electric utility plant and other property – net	77,427	76,166
Special use funds	6,748	6,875
Prepaid benefit costs	1,983	1,954
Regulatory assets	5,079	4,464
Goodwill	2,965	2,965
Other	1,009	934
Total other assets	95,211	93,358
TOTAL ASSETS	$100,064	$98,141
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$450	$1,430
Current portion of long-term debt	1,840	1,719
Accounts payable	1,005	996
Customer deposits	673	669
Accrued interest and taxes	866	443
Accrued construction-related expenditures	645	860
Regulatory liabilities	312	273
Other	742	1,105
Total current liabilities	6,533	7,495
Other liabilities and deferred credits:
Long-term debt	26,858	25,026
Asset retirement obligations	2,295	2,276
Deferred income taxes	9,649	9,438
Regulatory liabilities	10,080	10,465
Other	357	365
Total other liabilities and deferred credits	49,239	47,570
TOTAL LIABILITIES	55,772	55,065
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	26,868	26,868
Retained earnings	16,051	14,835
TOTAL EQUITY	44,292	43,076
TOTAL LIABILITIES AND EQUITY	$100,064	$98,141

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,316	$1,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	408	303
Nuclear fuel and other amortization	35	44
Deferred income taxes	135	175
Cost recovery clauses and franchise fees	(133)	308
Recoverable storm-related costs	(177)	(31)
Other – net	4	(18)
Changes in operating assets and liabilities:
Current assets	23	183
Noncurrent assets	(59)	(20)
Current liabilities	363	145
Noncurrent liabilities	(6)	4
Net cash provided by operating activities	1,909	2,265
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,341)	(2,237)
Nuclear fuel purchases	(51)	(108)
Proceeds from sale or maturity of securities in special use funds	751	690
Purchases of securities in special use funds	(792)	(729)
Other – net	80	(9)
Net cash used in investing activities	(2,353)	(2,393)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	1,996	—
Retirements of long-term debt	(22)	(1,220)
Net change in commercial paper	(980)	(2,024)
Repayments of other short-term debt	—	(55)
Capital contributions from NEE	—	3,400
Dividends to NEE	(100)	—
Other – net	(31)	(8)
Net cash provided by financing activities	863	93
Net increase (decrease) in cash, cash equivalents and restricted cash	419	(35)
Cash, cash equivalents and restricted cash at beginning of period	133	72
Cash, cash equivalents and restricted cash at end of period	$552	$37
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$173	$192
Cash paid for income taxes – net	$10	$65
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$875	$705

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended March 31, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2024	$1,373	$26,868	$14,835	$43,076
Net income	—	—	1,316
Dividends to NEE	—	—	(100)
Balances, March 31, 2025	$1,373	$26,868	$16,051	$44,292

Three Months Ended March 31, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2023	$1,373	$23,470	$13,992	$38,835
Net income	—	—	1,172
Capital contributions from NEE	—	3,400	—
Other	—	(2)	1
Balances, March 31, 2024	$1,373	$26,868	$15,165	$43,406

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2024 Form 10-K. In the opinion of NEE and FPL management, all adjustments considered necessary for fair financial statement presentation have been made. All adjustments are normal and recurring unless otherwise noted. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 2) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $6.0 billion ($4.0 billion at FPL) and $5.4 billion ($3.8 billion at FPL) for the three months ended March 31, 2025 and 2024, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL's retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At March 31, 2025 and December 31, 2024, FPL's unbilled revenues amounted to approximately $594 million and $573 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price with maturity dates through 2054. As of March 31, 2025, FPL expects to record approximately $580 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts. Certain of these contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2025 to 2055, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2038 and certain power purchase agreements with maturity dates through 2036. As of March 31, 2025, NEER expects to record approximately $800 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. At March 31, 2025, NEE's AOCI included immaterial amounts related to discontinued interest rate cash flow hedges with expiration dates through October 2033 and foreign currency cash flow hedges with expiration dates through September 2030.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at March 31, 2025 and December 31, 2024, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2025
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$2,111	$3,679	$1,597	$(4,860)	$2,527
Interest rate contracts	$—	$166	$—	$(11)	155
Foreign currency contracts	$—	$—	$—	$(1)	(1)
Total derivative assets					$2,681

FPL – commodity contracts	$—	$6	$77	$(15)	$68

Liabilities:
NEE:
Commodity contracts	$2,407	$3,984	$1,080	$(4,561)	$2,910
Interest rate contracts	$—	$845	$—	$(11)	834
Foreign currency contracts	$—	$107	$—	$(1)	106
Total derivative liabilities					$3,850

FPL – commodity contracts	$—	$2	$19	$(8)	$13

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$971
Noncurrent derivative assets(c)					1,710
Total derivative assets					$2,681
Current derivative liabilities					$1,659
Noncurrent derivative liabilities(d)					2,191
Total derivative liabilities					$3,850

Net fair value by FPL balance sheet line item:
Current other assets					$53
Noncurrent other assets					15
Total derivative assets					$68
Current other liabilities					$13
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
(b)Reflects the netting of approximately $251 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $54 million in margin cash collateral received from counterparties.
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

At March 31, 2025 and December 31, 2024, NEE had approximately $45 million ($1 million at FPL) and $47 million ($2 million at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at March 31, 2025 and December 31, 2024, NEE had approximately $177 million (none at FPL) and $58 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at March 31, 2025 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	March 31, 2025		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$580	$442	Discounted cash flow	Forward price (per MWh)	$(4)	—	$309	$53
Forward contracts – gas	314	41	Discounted cash flow	Forward price (per MMBtu)	$(1)	—	$13	$4
Forward contracts – congestion	43	30	Discounted cash flow	Forward price (per MWh)	$(55)	—	$23	$—
Options – power	14	3	Option models	Implied correlations	64%	—	74%	68%
				Implied volatilities	37%	—	227%	73%
Options – primarily gas	119	153	Option models	Implied correlations	64%	—	100%	91%
				Implied volatilities	15%	—	145%	48%
Full requirements and unit contingent contracts	195	284	Discounted cash flow	Forward price (per MWh)	$20	—	$385	$85
				Customer migration rate(b)	—%	—	31%	1%
Forward contracts – other	332	127
Total	$1,597	$1,080
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2025		2024
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$387	$34	$951	$24
Realized and unrealized gains (losses):
Included in operating revenues	109	—	33	—
Included in regulatory assets and liabilities	29	29	(16)	(16)
Purchases	38	—	23	—
Settlements	(11)	(5)	(299)	(6)
Issuances	(16)	—	(29)	—
Transfers in(a)	(17)	—	4	—
Transfers out(a)	(2)	—	—	—
Fair value of net derivatives based on significant unobservable inputs at March 31	$517	$58	$667	$2
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$86	$—	$(79)	$—
———————————————
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2025	2024
	(millions)
Commodity contracts(a) – operating revenues (including $12 unrealized gains and $100 unrealized gains, respectively)	$155	$26
Foreign currency contracts – interest expense (including $3 unrealized losses and $16 unrealized losses, respectively)	(5)	(23)
Interest rate contracts – interest expense (including $973 unrealized losses and $267 unrealized gains, respectively)	(775)	578
Losses reclassified from AOCI to interest expense:
Foreign currency contracts	(1)	(1)
Total	$(626)	$580
———————————————
(a)For the three months ended March 31, 2025 and 2024, FPL recorded approximately $32 million of gains and $20 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets.

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

	March 31, 2025				December 31, 2024
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(189)	MWh	—		(189)	MWh	—
Natural gas	(908)	MMBtu	520	MMBtu	(1,131)	MMBtu	503	MMBtu
Oil	(23)	barrels	—		(25)	barrels	—

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
At March 31, 2025 and December 31, 2024, NEE had interest rate contracts with a net notional amount of approximately $39.5 billion and $35.2 billion, respectively, and foreign currency contracts with a notional amount of approximately $1.2 billion and $1.2 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At March 31, 2025 and December 31, 2024, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4.8 billion ($12 million for FPL) and $3.8 billion ($11 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three-level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $340 million ($10 million at FPL) at March 31, 2025 and $500 million (none at FPL) at December 31, 2024. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.5 billion ($35 million at FPL) at March 31, 2025 and $2.4 billion ($25 million at FPL) at December 31, 2024. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $2.0 billion ($85 million at FPL) at March 31, 2025 and $1.4 billion ($70 million at FPL) at December 31, 2024.

Collateral related to derivatives, including amounts posted for margin, current exposures and future performance with exchanges and independent system operators, may be posted in the form of cash or credit support in the normal course of business. At March 31, 2025 and December 31, 2024, applicable NEE subsidiaries have posted approximately $54 million (none at FPL) and $19 million (none at FPL), respectively, in cash, and $1,419 million (none at FPL) and $1,334 million (none at FPL), respectively, in the form of letters of credit and surety bonds, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $671 million and $665 million at March 31, 2025 and December 31, 2024, respectively, and are included in noncurrent other assets on NEE's condensed consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2025
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$1,408	$—		$—	$1,408
FPL – equity securities	$448	$—		$—	$448
Special use funds:(b)
NEE:
Equity securities	$2,561	$3,166	(c)	$230	$5,957
U.S. Government and municipal bonds	$639	$64		$—	$703
Corporate debt securities	$6	$709		$—	$715
Asset-backed securities	$—	$908		$—	$908
Other debt securities	$2	$16		$—	$18
FPL:
Equity securities	$1,017	$2,845	(c)	$205	$4,067
U.S. Government and municipal bonds	$511	$45		$—	$556
Corporate debt securities	$6	$520		$—	$526
Asset-backed securities	$—	$683		$—	$683
Other debt securities	$2	$9		$—	$11
Other investments:(d)
NEE:
Equity securities	$47	$1		$—	$48
U.S. Government and municipal bonds	$109	$3		$—	$112
Corporate debt securities	$—	$875		$120	$995
Other debt securities	$—	$302		$38	$340
FPL:
Equity securities	$8	$—		$—	$8

———————————————
(a)Includes restricted cash equivalents of approximately $44 million ($36 million for FPL) in current other assets on the condensed consolidated balance sheets.
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
———————————————
(a)Includes restricted cash equivalents of approximately $109 million ($101 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Contingent Consideration – NEER had approximately $124 million and $124 million of contingent consideration liabilities related to acquisitions included in noncurrent other liabilities on NEE's condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively. Significant inputs and assumptions used in the fair value measurement of the contingent consideration, some of which are Level 3 and require judgment, include the projected timing and amount of future cash flows, estimated probability of completing future development projects as well as discount rates.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2025			December 31, 2024
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$1,324	$1,324		$1,342	$1,343
Other receivables, net of allowances(b)	$612	$612		$629	$629
Long-term debt, including current portion	$87,456	$84,009	(c)	$80,446	$76,428	(c)
FPL:
Special use funds(a)	$905	$906		$915	$916
Long-term debt, including current portion	$28,698	$26,981	(c)	$26,745	$24,718	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Approximately $373 million and $396 million is included in current other assets and $239 million and $233 million is included in noncurrent other assets on NEE's condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively (primarily Level 3).
(c)At March 31, 2025 and December 31, 2024, substantially all is Level 2 for NEE and FPL.

Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist primarily of NEE's nuclear decommissioning fund assets of approximately $9,624 million ($6,747 million for FPL) and $9,799 million ($6,874 million for FPL) at March 31, 2025 and December 31, 2024, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $3,818 million ($1,796 million for FPL) and $3,720 million ($1,780 million for FPL) at March 31, 2025 and December 31, 2024, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2025 of approximately nine years at both NEE and FPL. Other investments primarily consist of debt securities with a weighted-average maturity at March 31, 2025 of approximately nine years. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains (losses) recognized on equity securities held at March 31, 2025 and 2024 are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
	(millions)
Unrealized gains (losses)	$(248)	$430	$(175)	$288

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
	(millions)
Realized gains	$14	$11	$13	$10
Realized losses	$18	$11	$13	$8
Proceeds from sale or maturity of securities	$768	$564	$535	$432

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(millions)
Unrealized gains	$36	$25	$21	$16
Unrealized losses(a)	$96	$119	$47	$61
Fair value	$1,579	$2,224	$885	$1,160
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at March 31, 2025 and December 31, 2024 were not material to NEE or FPL.

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

NextEra Energy Resources owns a noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR OpCo, and accounts for this ownership interest as an equity method investment. During the preparation of NEE's March 31, 2025 financial statements, it was determined that NextEra Energy Resources' investment in XPLR was OTTI as a result of a significant decline in trading price of XPLR's common units following XPLR's announcement of a strategic repositioning, including suspension of the distribution to common unitholders for an indefinite period. The impairment reflected NEE's fair value analysis using the market approach and the observable trading price of XPLR's common units at March 31, 2025 of $9.50. When making the OTTI determination, NEE considered, among other things, the extent to which the publicly traded unit price was less than cost. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $1.7 billion was written down to its estimated fair value of $1.0 billion, resulting in an impairment charge of $0.7 billion ($0.5 billion after tax), which is reflected in equity in earnings (losses) of equity method investees in NEE’s condensed consolidated statements of income for the three months ended March 31, 2025. Should NEE determine, based on future analysis which includes the current and future trading prices of XPLR's common units, that an additional impairment is other-than-temporary, an impairment loss would be recorded, which would impact NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
4.  Income Taxes

NEE's effective income tax rate is based on the composition of pretax income or loss, which, for the three months ended March 31, 2025, primarily reflects the impact of unfavorable changes in the fair value of interest rate derivative instruments as well as the impairment charge related to the investment in XPLR (see Note 3 – Nonrecurring Fair Value Measurements).

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	(29.6)	1.5	4.3	4.3
Taxes attributable to noncontrolling interests	(136.5)	3.4	—	—
Renewable energy tax credits	947.2	(11.7)	(8.2)	(2.7)
Amortization of deferred regulatory credit	75.8	(1.9)	(2.8)	(2.9)
Other – net	36.1	(1.8)	(0.3)	(0.5)
Effective income tax rate	914.0%	10.5%	14.0%	19.2%

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

5.  Related Party Transactions

Through XPLR OpCo, XPLR owns, or has a partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and battery storage projects as well as a contracted natural gas pipeline. NEE has an approximately 52.5% noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR OpCo, and accounts for its ownership interest in XPLR as an equity method investment. NextEra Energy Resources operates essentially all of the energy projects owned by XPLR and provides services to XPLR under various related party operations and maintenance, development and construction, administrative and management services agreements (service agreements). Under these service agreements, NextEra Energy Resources incurred approximately $363 million and $52 million of costs during the three months ended March 31, 2025 and 2024, respectively, primarily in connection with wind repowering, which will be reimbursed by XPLR. NextEra Energy Resources is also party to a CSCS agreement with a subsidiary of XPLR. At March 31, 2025 and December 31, 2024, the cash sweep amounts (due to XPLR and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $93 million and $127 million, respectively, and are included in accounts payable. Amounts due from XPLR of approximately $415 million and $159 million are included in other receivables and $132 million and $128 million are included in noncurrent other assets at March 31, 2025 and December 31, 2024, respectively. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.8 billion at March 31, 2025 primarily related to obligations on behalf of XPLR's subsidiaries with maturity dates ranging from 2025 to 2063, including certain project performance obligations and obligations under financing and interconnection agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At March 31, 2025, approximately $58 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

During 2025 and 2024, certain services, primarily engineering, construction, transportation, storage and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $220 million and $152 million for the three months ended March 31, 2025 and 2024, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
6.  Variable Interest Entities

NEER – At March 31, 2025, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Eight indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation facilities with generating capacity of approximately 765 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2031 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $1,667 million and $514 million, respectively, at March 31, 2025, and $1,708 million and $520 million, respectively, at December 31, 2024. At March 31, 2025 and December 31, 2024, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,338 million and $75 million, respectively, at March 31, 2025, and $1,346 million and $76 million, respectively, at December 31, 2024. At March 31, 2025 and December 31, 2024, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates 31 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with generating/storage capacity of approximately 10,835 MW, 3,485 MW and 1,719 MW, respectively, and own wind generation and battery storage facilities that, upon completion of construction, which is anticipated in 2025, are expected to have generating/storage capacity of approximately 24 MW and 905 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2025 through 2054 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $25,008 million and $949 million, respectively, at March 31, 2025. There were 30 of these consolidated VIEs at December 31, 2024 and the assets and liabilities of those VIEs at such date totaled approximately $23,902 million and $1,546 million, respectively. At March 31, 2025 and December 31, 2024, the assets of these VIEs consisted primarily of property, plant and equipment, and as of December 31, 2024, the liabilities of these VIEs consisted primarily of accounts payable.

Other – At March 31, 2025 and December 31, 2024, several NEE subsidiaries had investments totaling approximately $5,748 million ($4,365 million at FPL) and $5,848 million ($4,506 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in XPLR OpCo (see Note 5). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $2,482 million and $3,315 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $170 million in several of these entities. See further discussion of such guarantees and commitments in Note 11 – Commitments and – Contracts, respectively.

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

The components of net periodic cost (income) for the plans are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
	(millions)
Service cost	$17	$18	$—	$—
Interest cost	34	33	2	2
Expected return on plan assets	(103)	(102)	—	—
Special termination benefit(a)	—	28	—	—
Net periodic cost (income) at NEE	$(52)	$(23)	$2	$2
Net periodic cost (income) allocated to FPL	$(30)	$(9)	$2	$2
———————————————
(a)Reflects enhanced early retirement benefit.

8.  Debt

Significant long-term debt issuances and borrowings during the three months ended March 31, 2025 were as follows:

	Principal Amount	Interest Rate				Maturity Date
	(millions)
FPL:
First mortgage bonds	$2,000	5.30%	–	5.80%		2034	–	2065
NEECH:
Debentures – fixed	$4,500	4.85%	–	5.90%		2028	–	2055
Debentures – variable	$500	Variable			(a)	2028
Junior subordinated debentures	$2,500	6.38%	–	6.50%	(b)	2055
———————————————
(a)Variable rate is based on an underlying index plus a specified margin.
(b)Two series of junior subordinated debentures were issued in February 2025 and will bear interest at the stated rates until August 15, 2030 and August 15, 2035, respectively, and thereafter will bear interest based on an underlying index plus a specified margin, reset every five years, provided that the interest rate will not reset below the respective initial interest rates.

9.  Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended March 31,
	2025	2024
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$833	$2,268
Denominator:
Weighted-average number of common shares outstanding – basic	2,055.5	2,051.5
Equity units, stock options, performance share awards, restricted stock and exchangeable notes(a)	5.2	3.7
Weighted-average number of common shares outstanding – assuming dilution	2,060.7	2,055.2
Earnings per share attributable to NEE:
Basic	$0.41	$1.11
Assuming dilution	$0.40	$1.10
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Common shares issuable pursuant to equity units, stock options, performance share awards and/or exchangeable notes, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 72.3 million and 43.4 million for the three months ended March 31, 2025 and 2024, respectively.

Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2025
Balances, December 31, 2024	$23	$(37)		$(19)	$(101)	$8	$(126)
Other comprehensive income before reclassifications	—	9		—	—	—	9
Amounts reclassified from AOCI	—	3	(a)	—	—	—	3
Net other comprehensive income	—	12		—	—	—	12
Balances, March 31, 2025	$23	$(25)		$(19)	$(101)	$8	$(114)

———————————————
(a)Reclassified to gains (losses) on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2024
Balances, December 31, 2023	$22	$(39)		$(79)	$(64)	$7	$(153)
Other comprehensive loss before reclassifications	—	(6)		—	(14)	—	(20)
Amounts reclassified from AOCI	—	1	(a)	—	—	—	1
Net other comprehensive loss	—	(5)		—	(14)	—	(19)
Less other comprehensive loss attributable to noncontrolling interests	—	—		—	5	—	5
Balances, March 31, 2024	$22	$(44)		$(79)	$(73)	$7	$(167)
Attributable to noncontrolling interests	$—	$—		$—	$(15)	$—	$(15)
———————————————
(a)Reclassified to gains (losses) on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

10.  Summary of Significant Accounting and Reporting Policies

FPL 2021 Rate Agreement – In March 2024, the FPSC issued a supplemental final order regarding FPL's 2021 rate agreement. The order affirmed the FPSC's prior approval of the 2021 rate agreement and is intended to further document, as requested by the Florida Supreme Court, how the evidence presented led to and supports the FPSC's decision to approve FPL's 2021 rate agreement. In April 2024, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida (collectively, the appellants) submitted a notice of appeal to the Florida Supreme Court regarding the FPSC's supplemental final order. The Florida Supreme Court issued an order granting FPL's motion to expedite the schedule. Oral arguments were held in October 2024, and the appeal remains pending.

FPL 2025 Base Rate Proceeding – On February 28, 2025, FPL filed a petition with the FPSC requesting, among other things, approval of a four-year base rate plan that would begin in January 2026 (proposed four-year rate plan) replacing the current base rate settlement agreement that has been in place since 2022 (2021 rate agreement). The proposed four-year rate plan consists of, among other things: (i) an increase to base annual revenue requirements of approximately $1,545 million effective January 2026; (ii) an increase to base annual revenue requirements of $927 million effective January 2027; and (iii) a Solar and Battery Base Rate Adjustment mechanism to recover, subject to FPSC review, the revenue requirements associated with the

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
cost of building and operating an additional 1,490 MW of solar and 596 MW of battery storage projects in 2028 and 1,788 MW of solar and 596 MW of battery storage projects in 2029. The plan also requests a non-cash tax adjustment mechanism, which would operate in a similar manner to the non-cash depreciation reserve surplus mechanisms that were integral to FPL's prior multi-year rate settlements, as well as a storm cost recovery mechanism and a process to address potential tax law changes, which were included in the 2021 rate agreement. Under this proposed four-year rate plan, FPL commits that if its requested base rate adjustments are approved, it will not request additional general base rate increases that would be effective before January 2030. FPL's requested increases are based on a regulatory ROE of 11.90% on its retail rate base and continuation of FPL's regulatory capital structure, including its longstanding equity ratio approved in prior base rate cases. Accompanying FPL's petition are the testimony and exhibits of FPL's witnesses and the FPSC's required schedules supporting the 2026 and 2027 general base rate increases and charges. Technical hearings on the base rate proceeding are scheduled during the third quarter of 2025 and a final decision is expected in the fourth quarter of 2025.

Restricted Cash – At March 31, 2025 and December 31, 2024, NEE had approximately $131 million ($40 million for FPL) and $159 million ($101 million for FPL), respectively, of restricted cash, which, at December 31, 2024, was offset by $244 million of cash received on exchange-traded derivative positions resulting in a balance of $(85) million. Restricted cash accounts are included in current other assets on NEE's and FPL's condensed consolidated balance sheets and primarily relate to debt service payments and margin cash collateral requirements (funding) at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $123 million is netted against derivative assets and $6 million is netted against derivative liabilities at March 31, 2025 and $279 million is netted against derivative assets at December 31, 2024. See Note 2.

Storm Cost Recovery – In January 2025, FPL began recovering eligible storm costs and replenishment of the storm reserve through a storm surcharge totaling approximately $1.2 billion, related to Hurricanes Debby, Helene and Milton which impacted FPL's service area in 2024. The amount is being collected over a 12-month period and is subject to refund based on an FPSC prudence review. Recoverable storm costs are recorded as current regulatory assets on NEE's and FPL's condensed consolidated balance sheets. The unpaid portion of the storm restoration costs at March 31, 2025 and December 31, 2024, of approximately $337 million and $557 million, respectively, including estimated capital costs, is included in current other liabilities on NEE's and FPL's condensed consolidated balance sheets.

Structured Payables – At March 31, 2025 and December 31, 2024, NEE's outstanding obligations under its structured payables program were approximately $2.0 billion and $4.0 billion, respectively.

Income Taxes – For taxable years beginning after 2022, renewable energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of renewable energy tax credits for the three months ended March 31, 2025 and 2024 of approximately $105 million and $198 million, respectively, are reported in the cash received for income taxes – net within the supplemental disclosures of cash flow information on NEE's condensed consolidated statements of cash flows. In connection with entering into the agreements to sell renewable energy tax credits, NEECH provides certain indemnifications to the purchasers regarding the existence and qualifications of such credits. NEE has not recorded any liability related to these indemnifications after considering the nature of the indemnifications and NEE’s experience in generating and utilizing renewable energy tax credits. NEE's exposure to refund credits sold generally terminates based on the individual purchaser’s tax return statute of limitations which cannot be estimated.

Noncontrolling Interests – At March 31, 2025 and December 31, 2024, approximately $9,184 million and $9,062 million, respectively, of noncontrolling interests on NEE's condensed consolidated balance sheets relates to differential membership interests. For the three months ended March 31, 2025 and 2024, NEE recorded earnings of approximately $394 million and $348 million, respectively, associated with differential membership interests, which is reflected as net loss attributable to noncontrolling interests on NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Property, Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(millions)
Electric plant in service and other property	$156,482	$151,677	$90,089	$87,596
Nuclear fuel	1,866	1,676	1,198	1,140
Construction work in progress	20,972	21,658	6,215	7,214
Property, plant and equipment, gross	179,320	175,011	97,502	95,950
Accumulated depreciation and amortization	(37,097)	(36,159)	(20,075)	(19,784)
Property, plant and equipment – net	$142,223	$138,852	$77,427	$76,166

During the three months ended March 31, 2025 and 2024, FPL recorded AFUDC of approximately $48 million and $65 million, respectively, including AFUDC – equity of $37 million and $53 million, respectively. During the three months ended March 31, 2025 and 2024, NEER capitalized interest on construction projects of approximately $139 million and $97 million, respectively.

11.  Commitments and Contingencies

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

At March 31, 2025, estimated capital expenditures, on an accrual basis, for the remainder of 2025 through 2029 were as follows:

	Remainder of 2025	2026	2027	2028	2029	Total
	(millions)
FPL:
Generation:(a)
New(b)	$1,595	$3,925	$3,385	$3,385	$3,510	$15,800
Existing	645	1,160	1,325	1,275	1,275	5,680
Transmission and distribution(c)	3,260	4,255	4,080	4,325	4,710	20,630
Nuclear fuel	185	300	305	395	375	1,560
General and other	625	880	810	790	715	3,820
Total	$6,310	$10,520	$9,905	$10,170	$10,585	$47,490
NEER:(d)
Wind(e)	$1,145	$1,630	$465	$65	$40	$3,345
Solar(f)	4,605	4,045	1,160	60	—	9,870
Other clean energy(g)	1,825	2,165	960	80	—	5,030
Nuclear, including nuclear fuel	275	370	395	405	425	1,870
Rate-regulated transmission(h)	875	985	640	495	685	3,680
Other	370	265	235	230	235	1,335
Total	$9,095	$9,460	$3,855	$1,335	$1,385	$25,130
———————————————
(a)Includes AFUDC of approximately $100 million, $170 million, $180 million, $175 million and $160 million for the remainder of 2025 through 2029, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $55 million, $80 million, $75 million, $110 million and $140 million for the remainder of 2025 through 2029, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 2,198 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 9,035 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects totaling approximately 4,265 MW and related transmission, as well as renewable fuels projects.
(h)Includes AFUDC of approximately $10 million, $10 million, $20 million, $10 million and $10 million for the remainder of 2025 through 2029, respectively.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In addition to guarantees noted in Note 5 with regards to XPLR, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $701 million at March 31, 2025. These obligations primarily related to guaranteeing the residual value of certain financing leases and obligations under purchased power agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At March 31, 2025, NEER has entered into contracts primarily for the purchase of wind turbines, wind towers, solar modules and batteries and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel with expiration dates through 2033. Approximately $5.1 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2041.

The required capacity and/or minimum payments under contracts, including those discussed above, at March 31, 2025 were estimated as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
	(millions)
FPL(a)	$885	$1,145	$1,115	$1,080	$1,050	$7,165
NEER(b)(c)	$4,280	$2,015	$535	$140	$95	$350
———————————————
(a)Includes approximately $305 million, $400 million, $400 million, $400 million, $395 million and $4,765 million for the remainder of 2025 through 2029 and thereafter, respectively, of firm commitments related to natural gas transportation agreements with affiliates. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $100 million and $102 million for the three months ended March 31, 2025 and 2024, respectively, of which $24 million was eliminated in consolidation at NEE for the three months ended March 31, 2024.
(b)Includes approximately $170 million of commitments to invest in technology and other investments through 2032. See Note 6 – Other.
(c)Includes approximately $925 million and $40 million for the remainder of 2025 and 2026, respectively, of joint obligations of NEECH and NEER.

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

NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $175 million ($110 million for FPL), plus any applicable

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
taxes, in retrospective premiums in a policy year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $3 million, $2 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets. If FPL's storm restoration costs exceed the storm reserve, such storm restoration costs may be recovered, subject to prudence review by the FPSC, through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law. See Note 10 – Storm Cost Recovery.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by NEE and FPL and could have a material adverse effect on NEE's and FPL's financial condition, results of operations and liquidity.

Legal Proceedings – NEE, FPL, and certain current and former executives, are the named defendants in a purported shareholder securities class action lawsuit filed in the U.S. District Court for the Southern District of Florida in June 2023 and amended in December 2023 that seeks from the defendants unspecified damages allegedly resulting from alleged false or misleading statements regarding NEE's alleged campaign finance and other political activities. The alleged class of plaintiffs are all persons or entities who purchased or otherwise acquired NEE securities between December 2, 2021 and January 30, 2023. In September 2024, the class action lawsuit was dismissed with prejudice by the U.S. District Court for the Southern District of Florida. An appeal of the dismissal, which the lead plaintiffs filed with the U.S. Court of Appeals for the 11th Circuit in October 2024, remains pending. NEE is vigorously defending against the claims in this proceeding.

NEE, along with certain current and former executives and directors are the named defendants in purported shareholder derivative actions filed in the 15th Judicial Circuit in Palm Beach County, Florida in July 2023 and March 2024, in the U.S. District Court for the Southern District of Florida in October 2023 and November 2023 (which were consolidated in January 2024) and in the U.S. District Court for the Southern District of Florida in July 2024 seeking unspecified damages allegedly resulting from, among other things, breaches of fiduciary duties and, in the consolidated cases and the July 2024 case, violations of the federal securities laws, all purporting to relate to alleged campaign finance law violations and associated matters. The defendants are vigorously defending against the claims in these proceedings. NEE also has received demand letters and books and records requests from counsel representing other purported shareholders and containing similar allegations. These demands seek, among other things, a Board of Directors investigation of, and/or documentation regarding, these allegations. All of these derivative cases, demands and requests are effectively stayed pending the appeal of the securities class action lawsuit described above.

In November 2024, NEE was named as defendant in an antitrust lawsuit (Avangrid, Inc. et al. v. NextEra Energy, Inc.) filed in the U.S. District Court for the District of Massachusetts. This lawsuit seeks damages of $350 million, which are tripled in the event of a finding of monopolization under the Sherman Act, from the defendants for alleged violations of federal and state antitrust laws, as well as Massachusetts state laws. NEE's motion to dismiss the lawsuit remains pending. NEE is vigorously defending against the claims in this proceeding.

12.  Segment Information

The tables below present information for NEE's two reportable segments, FPL, a rate-regulated utility business, and NEER, which is comprised of competitive energy and rate-regulated transmission businesses. Corporate and Other represents other business activities, includes eliminating entries, and may include the net effect of rounding. FPL has a single reportable segment. See Note 1 for information regarding NEE's and FPL's operating revenues.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Net income attributable to NEE and significant expenses for NEE's reportable segments and the FPL reportable segment are shown below.

	Three Months Ended March 31, 2025
	FPL	NEER		Total
	(millions)
Operating revenues	$3,997	$2,163		$6,160
Corporate and Other				87
Total consolidated revenues				6,247

Less:
Fuel, purchased power and interchange	936	229
Other operations and maintenance	379	659
Depreciation and amortization	408	671
Taxes other than income taxes and other – net	475	119
Interest expense	317	548	(a)
Income tax expense (benefit)(b)	215	(515)
Other segment items(c)	49	(280)
Net income attributable to NEE for reportable segments	1,316	172		1,488

Reconciliation of segment profit/(loss)
Corporate and Other				(655)
Net income attributable to NEE	$1,316	$172		$833
_________________________
(a)Interest expense allocated from NEECH to NextEra Energy Resources is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)Includes amounts that were recognized based on the tax sharing agreement with NEE. See Note 4.
(c)Other segment items for each reportable segment include:
FPL – Allowance for equity funds used during construction and other – net
NEER – Gains on disposal of businesses/assets – net, equity in earnings (losses) of equity method investees, allowance for equity funds used during construction, gains (losses) on disposal of investments and other property – net, change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net, other – net and net loss attributable to noncontrolling interests

	Three Months Ended March 31, 2024
	FPL	NEER		Total
	(millions)
Operating revenues	$3,834	$1,864		$5,698
Corporate and Other				33
Total consolidated revenues				5,731

Less:
Fuel, purchased power and interchange	1,034	196
Other operations and maintenance	361	692
Depreciation and amortization	303	579
Taxes other than income taxes and other – net	460	89
Interest expense	279	173	(a)
Income tax expense (benefit)(b)	279	(97)
Other segment items(c)	54	734
Net income attributable to NEE for reportable segments	1,172	966		2,138

Reconciliation of segment profit/(loss)
Corporate and Other				130
Net income attributable to NEE	$1,172	$966		$2,268
_________________________
(a)Interest expense allocated from NEECH to NextEra Energy Resources is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(b)Includes amounts that were recognized based on the tax sharing agreement with NEE. See Note 4.
(c)Other segment items for each reportable segment include:
FPL – Allowance for equity funds used during construction and other – net
NEER – Gains on disposal of businesses/assets – net, equity in earnings (losses) of equity method investees, allowance for equity funds used during construction, gains (losses) on disposal of investments and other property – net, change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net, other – net and net loss attributable to noncontrolling interests

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)
NEE's and FPL's additional segment information is as follows:

	FPL	NEER	Total Reportable Segments	Corp. and Other	Total Consolidated
	(millions)
Three Months Ended March 31, 2025
Equity in losses of equity method investees	$—	$(646)	$(646)	$—	$(646)
Net loss attributable to noncontrolling interests	$—	$369	$369	$—	$369
Capital expenditures, independent power and other investments and nuclear fuel purchases	$2,392	$5,543	$7,935	$7	$7,942

March 31, 2025
Property, plant and equipment – net	$77,427	$64,633	$142,060	$163	$142,223
Total assets	$100,064	$91,631	$191,695	$2,569	$194,264
Investment in equity method investees	$—	$5,270	$5,270	$—	$5,270

	FPL	NEER	Total Reportable Segments	Corp. and Other	Total Consolidated
	(millions)
Three Months Ended March 31, 2024
Equity in earnings of equity method investees	$—	$183	$183	$20	$203
Net loss attributable to noncontrolling interests	$—	$331	$331	$—	$331
Capital expenditures, independent power and other investments and nuclear fuel purchases	$2,345	$7,275	$9,620	$91	$9,711

December 31, 2024
Property, plant and equipment – net	$76,166	$62,526	$138,692	$160	$138,852
Total assets	$98,141	$89,398	$187,539	$2,605	$190,144
Investment in equity method investees	$—	$6,118	$6,118	$—	$6,118

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than six million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest generator of renewable energy from the wind and sun based on 2024 MWh produced on a net generation basis, as well as a world leader in battery storage capacity. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER. Corporate and Other is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries, and may include the net effect of rounding. See Note 12 for additional segment information. The following discussions should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2024 Form 10‑K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
	(millions)
FPL	$1,316	$1,172	$0.64	$0.57
NEER(a)	172	966	0.08	0.47
Corporate and Other	(655)	130	(0.32)	0.06
NEE	$833	$2,268	$0.40	$1.10
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended March 31,
	2025	2024
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$(514)	$331
Differential membership interests-related – NEER	$—	$(5)
XPLR investment gains, net – NEER(b)	$(642)	$(23)
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net – NEER	$(49)	$92
———————————————
(a)    For the three months ended March 31, 2025 and 2024, approximately $45 million of losses and $74 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)    For the three months ended March 31, 2025, includes an impairment charge related to the investment in XPLR. See Note 3 – Nonrecurring Fair Value Measurements.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE decreased by $1,435 million for the three months ended March 31, 2025 reflecting lower results at NEER and Corporate and Other, partly offset by higher results at FPL.

FPL's increase in net income for the three months ended March 31, 2025 was primarily driven by continued investments in plant in service and other property.

NEER's results decreased for the three months ended March 31, 2025 primarily reflecting an impairment charge related to the investment in XPLR, unfavorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds and unfavorable non-qualifying hedge activity compared to 2024, partly offset by higher earnings from new investments.

Corporate and Other's results decreased for the three months ended March 31, 2025 primarily due to unfavorable non-qualifying hedge activity compared to 2024.

NEE's effective income tax rates for the three months ended March 31, 2025 and 2024 were approximately 914% and 11%, respectively. NEE's effective income tax rate for the three months ended March 31, 2025 was driven by NEE's pretax loss of $57 million. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

NEE, including FPL, has taken and continues to take actions in anticipation of, or in response to, actual and threatened tariffs and other related supply chain disruptions and is taking steps intended to mitigate risks to their project development, capital improvement and maintenance activities. While there has been no material impact on NEE's or FPL's operations or financial performance as a result of these activities to date in 2025, these activities, tariffs and corresponding disruptions in the supply chain could significantly increase costs in future periods if NEE is unable to mitigate the impacts of tariffs that remain in effect.

A number of additional, non-international trade-related administrative activities have occurred in 2025 at the federal and regional levels, including federal executive orders and proposed federal or regional rulemakings and requirements. Depending on how these actions may be finalized and implemented, they could affect demand for new generation and prices for electricity, make it more difficult to obtain transmission rights and limit NEER’s and FPL's ability to obtain or renew necessary approvals, rights-of-way, permits, leases or loans for wind and other energy projects.

There have been reports of various members of the U.S. Congress advancing or preparing to propose federal legislation that could impact NEE and FPL, including legislation that could adversely change existing tax laws that are beneficial to NEE and FPL or further impact international trade.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average rate base by approximately $5.3 billion for the three months ended March 31, 2025 when compared to the same period in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization is permitted by FPL's 2021 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. During the three months ended March 31, 2025 and 2024, FPL recorded reserve amortization of $622 million and $572 million, respectively. See Depreciation and Amortization Expense below. FPL earned an approximately 11.60% and 11.80% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of March 31, 2025 and March 31, 2024, respectively.

In January 2025, FPL began recovering eligible storm costs and replenishment of the storm reserve through a storm surcharge totaling approximately $1.2 billion, related to Hurricanes Debby, Helene and Milton which impacted FPL's service area in 2024. The amount is being collected over a 12-month period and is subject to refund based on an FPSC prudence review. See Note 10 – Storm Cost Recovery.

On February 28, 2025, FPL filed a petition with the FPSC requesting, among other things, approval of a four-year base rate plan that would begin in January 2026 replacing the 2021 rate agreement. See Note 10 – FPL 2025 Base Rate Proceeding.

In March 2024, the FPSC issued a supplemental final order regarding FPL’s 2021 rate agreement. An April 2024 appeal of the order filed with the Florida Supreme Court by certain intervenors remains pending. See Note 10 – FPL 2021 Rate Agreement.

Operating Revenues
During the three months ended March 31, 2025, operating revenues increased $163 million primarily reflecting an increase in storm cost recovery revenues of approximately $118 million primarily associated with Hurricanes Debby, Helene and Milton, as discussed above. Additionally, retail base revenues increased approximately $86 million during the three months ended March 31, 2025 primarily related to an increase of 1.8% in the average number of customer accounts. The increases in operating revenues for the three months ended March 31, 2025 were partly offset by a decrease in fuel revenues of approximately $117 million primarily related to lower fuel rates.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $98 million for the three months ended March 31, 2025 primarily reflecting lower amortization of deferred fuel costs as compared to the prior year period.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $105 million during the three months ended March 31, 2025 primarily reflecting approximately $118 million of higher amortization of deferred storm cost expenses primarily associated with Hurricanes Debby, Helene and Milton, as discussed above. During the three months ended March 31, 2025 and 2024, FPL recorded reserve amortization of approximately $622 million and $572 million, respectively. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on the condensed consolidated balance sheets. At March 31, 2025, approximately $274 million of reserve amortization remains available under the 2021 rate agreement.

NEER: Results of Operations

NEER’s results decreased $794 million for the three months ended March 31, 2025. The primary drivers, on an after-tax basis, of the changes are in the following table.

Increase (Decrease) From Prior Year Period
Three Months Ended March 31, 2025
(millions)
New investments(a)	$238
Existing clean energy(a)	(60)
Customer supply(b)	(18)
NEET(a)	16
Other, including interest expense, corporate general and administrative expenses and other investment income	(91)
Change in non-qualifying hedge activity(c)	(119)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	(141)
XPLR investment gains, net(c)	(619)
Change in net income less net loss attributable to noncontrolling interests	$(794)
———————————————
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with renewable energy tax credits for wind, solar and storage projects, as applicable, but excludes allocation of interest expense and corporate general and administrative expenses, except for an allocated credit support charge related to guarantees issued to conduct business activities. Results from projects, pipelines and rate-regulated transmission facilities and transmission lines are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, and pipeline results are included in existing clean energy and rate-regulated transmission facilities and transmission lines are included in NEET beginning with the thirteenth month of operation or ownership.
(b)    Excludes allocation of interest expense and corporate general and administrative expenses, except for an allocated credit support charge related to guarantees issued to conduct business activities, and includes natural gas, natural gas liquids and oil production results.
(c)    See Overview – Adjusted Earnings for additional information.

New Investments
Results from new investments for the three months ended March 31, 2025 increased primarily due to higher earnings related to new wind and solar generation and battery storage facilities that entered service during or after the three months ended March 31, 2024.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2025 increased $299 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $188 million of gains for the three months ended March 31, 2025 compared to $51 million of gains for the comparable period in 2024);
•revenues from new investments of $107 million; and
•net increases in revenues of $74 million from the customer supply business.

Operating Expenses – net
Operating expenses – net for the three months ended March 31, 2025 increased $122 million primarily due to increases of $92 million in depreciation and amortization and $33 million in fuel, purchased power and interchange expenses, partly offset by a decrease of $33 million in O&M expenses. The increase in depreciation and amortization was primarily associated with new investments as well as higher depletion related to natural gas and oil production.

Interest Expense
NEER’s interest expense for the three months ended March 31, 2025 increased $375 million reflecting approximately $210 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments as well as higher average debt balances.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $646 million of equity in losses of equity method investees for the three months ended March 31, 2025, compared to $183 million of equity in earnings of equity method investees for the three months ended March 31, 2024. The change for the three months ended March 31, 2025 primarily reflects losses related to the investment in XPLR including an impairment charge of approximately $0.7 billion ($0.5 billion after tax) (see Note 3 – Nonrecurring Fair Value Measurements), partly offset by higher net earnings of approximately $87 million related to NEER's other equity method investments.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds – net
For the three months ended March 31, 2025, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to unfavorable market conditions in 2025 compared to the prior year period.

Income Taxes
PTCs from wind and solar projects and ITCs from solar, battery storage and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. NEER's effective income tax rate is primarily based on the composition of pretax income (loss) in the period presented, as well as the amount of renewable energy tax credits in the period presented. During the three months ended March 31, 2025, renewable energy tax credits increased by approximately $199 million reflecting growth in NEER's business. See Note 4.

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

Corporate and Other's results decreased $785 million during the three months ended March 31, 2025 primarily due to unfavorable after-tax impacts of approximately $726 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital (see Note 10 – Storm Cost Recovery), capital expenditures (see Note 11 – Commitments), investments in or acquisitions of assets and businesses, payment of maturing debt and related derivative obligations (see Note 8 and Note 2) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt (see Note 8) and, from time to time, equity securities, proceeds from differential membership investors, sales of renewable energy tax credits (see Note 10 – Income Taxes) and sales of ownership interests in assets/businesses, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE's sources and uses of cash for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(millions)
Sources of cash:
Cash flows from operating activities	$2,769	$3,077
Issuances of long-term debt, including premiums and discounts	9,840	7,811
Sale of independent power and other investments of NEER	238	565
Issuances of common stock/equity units	11	6
Net increase in commercial paper and other short-term debt	335	2,945
Other sources – net	15	—
Total sources of cash	13,208	14,404
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(7,942)	(9,711)
Retirements of long-term debt	(2,852)	(3,994)
Repayments of cash swept to related parties – net	(45)	(68)
Dividends on common stock	(1,166)	(1,058)
Other uses – net	(55)	(779)
Total uses of cash	(12,060)	(15,610)
Effects of currency translation on cash, cash equivalents and restricted cash	—	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,148	$(1,207)

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 11 – Commitments for estimated capital expenditures for the remainder of 2025 through 2029.

The following table provides a summary of capital investments for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(millions)
FPL:
Generation:
New	$590	$584
Existing	297	293
Transmission and distribution	1,053	1,157
Nuclear fuel	51	108
General and other	158	96
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	243	107
Total	2,392	2,345
NEER:
Wind	1,676	2,423
Solar (includes solar plus battery storage projects)	2,349	3,010
Other clean energy	1,077	1,171
Nuclear (includes nuclear fuel)	139	55
Customer supply – natural gas and oil production	94	306
Rate-regulated transmission	117	181
Other	91	129
Total	5,543	7,275
Corporate and Other	7	91
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$7,942	$9,711

Liquidity

At March 31, 2025, NEE's total net available liquidity was approximately $18.4 billion. The table below provides the components of FPL's and NEECH's net available liquidity at March 31, 2025.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,346	$10,519	$13,865	2025 - 2030	2025 - 2030
Issued letters of credit	(4)	(648)	(652)
	3,342	9,871	13,213

Bilateral revolving credit facilities(b)	1,080	3,550	4,630	2025 - 2027	2025 - 2027
Borrowings	—	—	—
	1,080	3,550	4,630

Letter of credit facilities(c)	—	3,854	3,854		2025 - 2027
Issued letters of credit	—	(3,232)	(3,232)
	—	622	622

Subtotal	4,422	14,043	18,465

Cash and cash equivalents	512	1,899	2,411
Commercial paper and other short-term borrowings outstanding	(450)	(1,772)	(2,222)
Cash swept from unconsolidated entities	—	(205)	(205)
Net available liquidity	$4,484	$13,965	$18,449
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,200 million ($450 million for FPL and $2,750 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,663 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $1,977 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. As of March 31, 2025, approximately $500 million of FPL's and $5,239 million of NEECH's syndicated revolving credit facilities expire over the next 12 months.
(b)    Only available for the funding of loans. As of March 31, 2025, approximately $1,025 million of FPL's and $2,600 million of NEECH's bilateral revolving credit facilities expire over the next 12 months.
(c)    Only available for the issuance of letters of credit. As of March 31, 2025, approximately $899 million of the letter of credit facilities expire over the next 12 months.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 5 regarding guarantees of obligations on behalf of XPLR subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At March 31, 2025, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements and engineering, procurement and construction agreements, associated with the development, construction and financing of certain power generation facilities (see Note 10 – Structured Payables) and a natural gas pipeline project, as well as a natural gas transportation agreement. Commitments associated with these activities are included in the contracts table in Note 11.

In addition, at March 31, 2025, NEE subsidiaries had approximately $6.5 billion in guarantees related to obligations under purchased power and acquisition agreements, nuclear-related activities, payment obligations related to PTCs, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 11 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At March 31, 2025, these guarantees totaled approximately $2.1 billion and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. At March 31, 2025, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at March 31, 2025) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $1.7 billion.

At March 31, 2025, subsidiaries of NEE also had approximately $6.0 billion of standby letters of credit and approximately $1.6 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Three Months Ended March 31, 2025			Year Ended December 31, 2024
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(2)	$2,260	$6,247	$(2)	$7,846	$24,753
Operating income (loss)	$(87)	$534	$2,256	$(331)	$1,254	$7,479
Net income (loss)	$(685)	$(850)	$464	$(12)	$1,156	$5,698
Net income (loss) attributable to NEE/NEECH	$(685)	$(481)	$833	$(12)	$2,405	$6,946

	March 31, 2025			December 31, 2024
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$805	$7,740	$12,648	$557	$7,166	$11,951
Total noncurrent assets	$2,550	$87,176	$181,616	$2,625	$85,583	$178,193
Total current liabilities	$7,231	$16,582	$22,861	$6,563	$18,080	$25,355
Total noncurrent liabilities	$39,820	$63,573	$111,037	$33,793	$58,074	$103,928
Redeemable noncontrolling interests	$—	$61	$61	$—	$401	$401
Noncontrolling interests	$—	$10,493	$10,493	$—	$10,359	$10,359

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that NEE believes are both most important to the portrayal of its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the critical accounting estimates may result in materially different amounts being reported under different conditions or using different assumptions. NEE’s significant accounting policies, including those requiring critical accounting estimates, were reported in NEE’s 2024 Form 10-K. There have been no material changes regarding these significant accounting policies, including critical accounting estimates.

See Note 3 – Nonrecurring Fair Value Measurements for a discussion of an impairment related to NextEra Energy Resources’ equity method investment in XPLR.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2025 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three Months Ended March 31, 2025
Fair value of contracts outstanding at December 31, 2024	$1,344	$(1,524)	$38	$(142)
Reclassification to realized at settlement of contracts	(329)	195	(8)	(142)
Value of contracts acquired	1	—	—	1
Net option premium purchases (issuances)	11	2	—	13
Changes in fair value excluding reclassification to realized	261	(107)	32	186
Fair value of contracts outstanding at March 31, 2025	1,288	(1,434)	62	(84)
Net margin cash collateral paid (received)				(299)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2025	$1,288	$(1,434)	$62	$(383)

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2025 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2025
(millions)
Current derivative assets	$933
Noncurrent derivative assets	1,594
Current derivative liabilities	(1,322)
Noncurrent derivative liabilities	(1,588)
NEE's total mark-to-market energy contract net liabilities	$(383)

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2025 were as follows:

	Maturity
	2025	2026	2027	2028	2029	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(129)	$47	$(97)	$(27)	$(29)	$35	$(200)
Significant other observable inputs	458	367	197	49	29	(28)	1,072
Significant unobservable inputs	6	(37)	48	24	26	349	416
Total	335	377	148	46	26	356	1,288
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(49)	(60)	(12)	13	6	6	(96)
Significant other observable inputs	(389)	(408)	(238)	(103)	(78)	(165)	(1,381)
Significant unobservable inputs	2	(55)	(43)	1	24	114	43
Total	(436)	(523)	(293)	(89)	(48)	(45)	(1,434)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	1	3	—	—	—	—	4
Significant unobservable inputs	42	15	1	—	—	—	58
Total	43	18	1	—	—	—	62
Total sources of fair value	$(58)	$(128)	$(144)	$(43)	$(22)	$311	$(84)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)		Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)		Total
	FPL	NEE	FPL	NEE	FPL	NEE
	(millions)
December 31, 2024	$—	$6	$3	$98	$3	$88
March 31, 2025	$—	$14	$13	$93	$13	$94
Average for the three months ended March 31, 2025	$—	$8	$5	$110	$5	$111
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $3 million and $6 million at March 31, 2025 and December 31, 2024, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Special use funds	$2,344	$2,344	$2,294	$2,294
Other investments, primarily debt securities	$2,059	$2,059	$2,007	$2,007
Long-term debt, including current portion	$87,456	$84,009	$80,446	$76,428
Interest rate contracts – net unrealized gains (losses)	$(679)	$(679)	$293	$293
FPL:
Special use funds	$1,776	$1,776	$1,741	$1,741
Long-term debt, including current portion	$28,698	$26,981	$26,745	$24,718
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

At March 31, 2025, NEE had interest rate contracts with a net notional amount of approximately $39.5 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE's net liabilities would increase by approximately $4,065 million ($1,295 million for FPL) at March 31, 2025.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $5,957 million and $6,164 million ($4,067 million and $4,219 million for FPL) at March 31, 2025 and December 31, 2024, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At March 31, 2025, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $550 million ($367 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income. See Note 3.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At March 31, 2025, NEE's credit risk exposure associated with its energy marketing and trading operations, taking into account collateral and contractual netting rights, totaled approximately $2.7 billion ($80 million for FPL), of which approximately 86% (99% for FPL) was with companies that have investment grade credit ratings. See Note 2.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2025.

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

See Note 11 – Legal Proceedings.

With regard to environmental proceedings to which a governmental authority is a party, NEE's and FPL's policy is to disclose any such proceeding if it is reasonably expected to result in monetary sanctions of greater than or equal to $1 million.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2024 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2024 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described in the 2024 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2025 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/25 – 1/31/25	—	$—	—	180,000,000
2/1/25 – 2/28/25	325,100	$68.06	—	180,000,000
3/1/25 – 3/31/25	29,678	$72.92	—	180,000,000
Total	354,778	$68.47	—
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

Item 5. Other Information

(c)    Rule 10b5-1 trading arrangements adopted during the three months ended March 31, 2025 were as follows:

•On February 5, 2025, Armando Pimentel, Jr., President and Chief Executive Officer of FPL, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 145,140 shares of NEE's common stock until February 5, 2026.
•On February 5, 2025, Charles E. Sieving, Executive Vice President, Chief Legal, Environmental and Federal Regulatory Affairs Officer of NEE, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 145,120 shares of NEE's common stock until February 5, 2026.
•On March 12, 2025, John W. Ketchum, Chairman, President and Chief Executive Officer of NEE and Chairman of FPL, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 99,603 shares of NEE's common stock until March 12, 2026.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL

4(a)	One Hundred Thirty-Ninth Supplemental Indenture dated as of February 1, 2025 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
*4(b)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the 4.85% Debentures, Series due February 4, 2028 (filed as Exhibit 4(ss) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
*4(c)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the 5.05% Debentures, Series due March 15, 2030 (filed as Exhibit 4(tt) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
*4(d)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the 5.30% Debentures, Series due March 15, 2032 (filed as Exhibit 4(uu) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
*4(e)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the 5.45% Debentures, Series due March 15, 2035 (filed as Exhibit 4(vv) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
*4(f)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the 5.90% Debentures, Series due March 15, 2055 (filed as Exhibit 4(ww) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
*4(g)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the Floating Rate Debentures, Series due February 4, 2028 (filed as Exhibit 4(xx) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
*4(h)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 6, 2025, creating the Series S Junior Subordinated Debentures due August 15, 2055 (filed as Exhibit 4(ooo) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
*4(i)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 6, 2025, creating the Series T Junior Subordinated Debentures due August 15, 2055 (filed as Exhibit 4(ppp) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
10(a)	Form of Performance Share Award Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers	x	x
*10(b)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2025 (filed as Exhibit 10(cc) to Form 10-K for year ended December 31, 2024, File No. 1-8841)	x
*10(c)	XPLR Infrastructure, LP 2024 Long Term Incentive Plan (filed as Exhibit 10(tt) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)	x
*10(d)	Form of Restricted Unit Award Agreement under the XPLR Infrastructure, LP 2024 Long Term Incentive Plan (filed as Exhibit 10(uu) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)	x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
___________________________
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

Date: April 23, 2025

NEXTERA ENERGY, INC. (Registrant)

JAMES M. MAY
James M. May Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Vice President, Accounting and Controller (Principal Accounting Officer)