Form 10-Q
period 2025-06-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2025-07-23
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at June 30, 2025: 2,059,292,588

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at June 30, 2025, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2021 rate agreement	December 2021 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding
2024 Form 10-K	NextEra Energy, Inc.'s and Florida Power & Light Company's Annual Report on Form 10-K for the year ended December 31, 2024
AFUDC	allowance for funds used during construction
AFUDC – equity	equity component of AFUDC
AOCI	accumulated other comprehensive income (loss)
CSCS agreement	amended and restated cash sweep and credit support agreement
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
net generation	net ownership interest in plant(s) generation
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment or other than temporarily impaired
PTC	production tax credit
regulatory ROE	return on common equity as determined for regulatory purposes
clean energy tax credits	production tax credits and investment tax credits collectively
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
XPLR	XPLR Infrastructure, LP (formerly known as NextEra Energy Partners, LP)
XPLR OpCo	XPLR Infrastructure Operating Partners, LP (formerly known as NextEra Energy Operating Partners, LP), a subsidiary of XPLR
U.S.	United States of America
VIE	variable interest entity

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING REVENUES	$6,700	$6,069	$12,947	$11,801
OPERATING EXPENSES
Fuel, purchased power and interchange	1,184	1,280	2,348	2,486
Other operations and maintenance	1,220	1,171	2,393	2,293
Depreciation and amortization	1,773	1,409	2,868	2,307
Taxes other than income taxes and other – net	630	568	1,225	1,120
Total operating expenses – net	4,807	4,428	8,834	8,206
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	18	29	54	87
OPERATING INCOME	1,911	1,670	4,167	3,682
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,060)	(820)	(2,834)	(1,143)
Equity in earnings (losses) of equity method investees	177	159	(469)	362
Allowance for equity funds used during construction	44	41	82	97
Gains on disposal of investments and other property – net	103	116	101	131
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	70	(89)	2	40
Other net periodic benefit income	67	66	134	104
Other – net	71	89	144	123
Total other income (deductions) – net	(528)	(438)	(2,840)	(286)
INCOME BEFORE INCOME TAXES	1,383	1,232	1,327	3,396
INCOME TAX EXPENSE (BENEFIT)	(256)	(64)	(777)	163
NET INCOME	1,639	1,296	2,104	3,233
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	389	326	758	657
NET INCOME ATTRIBUTABLE TO NEE	$2,028	$1,622	$2,862	$3,890
Earnings per share attributable to NEE:
Basic	$0.99	$0.79	$1.39	$1.90
Assuming dilution	$0.98	$0.79	$1.39	$1.89

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET INCOME	$1,639	$1,296	$2,104	$3,233
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from AOCI to net income (net of $0 tax benefit, $0 tax benefit, $0 tax benefit and $0 tax expense, respectively)	1	—	1	—
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $3 tax expense, $1 tax benefit, $6 tax expense and $3 tax benefit, respectively)	9	(3)	18	(9)
Reclassification from AOCI to net income (net of $0 tax benefit, $1 tax benefit, $1 tax benefit and $1 tax benefit, respectively)	1	4	4	5
Net unrealized gains (losses) on foreign currency translation	33	(7)	33	(21)
Total other comprehensive income (loss), net of tax	44	(6)	56	(25)
COMPREHENSIVE INCOME	1,683	1,290	2,160	3,208
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	389	328	758	663
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$2,072	$1,618	$2,918	$3,871

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,728	$1,487
Customer receivables, net of allowances of $66 and $56, respectively	3,871	3,336
Other receivables	1,716	1,180
Materials, supplies and fuel inventory	2,207	2,214
Regulatory assets	858	1,417
Derivatives	856	879
Other	1,257	1,438
Total current assets	12,493	11,951
Other assets:
Property, plant and equipment – net ($25,738 and $25,632 related to VIEs, respectively)	145,742	138,852
Special use funds	10,232	9,800
Investment in equity method investees	5,401	6,118
Prepaid benefit costs	2,600	2,496
Regulatory assets	5,425	4,828
Derivatives	1,634	1,774
Goodwill	4,867	4,866
Other	10,436	9,459
Total other assets	186,337	178,193
TOTAL ASSETS	$198,830	$190,144
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$4,027	$1,670
Other short-term debt	767	217
Current portion of long-term debt ($23 and $25 related to VIEs, respectively)	5,705	8,061
Accounts payable ($39 and $631 related to VIEs, respectively)	4,197	6,982
Customer deposits	701	694
Accrued interest and taxes	1,654	1,016
Derivatives	1,262	1,073
Accrued construction-related expenditures	1,996	2,346
Regulatory liabilities	375	279
Other	2,363	3,017
Total current liabilities	23,047	25,355
Other liabilities and deferred credits:
Long-term debt ($429 and $436 related to VIEs, respectively)	82,690	72,385
Asset retirement obligations	3,770	3,671
Deferred income taxes	11,414	11,749
Regulatory liabilities	10,619	10,635
Derivatives	2,293	2,008
Other	4,065	3,480
Total other liabilities and deferred credits	114,851	103,928
TOTAL LIABILITIES	137,898	129,283
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIEs	49	401
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 2,059 and 2,057, respectively)	21	21
Additional paid-in capital	17,370	17,260
Retained earnings	33,476	32,946
Accumulated other comprehensive loss	(70)	(126)
Total common shareholders' equity	50,797	50,101
Noncontrolling interests ($9,933 and $10,206 related to VIEs, respectively)	10,086	10,359
TOTAL EQUITY	60,883	60,460
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$198,830	$190,144

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,104	$3,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,868	2,307
Nuclear fuel and other amortization	165	152
Unrealized losses on marked to market derivative contracts – net	1,003	172
Foreign currency transaction losses (gains)	56	(32)
Deferred income taxes	(512)	622
Cost recovery clauses and franchise fees	(159)	606
Equity in losses (earnings) of equity method investees	469	(362)
Distributions of earnings from equity method investees	181	322
Gains on disposal of businesses, assets and investments – net	(155)	(218)
Recoverable storm-related costs	(346)	(55)
Other – net	230	12
Changes in operating assets and liabilities:
Current assets	(501)	(380)
Noncurrent assets	(183)	(56)
Current liabilities	521	584
Noncurrent liabilities	217	103
Net cash provided by operating activities	5,958	7,010
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(4,285)	(4,260)
Independent power and other investments of NEER	(9,056)	(10,023)
Nuclear fuel purchases	(279)	(245)
Other capital expenditures	(6)	(106)
Sale of independent power and other investments of NEER	309	951
Proceeds from sale or maturity of securities in special use funds and other investments	2,810	2,186
Purchases of securities in special use funds and other investments	(3,060)	(2,549)
Other – net	22	(80)
Net cash used in investing activities	(13,545)	(14,126)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	12,996	14,111
Retirements of long-term debt	(5,160)	(6,499)
Net change in commercial paper	2,357	(472)
Proceeds from other short-term debt	1,400	3,258
Repayments of other short-term debt	(850)	(855)
Cash swept from (repayments to) related parties – net	(129)	(830)
Issuances of common stock/equity units	22	20
Dividends on common stock	(2,332)	(2,115)
Other – net	(144)	(818)
Net cash provided by financing activities	8,160	5,800
Effects of currency translation on cash, cash equivalents and restricted cash	7	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	580	(1,318)
Cash, cash equivalents and restricted cash at beginning of period	1,402	3,420
Cash, cash equivalents and restricted cash at end of period	$1,982	$2,102
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,502	$1,006
Cash received for income taxes – net	$(353)	$(387)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$3,545	$3,497
Right-of-use asset in exchange for finance lease liability	$266	$313

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended June 30, 2025	Shares	Aggregate Par Value
Balances, March 31, 2025	2,059	$21	$17,292	$(114)	$32,613	$49,812	$10,493	$60,305	$61
Net income (loss)	—	—	—	—	2,028	2,028	(390)		1
Share-based payment activity	—	—	83	—	—	83	—		—
Dividends on common stock(a)	—	—	—	—	(1,166)	(1,166)	—		—
Other comprehensive income	—	—	—	44	—	44	—		—
Other differential membership interests activity	—	—	(4)	—	—	(4)	(8)		(13)
Other – net	—	—	(1)	—	1	—	(9)		—
Balances, June 30, 2025	2,059	$21	$17,370	$(70)	$33,476	$50,797	$10,086	$60,883	$49
——————————————
(a)Dividends per share were $0.5665 for the three months ended June 30, 2025.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Six Months Ended June 30, 2025	Shares	Aggregate Par Value
Balances, December 31, 2024	2,057	$21	$17,260	$(126)	$32,946	$50,101	$10,359	$60,460	$401
Net income (loss)	—	—	—	—	2,862	2,862	(762)		4
Share-based payment activity	2	—	121	—	—	121	—		—
Dividends on common stock(a)	—	—	—	—	(2,332)	(2,332)	—		—
Other comprehensive income	—	—	—	56	—	56	—		—
Other differential membership interests activity	—	—	(11)	—	—	(11)	508		(356)
Other – net	—	—	—	—	—	—	(19)		—
Balances, June 30, 2025	2,059	$21	$17,370	$(70)	$33,476	$50,797	$10,086	$60,883	$49
———————————————
(a)Dividends per share were $0.5665 for each of the quarterly periods in 2025.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended June 30, 2024	Shares	Aggregate Par Value
Balances, March 31, 2024	2,055	$21	$17,342	$(167)	$31,445	$48,641	$10,295	$58,936	$453
Net income (loss)	—	—	—	—	1,622	1,622	(329)		3
Issuances of common stock/equity units – net	—	—	(40)	—	—	(40)	—		—
Share-based payment activity	—	—	73	—	—	73	—		—
Dividends on common stock(a)	—	—	—	—	(1,059)	(1,059)	—		—
Other comprehensive loss	—	—	—	(4)	—	(4)	(2)		—
Premium on equity units	—	—	(117)	—	—	(117)	—		—
Other differential membership interests activity	—	—	22	—	—	22	342		(456)
Other – net	—	—	2	—	—	2	(10)		—
Balances, June 30, 2024	2,055	$21	$17,282	$(171)	$32,008	$49,140	$10,296	$59,436	$—
_______________________
(a)Dividends per share were $0.515 for the three months ended June 30, 2024.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Six Months Ended June 30, 2024	Shares	Aggregate Par Value
Balances, December 31, 2023	2,052	$21	$17,365	$(153)	$30,235	$47,468	$10,300	$57,768	$1,256
Net income (loss)	—	—	—	—	3,890	3,890	(674)		17
Issuances of common stock/equity units – net	—	—	(40)	—	—	(40)	—		—
Share-based payment activity	3	—	111	—	—	111	—		—
Dividends on common stock(a)	—	—	—	—	(2,117)	(2,117)	—		—
Other comprehensive loss	—	—	—	(19)	—	(19)	(6)		—
Premium on equity units	—	—	(117)	—	—	(117)	—		—
Other differential membership interests activity	—	—	13	—	—	13	704		(1,273)
Other – net	—	—	(50)	1	—	(49)	(28)		—
Balances, June 30, 2024	2,055	$21	$17,282	$(171)	$32,008	$49,140	$10,296	$59,436	$—
_______________________
(a)Dividends per share were $0.515 for each of the quarterly periods in 2024.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING REVENUES	$4,708	$4,389	$8,705	$8,224
OPERATING EXPENSES
Fuel, purchased power and interchange	946	1,081	1,881	2,115
Other operations and maintenance	442	393	822	754
Depreciation and amortization	1,080	694	1,488	997
Taxes other than income taxes and other – net	523	481	998	943
Total operating expenses – net	2,991	2,649	5,189	4,809
OPERATING INCOME	1,717	1,740	3,516	3,415
OTHER INCOME (DEDUCTIONS)
Interest expense	(326)	(290)	(644)	(569)
Allowance for equity funds used during construction	40	37	77	90
Other – net	8	2	21	4
Total other income (deductions) – net	(278)	(251)	(546)	(475)
INCOME BEFORE INCOME TAXES	1,439	1,489	2,970	2,940
INCOME TAXES	164	257	379	536
NET INCOME(a)	$1,275	$1,232	$2,591	$2,404
_______________________
(a)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$131	$32
Customer receivables, net of allowances of $7 and $9, respectively	1,921	1,400
Other receivables	398	380
Materials, supplies and fuel inventory	1,324	1,309
Regulatory assets	831	1,405
Other	199	257
Total current assets	4,804	4,783
Other assets:
Electric utility plant and other property – net	78,885	76,166
Special use funds	7,193	6,875
Prepaid benefit costs	2,013	1,954
Regulatory assets	5,074	4,464
Goodwill	2,965	2,965
Other	871	934
Total other assets	97,001	93,358
TOTAL ASSETS	$101,805	$98,141
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$1,327	$1,430
Current portion of long-term debt	1,240	1,719
Accounts payable	1,068	996
Customer deposits	677	669
Accrued interest and taxes	1,017	443
Accrued construction-related expenditures	692	860
Regulatory liabilities	367	273
Other	665	1,105
Total current liabilities	7,053	7,495
Other liabilities and deferred credits:
Long-term debt	26,362	25,026
Asset retirement obligations	2,314	2,276
Deferred income taxes	9,728	9,438
Regulatory liabilities	10,427	10,465
Other	354	365
Total other liabilities and deferred credits	49,185	47,570
TOTAL LIABILITIES	56,238	55,065
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	26,867	26,868
Retained earnings	17,327	14,835
TOTAL EQUITY	45,567	43,076
TOTAL LIABILITIES AND EQUITY	$101,805	$98,141

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,591	$2,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,488	997
Nuclear fuel and other amortization	74	90
Deferred income taxes	141	206
Cost recovery clauses and franchise fees	(159)	606
Recoverable storm-related costs	(346)	(55)
Other – net	16	(18)
Changes in operating assets and liabilities:
Current assets	(461)	(148)
Noncurrent assets	(83)	(45)
Current liabilities	587	454
Noncurrent liabilities	(7)	(3)
Net cash provided by operating activities	3,841	4,488
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,285)	(4,260)
Nuclear fuel purchases	(98)	(148)
Proceeds from sale or maturity of securities in special use funds	1,720	1,506
Purchases of securities in special use funds	(1,810)	(1,592)
Other – net	35	(30)
Net cash used in investing activities	(4,438)	(4,524)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	1,996	2,688
Retirements of long-term debt	(1,122)	(1,720)
Net change in commercial paper	(103)	(445)
Repayments of other short-term debt	—	(55)
Capital contributions from NEE	—	3,400
Dividends to NEE	(100)	(3,700)
Other – net	(36)	(35)
Net cash provided by financing activities	635	133
Net increase in cash, cash equivalents and restricted cash	38	97
Cash, cash equivalents and restricted cash at beginning of period	133	72
Cash, cash equivalents and restricted cash at end of period	$171	$169
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$606	$561
Cash paid for income taxes – net	$115	$383
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$960	$881

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended June 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, March 31, 2025	$1,373	$26,868	$16,051	$44,292
Net income	—	—	1,275
Other	—	(1)	1
Balances, June 30, 2025	$1,373	$26,867	$17,327	$45,567

Six Months Ended June 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2024	$1,373	$26,868	$14,835	$43,076
Net income	—	—	2,591
Dividends to NEE	—	—	(100)
Other	—	(1)	1
Balances, June 30, 2025	$1,373	$26,867	$17,327	$45,567

Three Months Ended June 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, March 31, 2024	$1,373	$26,868	$15,165	$43,406
Net income	—	—	1,232
Dividends to NEE	—	—	(3,700)
Balances, June 30, 2024	$1,373	$26,868	$12,697	$40,938

Six Months Ended June 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2023	$1,373	$23,470	$13,992	$38,835
Net income	—	—	2,404
Capital contributions from NEE	—	3,400	—
Dividends to NEE	—	—	(3,700)
Other	—	(2)	1
Balances, June 30, 2024	$1,373	$26,868	$12,697	$40,938

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

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 2) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $6.4 billion ($4.7 billion at FPL) and $6.0 billion ($4.4 billion at FPL) for the three months ended June 30, 2025 and 2024, respectively, and $12.3 billion ($8.7 billion at FPL) and $11.4 billion ($8.2 billion at FPL) for the six months ended June 30, 2025 and 2024, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL's retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At June 30, 2025 and December 31, 2024, FPL's unbilled revenues amounted to approximately $831 million and $573 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price with maturity dates through 2054. As of June 30, 2025, FPL expects to record approximately $575 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts. Certain of these contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2025 to 2055, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2038 and certain power purchase agreements with maturity dates through 2036. As of June 30, 2025, NEER expects to record approximately $700 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. At June 30, 2025, NEE's AOCI included immaterial amounts related to discontinued interest rate cash flow hedges with expiration dates through October 2033 and foreign currency cash flow hedges with expiration dates through September 2030.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at June 30, 2025 and December 31, 2024, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	June 30, 2025
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$1,928	$3,024	$1,643	$(4,265)	$2,330
Interest rate contracts	$—	$202	$—	$(46)	156
Foreign currency contracts	$—	$9	$—	$(5)	4
Total derivative assets					$2,490

FPL – commodity contracts	$—	$2	$28	$(12)	$18

Liabilities:
NEE:
Commodity contracts	$2,310	$3,504	$1,086	$(4,252)	$2,648
Interest rate contracts	$—	$872	$—	$(46)	826
Foreign currency contracts	$—	$86	$—	$(5)	81
Total derivative liabilities					$3,555

FPL – commodity contracts	$—	$10	$64	$(12)	$62

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$856
Noncurrent derivative assets(c)					1,634
Total derivative assets					$2,490
Current derivative liabilities(d)					$1,262
Noncurrent derivative liabilities(e)					2,293
Total derivative liabilities					$3,555

Net fair value by FPL balance sheet line item:
Current other assets					$11
Noncurrent other assets					7
Total derivative assets					$18
Current other liabilities					$61
Noncurrent other liabilities					1
Total derivative liabilities					$62
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
(c)Reflects the netting of approximately $48 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $51 million in margin cash collateral paid to counterparties.
(e)Reflects the netting of approximately $38 million in margin cash collateral paid to counterparties.

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

At June 30, 2025 and December 31, 2024, NEE had approximately $35 million ($4 million at FPL) and $47 million ($2 million at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at June 30, 2025 and December 31, 2024, NEE had approximately $93 million (none at FPL) and $58 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at June 30, 2025 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	June 30, 2025		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$518	$400	Discounted cash flow	Forward price (per MWh)	$(4)	—	$251	$53
Forward contracts – gas	330	139	Discounted cash flow	Forward price (per MMBtu)	$1	—	$13	$4
Forward contracts – congestion	40	22	Discounted cash flow	Forward price (per MWh)	$(57)	—	$20	$1
Options – power	21	2	Option models	Implied correlations	69%	—	81%	71%
				Implied volatilities	37%	—	358%	81%
Options – primarily gas	99	128	Option models	Implied correlations	56%	—	100%	90%
				Implied volatilities	17%	—	145%	49%
Full requirements and unit contingent contracts	354	144	Discounted cash flow	Forward price (per MWh)	$17	—	$312	$83
				Customer migration rate(b)	—%	—	21%	1%
Forward contracts – other	281	251
Total	$1,643	$1,086
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2025		2024
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at March 31 of prior period	$517	$58	$667	$2
Realized and unrealized gains (losses):
Included in operating revenues	257	—	183	—
Included in regulatory assets and liabilities	(114)	(114)	73	73
Purchases	34	—	14	—
Settlements	(119)	20	(299)	(18)
Issuances	(20)	—	(11)	—
Transfers in(a)	1	—	—	—
Transfers out(a)	1	—	(1)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$557	$(36)	$626	$57
Gains included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$183	$—	$151	$—
———————————————
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

	Six Months Ended June 30,
	2025		2024
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$387	$34	$951	$24
Realized and unrealized gains (losses):
Included in operating revenues	366	—	217	—
Included in regulatory assets and liabilities	(85)	(85)	57	57
Purchases	72	—	36	—
Settlements	(130)	15	(601)	(24)
Issuances	(36)	—	(39)	—
Transfers in(a)	(16)	—	5	—
Transfers out(a)	(1)	—	—	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$557	$(36)	$626	$57
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$309	$—	$(4)	$—
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(millions)
Commodity contracts(a) – operating revenues (including $76 unrealized losses, $334 unrealized losses, $64 unrealized losses and $234 unrealized losses, respectively)	$(64)	$(228)	$91	$(202)
Foreign currency contracts – interest expense (including $27 unrealized gains, $6 unrealized losses, $24 unrealized gains and $23 unrealized losses, respectively)	21	(7)	16	(30)
Interest rate contracts – interest expense (including $10 unrealized gains, $182 unrealized losses, $963 unrealized losses and $85 unrealized gains, respectively)	(26)	48	(802)	625
Gains (losses) reclassified from AOCI to interest expense:
Interest rate contracts	—	1	1	—
Foreign currency contracts	(1)	(1)	(1)	—
Total	$(70)	$(187)	$(695)	$393
———————————————
(a)For the three and six months ended June 30, 2025, FPL recorded losses of approximately $137 million and $105 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets. For the three and six months ended June 30, 2024, FPL recorded gains of approximately $72 million and $53 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets.

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

	June 30, 2025				December 31, 2024
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(216)	MWh	—		(189)	MWh	—
Natural gas	(772)	MMBtu	473	MMBtu	(1,131)	MMBtu	503	MMBtu
Oil	(19)	barrels	—		(25)	barrels	—

At June 30, 2025 and December 31, 2024, NEE had interest rate contracts with a net notional amount of approximately $45.2 billion and $35.2 billion, respectively, and foreign currency contracts with a notional amount of approximately $3.2 billion and $1.2 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At June 30, 2025 and December 31, 2024, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4.3 billion ($64 million for FPL) and $3.8 billion ($11 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three-level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $395 million ($45 million at FPL) at June 30, 2025 and $500 million (none at FPL) at December 31, 2024. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.5 billion ($75 million at FPL) at June 30, 2025 and $2.4 billion ($25 million at FPL) at December 31, 2024. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $2.0 billion ($105 million at FPL) at June 30, 2025 and $1.4 billion ($70 million at FPL) at December 31, 2024.

Collateral related to derivatives, including amounts posted for margin, current exposures and future performance with exchanges and independent system operators, may be posted in the form of cash or credit support in the normal course of business. At June 30, 2025 and December 31, 2024, applicable NEE subsidiaries have posted approximately $179 million (none at FPL) and $19 million (none at FPL), respectively, in cash, and $1,307 million (none at FPL) and $1,334 million (none at FPL), respectively, in the form of letters of credit and surety bonds, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $642 million and $665 million at June 30, 2025 and December 31, 2024, respectively, and are included in noncurrent other assets on NEE's condensed consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2025
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$762	$—		$—	$762
FPL – equity securities	$40	$—		$—	$40
Special use funds:(b)
NEE:
Equity securities	$2,776	$3,468	(c)	$229	$6,473
U.S. Government and municipal bonds	$596	$65		$—	$661
Corporate debt securities	$8	$719		$—	$727
Asset-backed securities	$—	$928		$—	$928
Other debt securities	$2	$17		$—	$19
FPL:
Equity securities	$1,097	$3,156	(c)	$204	$4,457
U.S. Government and municipal bonds	$491	$45		$—	$536
Corporate debt securities	$8	$531		$—	$539
Asset-backed securities	$—	$708		$—	$708
Other debt securities	$2	$10		$—	$12
Other investments:(d)
NEE:
Equity securities	$48	$1		$51	$100
U.S. Government and municipal bonds	$104	$3		$—	$107
Corporate debt securities	$—	$1,057		$121	$1,178
Other debt securities	$—	$283		$37	$320
FPL:
Equity securities	$7	$—		$—	$7

———————————————
(a)Includes restricted cash equivalents of approximately $45 million ($36 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2025			December 31, 2024
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$1,424	$1,425		$1,342	$1,343
Other receivables, net of allowances(b)	$610	$610		$629	$629
Long-term debt, including current portion	$88,395	$85,699	(c)	$80,446	$76,428	(c)
FPL:
Special use funds(a)	$941	$941		$915	$916
Long-term debt, including current portion	$27,602	$26,081	(c)	$26,745	$24,718	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Approximately $367 million and $396 million is included in current other assets and $243 million and $233 million is included in noncurrent other assets on NEE's condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively (primarily Level 3).
(c)At June 30, 2025 and December 31, 2024, substantially all is Level 2 for NEE and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist primarily of NEE's nuclear decommissioning fund assets of approximately $10,231 million ($7,192 million for FPL) and $9,799 million ($6,874 million for FPL) at June 30, 2025 and December 31, 2024, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $3,941 million ($1,799 million for FPL) and $3,720 million ($1,780 million for FPL) at June 30, 2025 and December 31, 2024, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2025 of approximately eight years at NEE and nine years at FPL. Other investments primarily consist of debt securities with a weighted-average maturity at June 30, 2025 of approximately eight years. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains recognized on equity securities held at June 30, 2025 and 2024 are as follows:

	NEE				FPL
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(millions)
Unrealized gains	$539	$114	$297	$530	$374	$88	$202	$382

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE				FPL
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(millions)
Realized gains	$17	$8	$31	$19	$15	$6	$27	$17
Realized losses	$22	$16	$40	$28	$18	$10	$31	$18
Proceeds from sale or maturity of securities	$921	$666	$1,690	$1,215	$706	$521	$1,241	$939

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(millions)
Unrealized gains	$51	$25	$31	$16
Unrealized losses(a)	$82	$119	$41	$61
Fair value	$1,274	$2,224	$673	$1,160
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at June 30, 2025 and December 31, 2024 were not material to NEE or FPL.

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

NextEra Energy Resources owns a noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR OpCo, and accounts for this ownership interest as an equity method investment. During the preparation of NEE's March 31, 2025 financial statements, it was determined that NextEra Energy Resources' investment in XPLR was OTTI as a result of a significant decline in trading price of XPLR's common units following XPLR's announcement of a strategic repositioning, including suspension of the distribution to common unitholders for an indefinite period. The impairment reflected NEE's fair value analysis using the market approach and the observable trading price of XPLR's common units at March 31, 2025 of $9.50. When making the OTTI determination, NEE considered, among other things, the extent to which the publicly traded unit price was less than cost. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $1.7 billion was written down to its estimated fair value of $1.0 billion, resulting in an impairment charge of $0.7 billion ($0.5 billion after tax), which is reflected in equity in earnings (losses) of equity method investees in NEE’s condensed consolidated statements of income for the six months ended June 30, 2025. Should NEE determine, based on future analysis which includes the current and future trading prices of XPLR's common units, that an additional impairment is other-than-temporary, an impairment loss would be recorded, which would impact NEE's condensed consolidated statements of income.

4.  Income Taxes

NEE's effective income tax rate is based on the composition of pretax income or loss, which, for the six months ended June 30, 2025, reflects the impact from an impairment charge related to the investment in XPLR (see Note 3 – Nonrecurring Fair Value Measurements).

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	3.4	4.1	4.3	4.4	4.8	2.4	4.3	4.3
Taxes attributable to noncontrolling interests	5.9	5.6	—	—	12.0	4.2	—	—
Clean energy tax credits	(47.0)	(32.8)	(10.8)	(4.9)	(89.6)	(19.4)	(9.4)	(3.8)
Amortization of deferred regulatory credit	(2.9)	(3.7)	(2.8)	(3.0)	(6.3)	(2.6)	(2.8)	(3.0)
Other – net	1.1	0.6	(0.3)	(0.2)	(0.5)	(0.8)	(0.3)	(0.3)
Effective income tax rate	(18.5)%	(5.2)%	11.4%	17.3%	(58.6)%	4.8%	12.8%	18.2%

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law which, among other things, modified tax legislation affecting clean energy tax credits, bonus depreciation rules, and tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation with no phase-out for unregulated property acquired after January 19, 2025, 100% expensing with no phase-out of domestic research and development expenses incurred in taxable years beginning after 2024, and the use of earnings before income taxes, depreciation and amortization (EBITDA), rather than earnings before income taxes (EBIT), with no phase-out for purposes of calculating the interest limitation for taxable years beginning after 2024. The OBBBA did not change the federal corporate income tax rate and did not require remeasurement of deferred tax assets or liabilities. NEE determined that the OBBBA had no impact to NEE's condensed consolidated financial statements for the three and six months ended June 30, 2025.

5.  Related Party Transactions

Through XPLR OpCo, XPLR owns, or has a partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and battery storage projects as well as a contracted natural gas pipeline. NEE has an approximately 52.5% noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR OpCo, and accounts for its ownership interest in XPLR as an equity method investment. NextEra Energy Resources operates essentially all of the energy projects owned by XPLR and provides services to XPLR under various related party operations and maintenance, development and construction, administrative and management services agreements (service agreements). Under these service agreements, NextEra Energy Resources incurred costs of approximately $214 million and $68 million during the three months ended June 30, 2025 and 2024, respectively, and $577 million and $120 million during the six months ended June 30, 2025 and 2024, respectively, primarily in connection with wind repowering, which will be reimbursed by XPLR. NextEra Energy Resources is also party to a CSCS agreement with a subsidiary of XPLR. At June 30, 2025 and December 31, 2024, the cash sweep amounts (due to XPLR and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $16 million and $127 million, respectively, and are included in accounts payable. Amounts due from XPLR of approximately $598 million and $159 million are included in other receivables and $131 million and $128 million are included in noncurrent other assets at June 30, 2025 and December 31, 2024, respectively. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.7 billion at June 30, 2025 primarily related to obligations on behalf of XPLR's subsidiaries with maturity dates ranging from 2025 to 2063, including certain project performance obligations and obligations under financing and interconnection agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At June 30, 2025, approximately $58 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

During 2025 and 2024, certain services, primarily engineering, construction, transportation, storage and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $234 million and $181 million for the three months ended June 30, 2025 and 2024, respectively, and $454 million and $333 million for the six months ended June 30, 2025 and 2024, respectively.

6.  Variable Interest Entities

NEER – At June 30, 2025, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Six indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation facilities with generating capacity of approximately 488 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2031 through 2052. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $973 million and $436 million, respectively, at June 30, 2025. There were eight of these consolidated VIEs at December 31, 2024 and the assets and liabilities of those VIEs at such date totaled approximately $1,708 million and $520 million, respectively. At June 30, 2025 and December 31, 2024, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,334 million and $78 million, respectively, at June 30, 2025, and $1,346 million and $76 million, respectively, at December 31, 2024. At June 30, 2025 and December 31, 2024, the assets of this VIE consisted primarily of property, plant and equipment.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NextEra Energy Resources consolidates 29 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with generating/storage capacity of approximately 10,634 MW, 3,585 MW and 2,149 MW, respectively, and own wind generation and battery storage facilities that, upon completion of construction, which is anticipated in 2025, are expected to have generating/storage capacity of approximately 24 MW and 475 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2025 through 2054 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $24,875 million and $916 million, respectively, at June 30, 2025. There were 30 of these consolidated VIEs at December 31, 2024 and the assets and liabilities of those VIEs at such date totaled approximately $23,902 million and $1,546 million, respectively. At June 30, 2025 and December 31, 2024, the assets of these VIEs consisted primarily of property, plant and equipment, and as of December 31, 2024, the liabilities of these VIEs consisted primarily of accounts payable.

Other – At June 30, 2025 and December 31, 2024, several NEE subsidiaries had investments totaling approximately $6,160 million ($4,730 million at FPL) and $5,848 million ($4,506 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in XPLR OpCo (see Note 5). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $2,592 million and $3,315 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $165 million in several of these entities. See further discussion of such guarantees and commitments in Note 11 – Commitments and – Contracts, respectively.

7.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic cost (income) for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(millions)
Service cost	$17	$18	$1	$1	$34	$36	$1	$1
Interest cost	34	33	2	2	68	66	4	4
Expected return on plan assets	(104)	(102)	—	—	(207)	(204)	—	—
Special termination benefit(a)	—	—	—	—	—	28	—	—
Net periodic cost (income) at NEE	$(53)	$(51)	$3	$3	$(105)	$(74)	$5	$5
Net periodic cost (income) allocated to FPL	$(30)	$(31)	$2	$2	$(60)	$(40)	$4	$4
———————————————
(a)Reflects enhanced early retirement benefit.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
8.  Debt

Significant long-term debt issuances and borrowings during the six months ended June 30, 2025 were as follows:

	Principal Amount	Interest Rate				Maturity Date
	(millions)
FPL:
First mortgage bonds	$2,000	5.30%	–	5.80%		2034	–	2065
NEECH:
Debentures – fixed	$4,500	4.85%	–	5.90%		2028	–	2055
Debentures – variable	$500	Variable			(a)	2028
Junior subordinated debentures – variable	$2,500	6.38%	–	6.50%	(b)	2055
Junior subordinated debentures – fixed	$875	6.50%				2085
Australian dollar denominated subordinated notes(c)	$506	Variable			(d)	2055
Canadian dollar denominated debentures(c)	$1,463	3.83%	–	4.67%		2030	–	2035
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
(c)Foreign currency swaps have been entered into with respect to these debt issuances. See Note 2.
(d)Two series of subordinated notes were issued in June 2025. One series will initially bear interest at 6.04% until June 17, 2030 and thereafter will bear interest based on an underlying index plus a specified margin. The second series will initially bear interest based on an underlying index plus a specified margin. Both series will have an interest rate adjustment on June 17, 2035 and June 17, 2050 based on an underlying index plus a specified margin.

9.  Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$2,028	$1,622	$2,862	$3,890
Denominator:
Weighted-average number of common shares outstanding – basic	2,056.7	2,052.5	2,056.1	2,052.0
Equity units, stock options, performance share awards, restricted stock and exchangeable notes(a)	4.6	5.7	4.9	4.7
Weighted-average number of common shares outstanding – assuming dilution	2,061.3	2,058.2	2,061.0	2,056.7
Earnings per share attributable to NEE:
Basic	$0.99	$0.79	$1.39	$1.90
Assuming dilution	$0.98	$0.79	$1.39	$1.89
———————————————
(a)Calculated primarily using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options, performance share awards and/or exchangeable notes, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 72.9 million and 34.8 million for the three months ended June 30, 2025 and 2024, respectively, and 72.6 million and 34.2 million for the six months ended June 30, 2025 and 2024, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Three Months Ended June 30, 2025
Balances, March 31, 2025	$23		$(25)		$(19)	$(101)	$8	$(114)
Other comprehensive income before reclassifications	—		9		—	33	—	42
Amounts reclassified from AOCI	1	(a)	1	(b)	—	—	—	2
Net other comprehensive income	1		10		—	33	—	44
Balances, June 30, 2025	$24		$(15)		$(19)	$(68)	$8	$(70)
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Six Months Ended June 30, 2025
Balances, December 31, 2024	$23		$(37)		$(19)	$(101)	$8	$(126)
Other comprehensive income before reclassifications	—		18		—	33	—	51
Amounts reclassified from AOCI	1	(a)	4	(b)	—	—	—	5
Net other comprehensive income	1		22		—	33	—	56
Balances, June 30, 2025	$24		$(15)		$(19)	$(68)	$8	$(70)

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

10.  Summary of Significant Accounting and Reporting Policies

FPL 2021 Rate Agreement – In March 2024, the FPSC issued a supplemental final order regarding FPL's 2021 rate agreement. The order affirmed the FPSC's prior approval of the 2021 rate agreement and is intended to further document, as requested by the Florida Supreme Court, how the evidence presented led to and supports the FPSC's decision to approve FPL's 2021 rate agreement. In April 2024, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida (collectively, the appellants) submitted a notice of appeal to the Florida Supreme Court regarding the FPSC's supplemental final order. In July 2025, the Florida Supreme Court affirmed the FPSC's final and supplemental final order.

FPL 2025 Base Rate Proceeding – On February 28, 2025, FPL filed a petition with the FPSC requesting, among other things, approval of a four-year base rate plan that would begin in January 2026 (proposed four-year rate plan) replacing the current base rate settlement agreement that has been in place since 2022 (2021 rate agreement). The proposed four-year rate plan consists of, among other things: (i) an increase to base annual revenue requirements of approximately $1,545 million effective January 2026; (ii) an increase to base annual revenue requirements of $927 million effective January 2027; and (iii) a Solar and Battery Base Rate Adjustment mechanism to recover, subject to FPSC review, the revenue requirements associated with the cost of building and operating an additional 1,490 MW of solar and 596 MW of battery storage projects in 2028 and 1,788 MW of solar and 596 MW of battery storage projects in 2029. The plan also requests a non-cash tax adjustment mechanism, which would operate in a similar manner to the non-cash depreciation reserve surplus mechanisms that were integral to FPL's prior multi-year rate settlements, as well as a storm cost recovery mechanism and a process to address potential tax law changes, which were included in the 2021 rate agreement. Under this proposed four-year rate plan, FPL commits that if its requested base rate adjustments are approved, it will not request additional general base rate increases that would be effective before January 2030. FPL's requested increases are based on a regulatory ROE of 11.90% on its retail rate base and continuation of FPL's regulatory capital structure, including its longstanding equity ratio approved in prior base rate cases. Accompanying FPL's petition are the testimony and exhibits of FPL's witnesses and the FPSC's required schedules supporting the 2026 and 2027 general base rate increases and charges. Technical hearings on the base rate proceeding are scheduled during the third quarter of 2025 and a final decision is expected in the fourth quarter of 2025.

Restricted Cash – At June 30, 2025 and December 31, 2024, NEE had approximately $254 million ($40 million for FPL) and $159 million ($101 million for FPL), respectively, of restricted cash, which, at December 31, 2024, was offset by $244 million of cash received on exchange-traded derivative positions resulting in a balance of $(85) million. Restricted cash accounts are included in current other assets on NEE's and FPL's condensed consolidated balance sheets and primarily relate to debt service payments and margin cash collateral requirements (funding) at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $87 million is netted against derivative liabilities at June 30, 2025 and $279 million is netted against derivative assets at December 31, 2024. See Note 2.

Storm Cost Recovery – In January 2025, FPL began recovering eligible storm costs and replenishment of the storm reserve through a storm surcharge totaling approximately $1.2 billion, related to Hurricanes Debby, Helene and Milton which impacted FPL's service area in 2024. The amount is being collected over a 12-month period and is subject to refund based on an FPSC prudence review. Recoverable storm costs are recorded as current regulatory assets on NEE's and FPL's condensed consolidated balance sheets. The unpaid portion of the storm restoration costs at June 30, 2025 and December 31, 2024, of

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
approximately $137 million and $557 million, respectively, including estimated capital costs, is included in current other liabilities on NEE's and FPL's condensed consolidated balance sheets.

Structured Payables – At June 30, 2025 and December 31, 2024, NEE's outstanding obligations under its structured payables program were approximately $1.1 billion and $4.0 billion, respectively.

Income Taxes – For taxable years beginning after 2022, clean energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of clean energy tax credits for the six months ended June 30, 2025 and 2024 of approximately $310 million and $511 million, respectively, are reported in the cash received for income taxes – net within the supplemental disclosures of cash flow information on NEE's condensed consolidated statements of cash flows. In connection with entering into the agreements to sell clean energy tax credits, NEECH provides certain indemnifications to the purchasers regarding the existence and qualifications of such credits. NEE has not recorded any material liability related to these indemnifications after considering the nature of the indemnifications and NEE’s experience in generating and utilizing clean energy tax credits. NEE's exposure to refund credits sold generally terminates based on the individual purchaser’s tax return statute of limitations which cannot be estimated.

Noncontrolling Interests – At June 30, 2025 and December 31, 2024, approximately $8,759 million and $9,062 million, respectively, of noncontrolling interests on NEE's condensed consolidated balance sheets relates to differential membership interests. For the three months ended June 30, 2025 and 2024, NEE recorded earnings of approximately $417 million and $357 million, respectively, and for the six months ended June 30, 2025 and 2024 approximately $811 million and $705 million, respectively, associated with differential membership interests, which is reflected as net loss attributable to noncontrolling interests on NEE's condensed consolidated statements of income.

Disposal of a Business – In July 2025, a subsidiary of NextEra Energy Resources entered into an agreement to sell a 50% equity interest in a joint venture, consisting of a rate-regulated transmission asset located in California. NEER expects to close the sale in the first quarter of 2026, subject to the satisfaction of customary closing conditions and the receipt of regulatory approvals, for cash proceeds of approximately $270 million, subject to closing adjustments. Upon closing, the transmission assets and liabilities will be removed from NEE's balance sheet and NEE's remaining 50% interest will be reflected as an equity method investment.

Property, Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(millions)
Electric plant in service and other property	$159,996	$151,677	$91,213	$87,596
Nuclear fuel	1,786	1,676	1,120	1,140
Construction work in progress	22,062	21,658	6,994	7,214
Property, plant and equipment, gross	183,844	175,011	99,327	95,950
Accumulated depreciation and amortization	(38,102)	(36,159)	(20,442)	(19,784)
Property, plant and equipment – net	$145,742	$138,852	$78,885	$76,166

During the three months ended June 30, 2025 and 2024, FPL recorded AFUDC of approximately $52 million and $45 million, respectively, including AFUDC – equity of $40 million and $37 million, respectively. During the six months ended June 30, 2025 and 2024, FPL recorded AFUDC of approximately $100 million and $111 million, respectively, including AFUDC – equity of $77 million and $90 million, respectively. During the three months ended June 30, 2025 and 2024, NEER capitalized interest on construction projects of approximately $159 million and $112 million, respectively. During the six months ended June 30, 2025 and 2024, NEER capitalized interest on construction projects of approximately $298 million and $210 million, respectively.

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

At June 30, 2025, estimated capital expenditures, on an accrual basis, for the remainder of 2025 through 2029 were as follows:

	Remainder of 2025	2026	2027	2028	2029	Total
	(millions)
FPL:
Generation:(a)
New(b)	$1,035	$3,925	$3,385	$3,385	$3,510	$15,240
Existing	425	1,160	1,325	1,275	1,275	5,460
Transmission and distribution(c)	2,110	4,255	4,080	4,325	4,710	19,480
Nuclear fuel	155	300	305	395	375	1,530
General and other	470	880	810	790	715	3,665
Total	$4,195	$10,520	$9,905	$10,170	$10,585	$45,375
NEER:(d)
Wind(e)	$1,440	$2,470	$475	$75	$50	$4,510
Solar(f)	3,810	5,670	2,040	1,570	—	13,090
Other clean energy(g)	945	1,935	1,370	95	—	4,345
Nuclear, including nuclear fuel	215	385	420	425	420	1,865
Rate-regulated transmission	720	1,095	700	365	710	3,590
Other	250	340	270	250	265	1,375
Total	$7,380	$11,895	$5,275	$2,780	$1,445	$28,775
———————————————
(a)Includes AFUDC of approximately $75 million, $170 million, $180 million, $175 million and $160 million for the remainder of 2025 through 2029, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $30 million, $80 million, $75 million, $110 million and $140 million for the remainder of 2025 through 2029, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 2,911 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 11,888 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects totaling approximately 3,795 MW and related transmission, as well as renewable fuels projects.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 5 with regards to XPLR, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $694 million at June 30, 2025. These obligations primarily related to guaranteeing the residual value of certain financing leases and obligations under purchased power agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At June 30, 2025, NEER has entered into contracts primarily for the purchase of wind turbines, wind towers, solar modules and batteries and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel with expiration dates through 2033. Approximately $5.0 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2041.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The required capacity and/or minimum payments under contracts, including those discussed above, at June 30, 2025 were estimated as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
	(millions)
FPL(a)	$595	$1,165	$1,135	$1,100	$1,090	$7,290
NEER(b)(c)	$3,510	$2,615	$515	$240	$125	$425
———————————————
(a)Includes approximately $205 million, $400 million, $400 million, $400 million, $395 million and $4,765 million for the remainder of 2025 through 2029 and thereafter, respectively, of firm commitments related to natural gas transportation agreements with affiliates. The charges associated with these agreements are recoverable through the fuel clause. For the three and six months ended June 30, 2025, the charges associated with these agreements totaled approximately $104 million and $204 million, respectively. For the three and six months ended June 30, 2024, the charges associated with these agreements totaled approximately $102 million and $203 million, respectively, of which $24 million and $48 million, respectively, were eliminated in consolidation at NEE.
(b)Includes approximately $165 million of commitments to invest in technology and other investments through 2032. See Note 6 – Other.
(c)Includes approximately $875 million and $190 million for the remainder of 2025 and 2026, respectively, of joint obligations of NEECH and NEER.

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

NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $175 million ($110 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $3 million, $2 million and $4 million, plus any applicable taxes, respectively.

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

NEE, along with certain current and former executives and directors are the named defendants in purported shareholder derivative actions filed in the 15th Judicial Circuit in Palm Beach County, Florida in July 2023, March 2024 and May 2025, in the U.S. District Court for the Southern District of Florida in October 2023 and November 2023 (which were consolidated in January 2024) and in the U.S. District Court for the Southern District of Florida in July 2024 and May 2025, seeking unspecified damages allegedly resulting from, among other things, breaches of fiduciary duties and, in the consolidated cases and the July 2024 case, violations of the federal securities laws, all purporting to relate to alleged campaign finance law violations and associated matters. The defendants are vigorously defending against the claims in these proceedings. NEE also has received demand letters and books and records requests from counsel representing other purported shareholders and containing similar allegations. These demands seek, among other things, a Board of Directors investigation of, and/or documentation regarding, these allegations. All of these derivative cases, demands and requests are effectively stayed pending the appeal of the securities class action lawsuit described above.

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

XPLR, NEE and certain NEE executives are the named defendants in a purported federal securities class action lawsuit filed in the U.S. District Court for the Southern District of California in July 2025 that seeks unspecified damages alleging that the defendants made false and misleading statements regarding XPLR's business model, XPLR distributions, and its arrangements relating to noncontrolling Class B members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries are or were a party. The alleged class includes all persons or entities other than the defendants who purchased or otherwise acquired XPLR securities between September 27, 2023 and January 27, 2025. NEE plans to vigorously defend against the claims in this proceeding.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Net income attributable to NEE and significant expenses for NEE's reportable segments and the FPL reportable segment are shown below.

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	FPL	NEER		Total	FPL	NEER		Total
	(millions)
Operating revenues	$4,708	$1,914		$6,622	$4,389	$1,645		$6,034
Corporate and Other				78				35
Total consolidated revenues				$6,700				$6,069

Less:
Fuel, purchased power and interchange	946	238			1,081	223
Other operations and maintenance	442	656			393	657
Depreciation and amortization	1,080	677			694	703
Taxes other than income taxes and other – net	523	106			481	85
Interest expense	326	413	(a)		290	298	(a)
Income tax expense (benefit)(b)	164	(352)			257	(263)

Other segment items(c)	48	807			39	610
Net income attributable to NEE for reportable segments	1,275	983		$2,258	1,232	552		$1,784

Reconciliation of segment profit/(loss)
Corporate and Other				(230)				(162)
Net income attributable to NEE	$1,275	$983		$2,028	$1,232	$552		$1,622
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

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	FPL	NEER		Total	FPL	NEER		Total
	(millions)
Operating revenues	$8,705	$4,076		$12,781	$8,224	$3,509		$11,733
Corporate and Other				166				68
Total consolidated revenues				$12,947				$11,801

Less:
Fuel, purchased power and interchange	1,881	467			2,115	419
Other operations and maintenance	822	1,315			754	1,349
Depreciation and amortization	1,488	1,349			997	1,282
Taxes other than income taxes and other – net	999	223			943	175
Interest expense	644	961	(a)		569	470	(a)
Income tax expense (benefit)(b)	379	(868)			536	(361)

Other segment items(c)	99	526			94	1,343
Net income attributable to NEE for reportable segments	2,591	1,155		$3,746	2,404	1,518		$3,922

Reconciliation of segment profit/(loss)
Corporate and Other				(884)				(32)
Net income attributable to NEE	$2,591	$1,155		$2,862	$2,404	$1,518		$3,890
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)
NEE's and FPL's additional segment information is as follows:

	FPL	NEER	Total Reportable Segments	Corporate and Other	Total Consolidated
	(millions)
Three Months Ended June 30, 2025
Equity in earnings of equity method investees	$—	$177	$177	$—	$177
Net loss attributable to noncontrolling interests	$—	$389	$389	$—	$389

Six Months Ended June 30, 2025
Equity in losses of equity method investees	$—	$(469)	$(469)	$—	$(469)
Net loss attributable to noncontrolling interests	$—	$758	$758	$—	$758
Capital expenditures, independent power and other investments and nuclear fuel purchases	$4,383	$9,237	$13,620	$6	$13,626

June 30, 2025
Property, plant and equipment – net	$78,885	$66,694	$145,579	$163	$145,742
Total assets	$101,805	$94,272	$196,077	$2,753	$198,830
Investment in equity method investees	$—	$5,401	$5,401	$—	$5,401

	FPL	NEER	Total Reportable Segments	Corporate and Other	Total Consolidated
	(millions)
Three Months Ended June 30, 2024
Equity in earnings of equity method investees	$—	$158	$158	$1	$159
Net loss attributable to noncontrolling interests	$—	$326	$326	$—	$326

Six Months Ended June 30, 2024
Equity in earnings of equity method investees	$—	$341	$341	$21	$362
Net loss attributable to noncontrolling interests	$—	$657	$657	$—	$657
Capital expenditures, independent power and other investments and nuclear fuel purchases	$4,408	$10,120	$14,528	$106	$14,634

December 31, 2024
Property, plant and equipment – net	$76,166	$62,526	$138,692	$160	$138,852
Total assets	$98,141	$89,398	$187,539	$2,605	$190,144
Investment in equity method investees	$—	$6,118	$6,118	$—	$6,118

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(millions)				(millions)
FPL	$1,275	$1,232	$0.62	$0.60	$2,591	$2,404	$1.26	$1.17
NEER(a)	983	552	0.48	0.27	1,155	1,518	0.56	0.74
Corporate and Other	(230)	(162)	(0.12)	(0.08)	(884)	(32)	(0.43)	(0.02)
NEE	$2,028	$1,622	$0.98	$0.79	$2,862	$3,890	$1.39	$1.89
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$(189)	$(254)	$(701)	$77
Differential membership interests-related – NEER	$—	$—	$—	$(5)
XPLR investment gains, net – NEER(b)	$(1)	$(24)	$(643)	$(47)
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net – NEER	$54	$(68)	$5	$24
———————————————
(a)    For the three months ended June 30, 2025 and 2024, approximately $161 million and $221 million of losses, respectively, and for the six months ended June 30, 2025 and 2024, approximately $206 million and $147 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)    The six months ended June 30, 2025 includes an impairment charge related to the investment in XPLR. See Note 3 – Nonrecurring Fair Value Measurements.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE increased by $406 million for the three months ended June 30, 2025 reflecting higher results at FPL and NEER, partly offset by lower results at Corporate and Other. Net income attributable to NEE decreased by $1,028 million for the six months ended June 30, 2025 reflecting lower results at NEER and Corporate and Other, partly offset by higher results at FPL.

FPL's increase in net income for the three and six months ended June 30, 2025 was primarily driven by continued investments in plant in service and other property.

NEER's results increased for the three months ended June 30, 2025 primarily reflecting higher earnings from new investments and customer supply as well as favorable changes in the fair value of equity securities in NEER's nuclear decommissioning funds, partly offset by higher interest expense. NEER's results decreased for the six months ended June 30, 2025 primarily reflecting an impairment charge related to the investment in XPLR as well as higher interest expense, partly offset by higher earnings from new investments.

Corporate and Other's results decreased for the three months ended June 30, 2025 primarily due to higher average interest rates and higher average debt balances. Corporate and Other's results decreased for the six months ended June 30, 2025 primarily due to unfavorable non-qualifying hedge activity compared to 2024 as well as higher average interest rates and higher average debt balances.

NEE's effective income tax rates for the three months ended June 30, 2025 and 2024 were approximately (19)% and (5)%, respectively. NEE's effective income tax rates for the six months ended June 30, 2025 and 2024 were approximately (59)% and 5%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

A number of legislative and administrative activities have occurred in 2025 that affect NEE and FPL including the enactment of the OBBBA, the issuance of a number of federal executive orders and presidential actions, the imposition of tariffs on a variety of imports, and the issuance of guidance by various federal agencies. A number of regulatory actions were issued or remain pending, such as Treasury Department guidance regarding clean energy tax credits, trade investigations that may lead to additional tariffs, ordered reviews of, and process changes for, federal permitting and approvals for wind and solar projects and FERC approval of proposals by regional transmission operators regarding the process for interconnecting new generation projects to certain regional transmission grids.

On July 4, 2025, the OBBBA was signed into law. The legislation modifies several pre-existing provisions, including the phase-out of clean energy tax credits, of the Inflation Reduction Act and other laws that are pertinent to NEE including:
•Wind and solar facilities are required to meet two primary requirements to be eligible for technology neutral PTCs and ITCs:
◦First, wind and solar facilities must be placed in service by December 31, 2027. However, the December 31, 2027 placed in service requirement does not have to be satisfied for wind and solar facilities that begin construction before July 4, 2026.
◦Second, wind and solar facilities must satisfy the prohibited foreign entity material assistance requirements. However, facilities that begin construction by December 31, 2025 would be exempt from these requirements.
•Nuclear and battery storage facilities are required to meet two primary requirements to be eligible for clean energy tax credits:
◦First, in order to receive the full clean energy tax credits, nuclear and battery storage facilities must begin construction by December 31, 2033 (no eligibility for facilities that begin construction after 2035).

◦Second, nuclear and battery storage facilities must satisfy the prohibited foreign entity material assistance requirements. However, facilities that begin construction by December 31, 2025 would be exempt from these requirements.

NEE and the wind and solar industries have relied on the settled understanding of the term "begin construction" as informed by longstanding Treasury Department guidance regarding what constitutes the "beginning of construction" for purposes of claiming clean energy tax credits. NEE believes that the text of the OBBBA and applicable law are consistent with that, such that the financial commitments NEE has made over time prior to the enactment of the OBBBA based on guidance in effect at the time should allow for the wind and solar facilities that NEE plans to place in service through 2029 to qualify for clean energy tax credits.

On July 7, 2025, a federal executive order was issued directing the Secretary of the Treasury to issue new and revised guidance that could potentially seek to limit the interpretation of "begin construction" requirements for wind and solar facilities. NEE will assess any guidance under the executive order when it is issued.

NEE continues to assess the implications of the OBBBA, as well as the foregoing and other federal executive orders, investigations and other pending or anticipated regulatory actions on its business and has taken and expects to continue to take actions that are intended to reduce the impacts of these developments on its project development, capital improvement and maintenance activities. There has been no material impact on NEE's or FPL's operations or financial performance as a result of these developments to date in 2025, but NEE will continue to assess these and further developments for potential impacts in future periods. In expressing its opinions and beliefs on the matters above, NEE cannot guarantee the outcomes expressed herein.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average rate base by approximately $5.3 billion for both the three and six months ended June 30, 2025 when compared to the same periods in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization is permitted by FPL's 2021 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. During the three and six months ended June 30, 2025, FPL recorded reserve amortization of $19 million and $641 million, respectively. During the three and six months ended June 30, 2024, FPL recorded reserve amortization of $66 million and $637 million, respectively. See Depreciation and Amortization Expense below. FPL earned an approximately 11.60% and 11.80% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of June 30, 2025 and June 30, 2024, respectively.

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

In July 2025, the Florida Supreme Court affirmed the FPSC's final and supplemental final order regarding FPL’s 2021 rate agreement. See Note 10 – FPL 2021 Rate Agreement.

Operating Revenues
During the three and six months ended June 30, 2025, operating revenues increased $319 million and $481 million, respectively, primarily reflecting an increase in storm cost recovery revenues of approximately $308 million and $426 million, respectively, primarily associated with Hurricanes Debby, Helene and Milton, as discussed above. Additionally, retail base revenues increased approximately $73 million and $159 million during the three and six months ended June 30, 2025, respectively, which was primarily related to an increase of 1.7% in the average number of customer accounts for both periods. The increases in operating revenues for the three and six months ended June 30, 2025 also reflect increases of approximately $63 million and $120 million, respectively, in revenues from the storm protection plan cost recovery clause as a result of increased investments. The increases in operating revenues for the three and six months ended June 30, 2025 were partly offset by decreases in fuel revenues of approximately $145 million and $262 million, respectively, primarily related to lower fuel rates.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $135 million and $234 million for the three and six months ended June 30, 2025, respectively, primarily reflecting lower amortization of deferred fuel costs as compared to the prior year periods.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $386 million and $491 million during the three and six months ended June 30, 2025, respectively, primarily reflecting approximately $308 million and $426 million of higher amortization of deferred storm cost expenses primarily associated with Hurricanes Debby, Helene and Milton, as discussed above. During the three months ended June 30, 2025 and 2024, FPL recorded reserve amortization of approximately $19 million and $66 million, respectively. During the six months ended June 30, 2025 and 2024, FPL recorded reserve amortization of approximately $641 million and $637 million, respectively. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on the condensed consolidated balance sheets. At June 30, 2025, approximately $254 million of reserve amortization remains available under the 2021 rate agreement.

Income Taxes
During the three and six months ended June 30, 2025, FPL’s income taxes decreased $93 million and $157 million, respectively, primarily related to higher clean energy tax credits as compared to the prior year periods.

NEER: Results of Operations

NEER’s results increased $431 million and decreased $363 million for the three and six months ended June 30, 2025, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(millions)
New investments(a)	$298	$536
Existing clean energy(a)	(48)	(108)
Customer supply(b)	133	114
NEET(a)	8	24
Other, including interest expense, corporate general and administrative expenses and other investment income	(165)	(255)
Change in non-qualifying hedge activity(c)	60	(59)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	122	(19)
XPLR investment gains, net(c)	23	(596)
Change in net income less net loss attributable to noncontrolling interests	$431	$(363)
———————————————
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with clean energy tax credits for wind, solar and storage projects, as applicable, but excludes allocation of interest expense and corporate general and administrative expenses, except for an allocated credit support charge related to guarantees issued to conduct business activities. Results from projects, pipelines and rate-regulated transmission facilities and transmission lines are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, and pipeline results are included in existing clean energy and rate-regulated transmission facilities and transmission lines are included in NEET beginning with the thirteenth month of operation or ownership.
(b)    Excludes allocation of interest expense and corporate general and administrative expenses, except for an allocated credit support charge related to guarantees issued to conduct business activities, and includes natural gas, natural gas liquids and oil production results.
(c)    See Overview – Adjusted Earnings for additional information.

New Investments
Results from new investments for the three and six months ended June 30, 2025 increased primarily due to higher earnings related to new wind and solar generation and battery storage facilities that entered service during or after the three and six months ended June 30, 2024.

Customer Supply
Results from customer supply increased for the three and six months ended June 30, 2025 primarily reflecting the absence of higher depletion from natural gas and oil production assets in the comparable prior year periods.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended June 30, 2025 increased $269 million primarily due to:
•revenues from new investments of $115 million; and
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $175 million of losses for the three months ended June 30, 2025 compared to $284 million of losses for the comparable period in 2024).

Operating revenues for the six months ended June 30, 2025 increased $567 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $13 million of gains for the six months ended June 30, 2025 compared to $232 million of losses for the comparable period in 2024);
•revenues from new investments of $225 million;
•net increases in revenues of $177 million from the customer supply business;
partly offset by,
•net decreases in revenues of $102 million from the existing clean energy business.

Operating Expenses – net
Operating expenses – net for the six months ended June 30, 2025 increased $129 million primarily due to an increase of $67 million in depreciation and amortization.

Interest Expense
NEER’s interest expense for the three months ended June 30, 2025 increased $115 million primarily reflecting higher average debt balances. NEER's interest expense for the six months ended June 30, 2025 increased $491 million primarily reflecting approximately $351 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments as well as higher average debt balances.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $469 million of equity in losses of equity method investees for the six months ended June 30, 2025, compared to $341 million of equity in earnings of equity method investees for the six months ended June 30, 2024. The change for the six months ended June 30, 2025 primarily reflects losses related to the investment in XPLR including an impairment charge of approximately $0.7 billion ($0.5 billion after tax) (see Note 3 – Nonrecurring Fair Value Measurements), partly offset by higher net earnings of $134 million related to NEER's other equity method investments.

Change in Unrealized Gains (Losses) on Equity Securities Held in NEER's Nuclear Decommissioning Funds – net
For the three months ended June 30, 2025, changes in the fair value of equity securities in NEER's nuclear decommissioning funds related to favorable market conditions in 2025 compared to the prior year period.

Income Taxes
PTCs from wind and solar projects and ITCs from solar, battery storage and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. NEER's effective income tax rate is primarily based on the composition of pretax income (loss) in the periods presented, as well as the amount of clean energy tax credits in the periods presented. During the three and six months ended June 30, 2025, clean energy tax credits increased by approximately $164 million and $363 million, respectively, reflecting growth in NEER's business. See Note 4.

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

Corporate and Other's results decreased $68 million during the three months ended June 30, 2025 primarily due to higher average interest rates and higher average debt balances. Corporate and Other's results decreased $852 million during the six months ended June 30, 2025 primarily due to unfavorable after-tax impacts of approximately $719 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments as well as higher average interest rates and higher average debt balances.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital (see Note 10 – Storm Cost Recovery), capital expenditures (see Note 11 – Commitments), investments in or acquisitions of assets and businesses, payment of maturing debt and related derivative obligations (see Note 8 and Note 2) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt (see Note 8) and, from time to time, equity securities, proceeds from differential membership investors, sales of clean energy tax credits (see Note 10 – Income Taxes) and sales of ownership interests in assets/businesses (see Note 10 – Disposal of a Business), consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE's sources and uses of cash for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
	(millions)
Sources of cash:
Cash flows from operating activities	$5,958	$7,010
Issuances of long-term debt, including premiums and discounts	12,996	14,111
Sale of independent power and other investments of NEER	309	951
Issuances of common stock/equity units	22	20
Net increase in commercial paper and other short-term debt	2,907	1,931
Other sources – net	22	—
Total sources of cash	22,214	24,023
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(13,626)	(14,634)
Retirements of long-term debt	(5,160)	(6,499)
Repayments of cash swept to related parties – net	(129)	(830)
Dividends on common stock	(2,332)	(2,115)
Other uses – net	(394)	(1,261)
Total uses of cash	(21,641)	(25,339)
Effects of currency translation on cash, cash equivalents and restricted cash	7	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$580	$(1,318)

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 11 – Commitments for estimated capital expenditures for the remainder of 2025 through 2029.

The following table provides a summary of capital investments for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
	(millions)
FPL:
Generation:
New	$1,152	$1,324
Existing	518	554
Transmission and distribution	2,202	2,258
Nuclear fuel	98	148
General and other	311	226
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	102	(102)
Total	4,383	4,408
NEER:
Wind	2,501	2,998
Solar (includes solar plus battery storage projects)	3,480	4,317
Other clean energy	2,231	1,375
Nuclear (includes nuclear fuel)	260	153
Customer supply – natural gas and oil production	244	590
Rate-regulated transmission	255	340
Other	266	347
Total	9,237	10,120
Corporate and Other	6	106
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$13,626	$14,634

Liquidity

At June 30, 2025, NEE's total net available liquidity was approximately $17.1 billion. The table below provides the components of FPL's and NEECH's net available liquidity at June 30, 2025.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,346	$10,519	$13,865	2028 - 2030	2025 - 2030
Issued letters of credit	(3)	(495)	(498)
	3,343	10,024	13,367

Bilateral revolving credit facilities(b)	2,580	3,550	6,130	2025 - 2028	2025 - 2027
Borrowings	—	(550)	(550)
	2,580	3,000	5,580

Letter of credit facilities(c)	—	3,821	3,821		2025 - 2028
Issued letters of credit	—	(3,052)	(3,052)
	—	769	769

Subtotal	5,923	13,793	19,716

Cash and cash equivalents	131	1,592	1,723
Commercial paper and other short-term borrowings outstanding(d)	(1,327)	(2,917)	(4,244)
Cash swept from unconsolidated entities	—	(122)	(122)
Net available liquidity	$4,727	$12,346	$17,073
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,200 million ($450 million for FPL and $2,750 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,663 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $1,976 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. As of June 30, 2025, approximately $5,239 million of NEECH's syndicated revolving credit facilities expire over the next 12 months.
(b)    Only available for the funding of loans. As of June 30, 2025, approximately $1,875 million of FPL's and $2,300 million of NEECH's bilateral revolving credit facilities expire over the next 12 months.
(c)    Only available for the issuance of letters of credit. As of June 30, 2025, approximately $766 million of the letter of credit facilities expire over the next 12 months.
(d)    Excludes short-term borrowings under NEECH's bilateral revolving credit facilities of $550 million, which are included in borrowings above.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 5 regarding guarantees of obligations on behalf of XPLR subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At June 30, 2025, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at June 30, 2025, NEE subsidiaries had approximately $6.5 billion in guarantees related to obligations under purchased power and acquisition agreements, nuclear-related activities, payment obligations related to PTCs, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 11 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At June 30, 2025, these guarantees totaled approximately $2.0 billion and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. At June 30, 2025, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at June 30, 2025) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $1.6 billion.

At June 30, 2025, subsidiaries of NEE also had approximately $5.9 billion of standby letters of credit and approximately $1.6 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Six Months Ended June 30, 2025			Year Ended December 31, 2024
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(7)	$4,262	$12,947	$(2)	$7,846	$24,753
Operating income (loss)	$(190)	$807	$4,167	$(331)	$1,254	$7,479
Net income (loss)	$(960)	$(478)	$2,104	$(12)	$1,156	$5,698
Net income (loss) attributable to NEE/NEECH	$(960)	$280	$2,862	$(12)	$2,405	$6,946

	June 30, 2025			December 31, 2024
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$665	$7,679	$12,493	$557	$7,166	$11,951
Total noncurrent assets	$2,586	$90,116	$186,337	$2,625	$85,583	$178,193
Total current liabilities	$8,251	$16,372	$23,047	$6,563	$18,080	$25,355
Total noncurrent liabilities	$42,606	$67,448	$114,851	$33,793	$58,074	$103,928
Redeemable noncontrolling interests	$—	$49	$49	$—	$401	$401
Noncontrolling interests	$—	$10,086	$10,086	$—	$10,359	$10,359

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2025 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three Months Ended June 30, 2025
Fair value of contracts outstanding at March 31, 2025	$1,288	$(1,434)	$62	$(84)
Reclassification to realized at settlement of contracts	(147)	94	31	(22)
Value of contracts acquired	—	4	—	4
Net option premium purchases (issuances)	(12)	10	—	(2)
Changes in fair value excluding reclassification to realized	53	(117)	(137)	(201)
Fair value of contracts outstanding at June 30, 2025	1,182	(1,443)	(44)	(305)
Net margin cash collateral paid (received)				(13)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2025	$1,182	$(1,443)	$(44)	$(318)

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six Months Ended June 30, 2025
Fair value of contracts outstanding at December 31, 2024	$1,344	$(1,524)	$38	$(142)
Reclassification to realized at settlement of contracts	(476)	289	23	(164)
Value of contracts acquired	1	4	—	5
Net option premium purchases (issuances)	(1)	12	—	11
Changes in fair value excluding reclassification to realized	314	(224)	(105)	(15)
Fair value of contracts outstanding at June 30, 2025	1,182	(1,443)	(44)	(305)
Net margin cash collateral paid (received)				(13)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2025	$1,182	$(1,443)	$(44)	$(318)

NEE's total mark-to-market energy contract net assets (liabilities) at June 30, 2025 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2025
(millions)
Current derivative assets	$803
Noncurrent derivative assets	1,527
Current derivative liabilities	(873)
Noncurrent derivative liabilities	(1,775)
NEE's total mark-to-market energy contract net liabilities	$(318)

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2025 were as follows:

	Maturity
	2025	2026	2027	2028	2029	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(216)	$25	$(68)	$(21)	$(34)	$9	$(305)
Significant other observable inputs	248	311	173	53	41	67	893
Significant unobservable inputs	165	55	52	26	31	265	594
Total	197	391	157	58	38	341	1,182
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(31)	(57)	(19)	10	15	5	(77)
Significant other observable inputs	(182)	(368)	(250)	(133)	(119)	(313)	(1,365)
Significant unobservable inputs	30	(53)	(56)	(10)	13	75	(1)
Total	(183)	(478)	(325)	(133)	(91)	(233)	(1,443)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(7)	(1)	—	—	—	—	(8)
Significant unobservable inputs	(37)	—	1	—	—	—	(36)
Total	(44)	(1)	1	—	—	—	(44)
Total sources of fair value	$(30)	$(88)	$(167)	$(75)	$(53)	$108	$(305)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)		Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)		Total
	FPL	NEE	FPL	NEE	FPL	NEE
	(millions)
December 31, 2024	$—	$6	$3	$98	$3	$88
June 30, 2025	$—	$18	$10	$79	$10	$75
Average for the six months ended June 30, 2025	$—	$18	$15	$106	$15	$108
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $3 million and $6 million at June 30, 2025 and December 31, 2024, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Special use funds	$2,335	$2,335	$2,294	$2,294
Other investments, primarily debt securities	$2,215	$2,215	$2,007	$2,007
Long-term debt, including current portion	$88,395	$85,699	$80,446	$76,428
Interest rate contracts – net unrealized gains (losses)	$(670)	$(670)	$293	$293
FPL:
Special use funds	$1,795	$1,795	$1,741	$1,741
Long-term debt, including current portion	$27,602	$26,081	$26,745	$24,718
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

At June 30, 2025, NEE had interest rate contracts with a net notional amount of approximately $45.2 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE's net liabilities would increase by approximately $3,732 million ($1,268 million for FPL) at June 30, 2025.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $6,473 million and $6,164 million ($4,457 million and $4,219 million for FPL) at June 30, 2025 and December 31, 2024, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At June 30, 2025, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $598 million ($406 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income. See Note 3.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At June 30, 2025, NEE's credit risk exposure associated with its energy marketing and trading operations, taking into account collateral and contractual netting rights, totaled approximately $2.9 billion ($92 million for FPL), of which approximately 92% (99% for FPL) was with companies that have investment grade credit ratings. See Note 2.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2025.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2025 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/25 – 4/30/25	—	$—	—	180,000,000
5/1/25 – 5/31/25	13,037	$73.81	—	180,000,000
6/1/25 – 6/30/25	—	$—	—	180,000,000
Total	13,037	$73.81	—
————————————
(a)Includes shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. 2021 Long Term Incentive Plan or the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan.
(b)In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock (180 million shares after giving effect to the four-for-one stock split of NEE common stock effective October 26, 2020) over an unspecified period.

Item 5. Other Information

(c)    Rule 10b5-1 trading arrangements adopted during the three months ended June 30, 2025 were as follows:

•On April 28, 2025, Robert Coffey, Executive Vice President Nuclear Division and Chief Nuclear Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 7,500 shares of NEE's common stock until April 28, 2026.
•On June 9, 2025, Michael Dunne, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 10,000 shares of NEE's common stock until April 30, 2026.
•On June 11, 2025, Mark Lemasney, Executive Vice President Power Generation Division, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 2,500 shares of NEE's common stock until March 6, 2026.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL

4(a)	Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated May 15, 2025, creating the Series U Junior Subordinated Debentures due June 1, 2085	x
4(b)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 12, 2025, creating the 3.83% Debentures, Series due June 12, 2030	x
4(c)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 12, 2025, creating the 4.67% Debentures, Series due June 12, 2035	x
10	Executive Retention Employment Agreement between NextEra Energy, Inc. and Michael Dunne dated as of March 17, 2025	x	x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x

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

Date: July 23, 2025

NEXTERA ENERGY, INC. (Registrant)

WILLIAM J. GOUGH
William J. Gough Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Vice President, Accounting, Financial Planning and Controller (Principal Accounting Officer)