Form 10-Q
period 2025-09-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2025-10-28
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at September 30, 2025: 2,082,609,684

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at September 30, 2025, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2021 rate agreement	December 2021 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding
2024 Form 10-K	NextEra Energy, Inc.'s and Florida Power & Light Company's Annual Report on Form 10-K for the year ended December 31, 2024
AFUDC	allowance for funds used during construction
AFUDC – equity	equity component of AFUDC
AOCI	accumulated other comprehensive income (loss)
clean energy tax credits	production tax credits and investment tax credits
CSCS agreement	amended and restated cash sweep and credit support agreement
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
net generation	net ownership interest in plant(s) generation
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment or other than temporarily impaired
PTC	production tax credit
regulatory ROE	return on common equity as determined for regulatory purposes
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America
VIE	variable interest entity
XPLR	XPLR Infrastructure, LP (formerly known as NextEra Energy Partners, LP)
XPLR OpCo	XPLR Infrastructure Operating Partners, LP (formerly known as NextEra Energy Operating Partners, LP), a subsidiary of XPLR

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OPERATING REVENUES	$7,966	$7,567	$20,912	$19,368
OPERATING EXPENSES
Fuel, purchased power and interchange	1,423	1,451	3,771	3,937
Other operations and maintenance	1,410	1,247	3,803	3,541
Depreciation and amortization	2,096	1,642	4,964	3,949
Taxes other than income taxes and other – net	653	602	1,877	1,721
Total operating expenses – net	5,582	4,942	14,415	13,148
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	143	231	197	318
OPERATING INCOME	2,527	2,856	6,694	6,538
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,153)	(1,817)	(3,987)	(2,960)
Equity in earnings (losses) of equity method investees	204	237	(266)	599
Allowance for equity funds used during construction	48	50	130	147
Gains on disposal of investments and other property – net	68	1	169	132
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	63	108	65	148
Other net periodic benefit income	67	66	201	171
Other – net	61	95	206	218
Total other income (deductions) – net	(642)	(1,260)	(3,482)	(1,545)
INCOME BEFORE INCOME TAXES	1,885	1,596	3,212	4,993
INCOME TAX EXPENSE (BENEFIT)	(250)	5	(1,027)	168
NET INCOME	2,135	1,591	4,239	4,825
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	303	261	1,061	918
NET INCOME ATTRIBUTABLE TO NEE	$2,438	$1,852	$5,300	$5,743
Earnings per share attributable to NEE:
Basic	$1.18	$0.90	$2.57	$2.80
Assuming dilution	$1.18	$0.90	$2.57	$2.79

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET INCOME	$2,135	$1,591	$4,239	$4,825
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from AOCI to net income (net of $0 tax benefit, $0 tax benefit, $0 tax benefit and $0 tax benefit, respectively)	—	1	1	1
Net unrealized gains on available for sale securities:
Net unrealized gains on securities still held (net of $3 tax expense, $10 tax expense, $9 tax expense and $7 tax expense, respectively)	10	32	28	23
Reclassification from AOCI to net income (net of $0 tax benefit, $1 tax benefit, $2 tax benefit and $2 tax benefit, respectively)	1	1	5	6
Net unrealized gains (losses) on foreign currency translation	(13)	8	20	(13)
Other comprehensive income related to equity method investees (net of $0 tax expense, $0 tax benefit, $0 tax expense and $0 tax benefit, respectively)	—	1	—	1
Total other comprehensive income (loss), net of tax	(2)	43	54	18
COMPREHENSIVE INCOME	2,133	1,634	4,293	4,843
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	303	260	1,061	921
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$2,436	$1,894	$5,354	$5,764

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,391	$1,487
Customer receivables, net of allowances of $70 and $56, respectively	3,942	3,336
Other receivables	1,498	1,180
Materials, supplies and fuel inventory	2,426	2,214
Regulatory assets	376	1,417
Derivatives	853	879
Other	1,185	1,438
Total current assets	12,671	11,951
Other assets:
Property, plant and equipment – net ($25,548 and $25,632 related to VIEs, respectively)	150,043	138,852
Special use funds	10,770	9,800
Investment in equity method investees	5,451	6,118
Prepaid benefit costs	2,653	2,496
Regulatory assets	5,175	4,828
Derivatives	1,839	1,774
Goodwill	4,849	4,866
Other	10,903	9,459
Total other assets	191,683	178,193
TOTAL ASSETS	$204,354	$190,144
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$4,262	$1,670
Other short-term debt	1,100	217
Current portion of long-term debt ($9 and $25 related to VIEs, respectively)	3,591	8,061
Accounts payable ($50 and $631 related to VIEs, respectively)	4,976	6,982
Customer deposits	702	694
Accrued interest and taxes	1,838	1,016
Derivatives	1,131	1,073
Accrued construction-related expenditures	2,336	2,346
Regulatory liabilities	408	279
Other	2,567	3,017
Total current liabilities	22,911	25,355
Other liabilities and deferred credits:
Long-term debt ($192 and $436 related to VIEs, respectively)	84,169	72,385
Asset retirement obligations	3,798	3,671
Deferred income taxes	11,557	11,749
Regulatory liabilities	10,887	10,635
Derivatives	2,378	2,008
Other	4,058	3,480
Total other liabilities and deferred credits	116,847	103,928
TOTAL LIABILITIES	139,758	129,283
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIEs	—	401
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 2,083 and 2,057, respectively)	21	21
Additional paid-in capital	19,485	17,260
Retained earnings	34,747	32,946
Accumulated other comprehensive loss	(72)	(126)
Total common shareholders' equity	54,181	50,101
Noncontrolling interests ($10,261 and $10,206 related to VIEs, respectively)	10,415	10,359
TOTAL EQUITY	64,596	60,460
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$204,354	$190,144

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,239	$4,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,964	3,949
Nuclear fuel and other amortization	262	230
Unrealized losses on marked to market derivative contracts – net	799	514
Foreign currency transaction losses (gains)	27	(1)
Deferred income taxes	(460)	550
Cost recovery clauses and franchise fees	(17)	946
Equity in losses (earnings) of equity method investees	266	(599)
Distributions of earnings from equity method investees	353	641
Gains on disposal of businesses, assets and investments – net	(366)	(450)
Recoverable storm-related costs	(418)	(139)
Other – net	237	(36)
Changes in operating assets and liabilities:
Current assets	(675)	(146)
Noncurrent assets	(346)	(137)
Current liabilities	806	1,004
Noncurrent liabilities	315	128
Net cash provided by operating activities	9,986	11,279
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(6,736)	(6,221)
Independent power and other investments of NEER	(12,276)	(13,436)
Nuclear fuel purchases	(311)	(334)
Other capital expenditures	(5)	(117)
Sale of independent power and other investments of NEER	999	2,208
Proceeds from sale or maturity of securities in special use funds and other investments	4,197	3,318
Purchases of securities in special use funds and other investments	(4,570)	(3,770)
Other – net	49	(32)
Net cash used in investing activities	(18,653)	(18,384)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	15,246	16,175
Retirements of long-term debt	(7,546)	(8,941)
Proceeds from differential membership investors	1,065	477
Payments to differential membership investors	(166)	(720)
Net change in commercial paper	2,592	(680)
Proceeds from other short-term debt	1,950	6,358
Repayments of other short-term debt	(1,067)	(1,473)
Cash swept from (repayments to) related parties – net	(128)	(1,460)
Issuances of common stock/equity units	2,028	47
Dividends on common stock	(3,499)	(3,176)
Other – net	(499)	(348)
Net cash provided by financing activities	9,976	6,259
Effects of currency translation on cash, cash equivalents and restricted cash	3	—
Net increase (decrease) in cash, cash equivalents and restricted cash	1,312	(846)
Cash, cash equivalents and restricted cash at beginning of period	1,402	3,420
Cash, cash equivalents and restricted cash at end of period	$2,714	$2,574
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$2,623	$1,924
Cash received for income taxes – net	$(797)	$(615)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$4,778	$4,384
Right-of-use asset in exchange for finance lease liability	$262	$482

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended September 30, 2025	Shares	Aggregate Par Value
Balances, June 30, 2025	2,059	$21	$17,370	$(70)	$33,476	$50,797	$10,086	$60,883	$49
Net income (loss)	—	—	—	—	2,438	2,438	(303)		—
Issuances of common stock/equity units – net	23	—	2,000	—	—	2,000	—		—
Share-based payment activity	1	—	69	—	—	69	—		—
Dividends on common stock(a)	—	—	—	—	(1,167)	(1,167)	—		—
Other comprehensive loss	—	—	—	(2)	—	(2)	—		—
Other differential membership interests activity	—	—	(3)	—	—	(3)	802		(49)
Other – net	—	—	49	—	—	49	(170)		—
Balances, September 30, 2025	2,083	$21	$19,485	$(72)	$34,747	$54,181	$10,415	$64,596	$—
——————————————
(a)Dividends per share were $0.5665 for the three months ended September 30, 2025.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Nine Months Ended September 30, 2025	Shares	Aggregate Par Value
Balances, December 31, 2024	2,057	$21	$17,260	$(126)	$32,946	$50,101	$10,359	$60,460	$401
Net income (loss)	—	—	—	—	5,300	5,300	(1,065)		4
Issuances of common stock/equity units – net	23	—	2,000	—	—	2,000	—		—
Share-based payment activity	3	—	190	—	—	190	—		—
Dividends on common stock(a)	—	—	—	—	(3,499)	(3,499)	—		—
Other comprehensive income	—	—	—	54	—	54	—		—
Other differential membership interests activity	—	—	(14)	—	—	(14)	1,310		(405)
Other – net	—	—	49	—	—	49	(189)		—
Balances, September 30, 2025	2,083	$21	$19,485	$(72)	$34,747	$54,181	$10,415	$64,596	$—
———————————————
(a)Dividends per share were $0.5665 for each of the quarterly periods in 2025.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended September 30, 2024	Shares	Aggregate Par Value
Balances, June 30, 2024	2,055	$21	$17,282	$(171)	$32,008	$49,140	$10,296	$59,436	$—
Net income (loss)	—	—	—	—	1,852	1,852	(261)		—
Share-based payment activity	1	—	85	—	—	85	—		—
Dividends on common stock(a)	—	—	—	—	(1,059)	(1,059)	—		—
Other comprehensive income	—	—	—	42	—	42	1		—
Other differential membership interests activity	—	—	(4)	—	—	(4)	313		—
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(844)		—
Other – net	—	—	(4)	(2)	1	(5)	(18)		—
Balances, September 30, 2024	2,056	$21	$17,359	$(131)	$32,802	$50,051	$9,487	$59,538	$—
_______________________
(a)Dividends per share were $0.515 for the three months ended September 30, 2024.
(b)See sale of renewable assets joint venture in Note 10 – Disposal of Businesses.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Nine Months Ended September 30, 2024	Shares	Aggregate Par Value
Balances, December 31, 2023	2,052	$21	$17,365	$(153)	$30,235	$47,468	$10,300	$57,768	$1,256
Net income (loss)	—	—	—	—	5,743	5,743	(935)		17
Issuances of common stock/equity units – net	—	—	(40)	—	—	(40)	—		—
Share-based payment activity	4	—	196	—	—	196	—		—
Dividends on common stock(a)	—	—	—	—	(3,176)	(3,176)	—		—
Other comprehensive income (loss)	—	—	—	21	—	21	(3)		—
Premium on equity units	—	—	(117)	—	—	(117)	—		—
Other differential membership interests activity	—	—	9	—	—	9	1,017		(1,273)
Disposal of subsidiaries with noncontrolling interests(b)	—	—	—	—	—	—	(844)		—
Other – net	—	—	(54)	1	—	(53)	(48)		—
Balances, September 30, 2024	2,056	$21	$17,359	$(131)	$32,802	$50,051	$9,487	$59,538	$—
_______________________
(a)Dividends per share were $0.515 for each of the quarterly periods in 2024.
(b)See sale of renewable assets joint venture in Note 10 – Disposal of Businesses.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OPERATING REVENUES	$5,285	$4,939	$13,989	$13,163
OPERATING EXPENSES
Fuel, purchased power and interchange	1,124	1,208	3,006	3,322
Other operations and maintenance	432	417	1,254	1,171
Depreciation and amortization	1,385	974	2,873	1,971
Taxes other than income taxes and other – net	547	511	1,543	1,455
Total operating expenses – net	3,488	3,110	8,676	7,919
OPERATING INCOME	1,797	1,829	5,313	5,244
OTHER INCOME (DEDUCTIONS)
Interest expense	(320)	(304)	(964)	(874)
Allowance for equity funds used during construction	46	49	123	139
Other – net	(8)	(4)	13	2
Total other income (deductions) – net	(282)	(259)	(828)	(733)
INCOME BEFORE INCOME TAXES	1,515	1,570	4,485	4,511
INCOME TAXES	52	277	431	813
NET INCOME(a)	$1,463	$1,293	$4,054	$3,698
_______________________
(a)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$75	$32
Customer receivables, net of allowances of $8 and $9, respectively	2,108	1,400
Other receivables	422	380
Materials, supplies and fuel inventory	1,358	1,309
Regulatory assets	347	1,405
Other	186	257
Total current assets	4,496	4,783
Other assets:
Electric utility plant and other property – net	80,519	76,166
Special use funds	7,576	6,875
Prepaid benefit costs	2,042	1,954
Regulatory assets	4,828	4,464
Goodwill	2,965	2,965
Other	1,188	934
Total other assets	99,118	93,358
TOTAL ASSETS	$103,614	$98,141
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$909	$1,430
Current portion of long-term debt	1,241	1,719
Accounts payable	1,062	996
Customer deposits	679	669
Accrued interest and taxes	1,357	443
Accrued construction-related expenditures	926	860
Regulatory liabilities	397	273
Other	577	1,105
Total current liabilities	7,148	7,495
Other liabilities and deferred credits:
Long-term debt	26,271	25,026
Asset retirement obligations	2,346	2,276
Deferred income taxes	9,769	9,438
Regulatory liabilities	10,695	10,465
Other	357	365
Total other liabilities and deferred credits	49,438	47,570
TOTAL LIABILITIES	56,586	55,065
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	26,866	26,868
Retained earnings	18,789	14,835
TOTAL EQUITY	47,028	43,076
TOTAL LIABILITIES AND EQUITY	$103,614	$98,141

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,054	$3,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,873	1,971
Nuclear fuel and other amortization	118	137
Deferred income taxes	101	234
Cost recovery clauses and franchise fees	(17)	946
Recoverable storm-related costs	(418)	(139)
Other – net	18	(5)
Changes in operating assets and liabilities:
Current assets	(685)	(151)
Noncurrent assets	(163)	(109)
Current liabilities	968	768
Noncurrent liabilities	(14)	(9)
Net cash provided by operating activities	6,835	7,341
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,736)	(6,221)
Nuclear fuel purchases	(123)	(188)
Proceeds from sale or maturity of securities in special use funds	2,459	2,271
Purchases of securities in special use funds	(2,586)	(2,398)
Other – net	23	—
Net cash used in investing activities	(6,963)	(6,536)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	1,996	3,205
Retirements of long-term debt	(1,220)	(1,720)
Net change in commercial paper	(521)	(1,524)
Repayments of other short-term debt	—	(255)
Capital contributions from NEE	—	3,400
Dividends to NEE	(100)	(3,700)
Other – net	(37)	(43)
Net cash provided by (used in) financing activities	118	(637)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10)	168
Cash, cash equivalents and restricted cash at beginning of period	133	72
Cash, cash equivalents and restricted cash at end of period	$123	$240
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$834	$731
Cash paid for income taxes – net	$143	$657
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,189	$674

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended September 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, June 30, 2025	$1,373	$26,867	$17,327	$45,567
Net income	—	—	1,463
Other	—	(1)	(1)
Balances, September 30, 2025	$1,373	$26,866	$18,789	$47,028

Nine Months Ended September 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2024	$1,373	$26,868	$14,835	$43,076
Net income	—	—	4,054
Dividends to NEE	—	—	(100)
Other	—	(2)	—
Balances, September 30, 2025	$1,373	$26,866	$18,789	$47,028

Three Months Ended September 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, June 30, 2024	$1,373	$26,868	$12,697	$40,938
Net income	—	—	1,293
Balances, September 30, 2024	$1,373	$26,868	$13,990	$42,231

Nine Months Ended September 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2023	$1,373	$23,470	$13,992	$38,835
Net income	—	—	3,698
Capital contributions from NEE	—	3,400	—
Dividends to NEE	—	—	(3,700)
Other	—	(2)	—
Balances, September 30, 2024	$1,373	$26,868	$13,990	$42,231

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

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 2) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $7.4 billion ($5.3 billion at FPL) and $6.7 billion ($4.9 billion at FPL) for the three months ended September 30, 2025 and 2024, respectively, and $19.7 billion ($14.0 billion at FPL) and $18.2 billion ($13.2 billion at FPL) for the nine months ended September 30, 2025 and 2024, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL's retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. At September 30, 2025 and December 31, 2024, FPL's unbilled revenues amounted to approximately $762 million and $573 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price with maturity dates through 2054. As of September 30, 2025, FPL expects to record approximately $565 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts. Certain of these contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2025 to 2055, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2038 and certain power purchase agreements with maturity dates through 2036. As of September 30, 2025, NEER expects to record approximately $670 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. At September 30, 2025, NEE's AOCI included immaterial amounts related to discontinued interest rate cash flow hedges with expiration dates through October 2033 and foreign currency cash flow hedges with expiration dates through September 2030.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions at September 30, 2025 and December 31, 2024, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	September 30, 2025
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$1,656	$2,831	$1,891	$(3,786)	$2,592
Interest rate contracts	$—	$148	$—	$(45)	103
Foreign currency contracts	$—	$—	$—	$(3)	(3)
Total derivative assets					$2,692

FPL – commodity contracts	$—	$4	$24	$(11)	$17

Liabilities:
NEE:
Commodity contracts	$2,030	$3,262	$986	$(3,795)	$2,483
Interest rate contracts	$—	$917	$25	$(45)	897
Foreign currency contracts	$—	$132	$—	$(3)	129
Total derivative liabilities					$3,509

FPL – commodity contracts	$—	$6	$17	$(11)	$12

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$853
Noncurrent derivative assets(c)					1,839
Total derivative assets					$2,692
Current derivative liabilities(d)					$1,131
Noncurrent derivative liabilities(e)					2,378
Total derivative liabilities					$3,509

Net fair value by FPL balance sheet line item:
Current other assets					$15
Noncurrent other assets					2
Total derivative assets					$17
Current other liabilities					$10
Noncurrent other liabilities					2
Total derivative liabilities					$12
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
(b)Reflects the netting of approximately $73 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $46 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $96 million in margin cash collateral paid to counterparties.
(e)Reflects the netting of approximately $32 million in margin cash collateral paid to counterparties.

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

At September 30, 2025 and December 31, 2024, NEE had approximately $38 million ($2 million at FPL) and $47 million ($2 million at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at September 30, 2025 and December 31, 2024, NEE had approximately $98 million (none at FPL) and $58 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at September 30, 2025 are as follows:

	Fair Value at		Valuation	Significant				Weighted-
Transaction Type	September 30, 2025		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$496	$404	Discounted cash flow	Forward price (per MWh)	$(4)	—	$199	$54
Forward contracts – gas	396	101	Discounted cash flow	Forward price (per MMBtu)	$(2)	—	$13	$4
Forward contracts – congestion	41	21	Discounted cash flow	Forward price (per MWh)	$(76)	—	$36	$—
Options – power	21	1	Option models	Implied correlations	70%	—	75%	72%
				Implied volatilities	37%	—	202%	78%
Options – primarily gas	85	104	Option models	Implied correlations	70%	—	100%	93%
				Implied volatilities	16%	—	145%	49%
Full requirements and unit contingent contracts	356	172	Discounted cash flow	Forward price (per MWh)	$19	—	$426	$83
				Customer migration rate(b)	—%	—	14%	1%
Forward contracts – other	496	183
Total	$1,891	$986
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of commodity contract derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2025		2024
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30 of prior period	$557	$(36)	$626	$57
Realized and unrealized gains (losses):
Included in operating revenues	379	—	335	—
Included in regulatory assets and liabilities	25	25	(6)	(6)
Purchases	66	—	69	—
Settlements	(103)	18	(212)	(6)
Issuances	(19)	—	(55)	—
Transfers in(a)	—	—	13	(12)
Transfers out(a)	—	—	43	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$905	$7	$813	$33
Gains included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$364	$—	$265	$—
———————————————
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

	Nine Months Ended September 30,
	2025		2024
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$387	$34	$951	$24
Realized and unrealized gains (losses):
Included in operating revenues	745	—	552	—
Included in regulatory assets and liabilities	(61)	(61)	51	51
Purchases	137	—	105	—
Settlements	(231)	34	(812)	(30)
Issuances	(55)	—	(94)	—
Transfers in(a)	(16)	—	18	(12)
Transfers out(a)	(1)	—	42	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$905	$7	$813	$33
Gains included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$581	$—	$243	$—
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(millions)
Commodity contracts(a) – operating revenues (including $352 unrealized gains, $577 unrealized gains, $288 unrealized gains and $342 unrealized gains, respectively)	$347	$636	$438	$434
Foreign currency contracts – interest expense (including $54 unrealized losses, $25 unrealized gains, $30 unrealized losses and $3 unrealized gains, respectively)	(56)	24	(40)	(6)
Interest rate contracts – interest expense (including $94 unrealized losses, $944 unrealized losses, $1,057 unrealized losses and $859 unrealized losses, respectively)	(88)	(899)	(889)	(274)
Gains (losses) reclassified from AOCI to interest expense:
Interest rate contracts	—	—	1	1
Foreign currency contracts	(1)	(1)	(2)	(2)
Total	$202	$(240)	$(492)	$153
———————————————
(a)For the three and nine months ended September 30, 2025, FPL recorded $25 million of gains and $79 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, FPL recorded approximately $6 million of losses and $46 million of gains, respectively, related to commodity contracts as regulatory assets and regulatory liabilities, respectively, on its condensed consolidated balance sheets.

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

	September 30, 2025				December 31, 2024
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(260)	MWh	—		(189)	MWh	—
Natural gas	(1,178)	MMBtu	360	MMBtu	(1,131)	MMBtu	503	MMBtu
Oil	(18)	barrels	—		(25)	barrels	—

At September 30, 2025 and December 31, 2024, NEE had interest rate contracts with a net notional amount of approximately $44.0 billion and $35.2 billion, respectively, and foreign currency contracts with a notional amount of approximately $3.2 billion and $1.2 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At September 30, 2025 and December 31, 2024, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4.1 billion ($23 million for FPL) and $3.8 billion ($11 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three-level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $405 million ($5 million at FPL) at September 30, 2025 and $500 million (none at FPL) at December 31, 2024. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.7 billion ($50 million at FPL) at September 30, 2025 and $2.4 billion ($25 million at FPL) at December 31, 2024. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $2.0 billion ($95 million at FPL) at September 30, 2025 and $1.4 billion ($70 million at FPL) at December 31, 2024.

Collateral related to derivatives, including amounts posted for margin, current exposures and future performance with exchanges and independent system operators, may be posted in the form of cash or credit support in the normal course of business. At September 30, 2025 and December 31, 2024, applicable NEE subsidiaries have posted approximately $222 million (none at FPL) and $19 million (none at FPL), respectively, in cash, and $1,531 million (none at FPL) and $1,334 million (none at FPL), respectively, in the form of letters of credit and surety bonds, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $660 million and $665 million at September 30, 2025 and December 31, 2024, respectively, and are included in noncurrent other assets on NEE's condensed consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2025
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$1,326	$—		$—	$1,326
FPL – equity securities	$39	$—		$—	$39
Special use funds:(b)
NEE:
Equity securities	$2,926	$3,751	(c)	$230	$6,907
U.S. Government and municipal bonds	$664	$65		$—	$729
Corporate debt securities	$10	$699		$—	$709
Asset-backed securities	$—	$950		$—	$950
Other debt securities	$1	$17		$—	$18
FPL:
Equity securities	$1,166	$3,415	(c)	$205	$4,786
U.S. Government and municipal bonds	$550	$40		$—	$590
Corporate debt securities	$9	$510		$—	$519
Asset-backed securities	$—	$718		$—	$718
Other debt securities	$1	$10		$—	$11
Other investments:(d)
NEE:
Equity securities	$51	$1		$52	$104
U.S. Government and municipal bonds	$96	$3		$—	$99
Corporate debt securities	$—	$1,169		$121	$1,290
Other debt securities	$—	$281		$30	$311
FPL:
Equity securities	$7	$—		$—	$7

———————————————
(a)Includes restricted cash equivalents of approximately $45 million ($37 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2025			December 31, 2024
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$1,457	$1,458		$1,342	$1,343
Other receivables, net of allowances(b)	$554	$554		$629	$629
Long-term debt, including current portion	$87,760	$85,990	(c)	$80,446	$76,428	(c)
FPL:
Special use funds(a)	$952	$953		$915	$916
Long-term debt, including current portion	$27,512	$25,802	(c)	$26,745	$24,718	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Approximately $348 million and $396 million is included in current other assets and $206 million and $233 million is included in noncurrent other assets on NEE's condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively (primarily Level 3).
(c)At September 30, 2025 and December 31, 2024, substantially all is Level 2 for NEE and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist primarily of NEE's nuclear decommissioning fund assets of approximately $10,769 million ($7,575 million for FPL) and $9,799 million ($6,874 million for FPL) at September 30, 2025 and December 31, 2024, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $4,081 million ($1,828 million for FPL) and $3,720 million ($1,780 million for FPL) at September 30, 2025 and December 31, 2024, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2025 of approximately eight years at both NEE and FPL. Other investments primarily consist of debt securities with a weighted-average maturity at September 30, 2025 of approximately eight years. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains recognized on equity securities held at September 30, 2025 and 2024 are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(millions)
Unrealized gains	$431	$313	$737	$857	$304	$206	$515	$591

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE				FPL
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(millions)
Realized gains	$25	$21	$56	$40	$22	$19	$49	$35
Realized losses	$17	$17	$58	$45	$14	$14	$45	$33
Proceeds from sale or maturity of securities	$877	$597	$2,854	$1,812	$494	$451	$1,735	$1,390

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(millions)
Unrealized gains	$64	$25	$36	$16
Unrealized losses(a)	$64	$119	$30	$61
Fair value	$1,139	$2,224	$661	$1,160
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at September 30, 2025 and December 31, 2024 were not material to NEE or FPL.

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

NextEra Energy Resources owns a noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR OpCo, and accounts for this ownership interest as an equity method investment. During the preparation of NEE's March 31, 2025 financial statements, it was determined that NextEra Energy Resources' investment in XPLR was OTTI as a result of a significant decline in trading price of XPLR's common units following XPLR's announcement of a strategic repositioning, including suspension of the distribution to common unitholders for an indefinite period. The impairment reflected NEE's fair value analysis using the market approach and the observable trading price of XPLR's common units at March 31, 2025 of $9.50. When making the OTTI determination, NEE considered, among other things, the extent to which the publicly traded unit price was less than cost. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $1.7 billion was written down to its estimated fair value of $1.0 billion, resulting in an impairment charge of $0.7 billion ($0.5 billion after tax), which is reflected in equity in earnings (losses) of equity method investees in NEE’s condensed consolidated statements of income for the nine months ended September 30, 2025. Should NEE determine, based on future analysis which includes the current and future trading prices of XPLR's common units, that an additional impairment is other-than-temporary, an impairment loss would be recorded, which would impact NEE's condensed consolidated statements of income.

4.  Income Taxes

NEE's effective income tax rate is based on the composition of pretax income or loss, which, for the nine months ended September 30, 2025, reflects the impact from an impairment charge related to the investment in XPLR (see Note 3 – Nonrecurring Fair Value Measurements).

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	3.7	5.1	4.2	4.3	4.2	3.3	4.3	4.3
Taxes attributable to noncontrolling interests	3.4	3.0	—	—	6.9	3.9	—	—
Clean energy tax credits	(38.9)	(25.5)	(16.4)	(4.0)	(59.9)	(21.3)	(11.8)	(3.9)
Amortization of deferred regulatory credit	(2.3)	(2.9)	(2.8)	(2.9)	(3.9)	(2.7)	(2.8)	(2.9)
Other – net	(0.2)	(0.4)	(2.6)	(0.8)	(0.3)	(0.8)	(1.1)	(0.5)
Effective income tax rate	(13.3)%	0.3%	3.4%	17.6%	(32.0)%	3.4%	9.6%	18.0%

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law which, among other things, modified tax legislation affecting clean energy tax credits, bonus depreciation rules, and tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation with no phase-out for unregulated property acquired after January 19, 2025, 100% expensing with no phase-out of domestic research and development expenses incurred in taxable years beginning after 2024, and the use of earnings before income taxes, depreciation and amortization (EBITDA), rather than earnings before income taxes (EBIT), with no phase-out for purposes of calculating the interest limitation for taxable years beginning after 2024. The OBBBA did not change the federal corporate income tax rate and did not require remeasurement of deferred tax assets or liabilities. Related to income taxes, NEE determined that the OBBBA had no impact to NEE's condensed consolidated financial statements for the three and nine months ended September 30, 2025.

5.  Related Party Transactions

Through XPLR OpCo, XPLR owns, or has a partial ownership interest in, a portfolio of contracted renewable energy assets consisting of wind, solar and battery storage projects. NEE has an approximately 52.5% noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR OpCo, and accounts for its ownership interest in XPLR as an equity method investment. NextEra Energy Resources operates essentially all of the energy projects owned by XPLR and provides services to XPLR under various related party operations and maintenance, development and construction, administrative and management services agreements (service agreements). Under these service agreements, NextEra Energy Resources incurred costs of approximately $334 million and $70 million during the three months ended September 30, 2025 and 2024, respectively, and $911 million and $190 million during the nine months ended September 30, 2025 and 2024, respectively, primarily in connection with wind repowering, which will be reimbursed by XPLR. NextEra Energy Resources is also party to a CSCS agreement with a subsidiary of XPLR. At September 30, 2025 and December 31, 2024, the cash sweep amounts (due to XPLR and its subsidiaries) held in accounts belonging to NextEra Energy Resources or its subsidiaries were approximately $13 million and $127 million, respectively, and are included in accounts payable. Amounts due from XPLR of approximately $370 million and $159 million are included in other receivables and $130 million and $128 million are included in noncurrent other assets at September 30, 2025 and December 31, 2024, respectively. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.7 billion at September 30, 2025 primarily related to obligations on behalf of XPLR's subsidiaries with maturity dates ranging from 2025 to 2063, including certain project performance obligations and obligations under financing and interconnection agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. At September 30, 2025, approximately $58 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

During 2025 and 2024, certain services, primarily engineering, construction, transportation, storage and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $222 million and $192 million for the three months ended September 30, 2025 and 2024, respectively, and $676 million and $525 million for the nine months ended September 30, 2025 and 2024, respectively.

6.  Variable Interest Entities

NEER – At September 30, 2025, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Five indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation facilities with generating capacity of approximately 280 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2037 through 2042. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $517 million and $150 million, respectively, at September 30, 2025. There were eight of these consolidated VIEs at December 31, 2024 and the assets and liabilities of those VIEs at such date totaled approximately $1,708 million and $520 million, respectively. At September 30, 2025 and December 31, 2024, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2025 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,313 million and $76 million, respectively, at September 30, 2025, and $1,346 million and $76 million, respectively, at December 31, 2024. At September 30, 2025 and December 31, 2024, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates 29 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with generating/storage capacity of approximately 10,934 MW, 3,585 MW and 2,624 MW, respectively, and own wind generation facilities that, upon completion of construction, which is anticipated in 2025, are expected to have generation capacity of approximately 24 MW. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2025 through 2054 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $25,104 million and $857 million, respectively, at September 30, 2025. There were 30 of these consolidated VIEs at December 31, 2024 and the assets and liabilities of those VIEs at such date totaled approximately $23,902 million and $1,546 million, respectively. At September 30, 2025 and December 31, 2024, the assets of these VIEs consisted primarily of property, plant and equipment, and as of December 31, 2024, the liabilities of these VIEs consisted primarily of accounts payable.

Other – At September 30, 2025 and December 31, 2024, several NEE subsidiaries had investments totaling approximately $6,533 million ($5,023 million at FPL) and $5,848 million ($4,506 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in XPLR OpCo (see Note 5). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $2,491 million and $3,315 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $155 million in several of these entities. See further discussion of such guarantees and commitments in Note 11 – Commitments and – Contracts, respectively.

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

The components of net periodic cost (income) for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(millions)
Service cost	$18	$17	$—	$—	$52	$53	$1	$1
Interest cost	34	33	2	2	102	99	6	6
Expected return on plan assets	(103)	(100)	—	—	(310)	(304)	—	—
Amortization of prior service benefit	(1)	—	—	—	(1)	—	—	—
Special termination benefit(a)	—	(1)	—	—	—	27	—	—
Net periodic cost (income) at NEE	$(52)	$(51)	$2	$2	$(157)	$(125)	$7	$7
Net periodic cost (income) allocated to FPL	$(30)	$(32)	$2	$2	$(90)	$(72)	$6	$6
———————————————
(a)Reflects enhanced early retirement benefit.

8.  Debt

Significant long-term debt issuances and borrowings during the nine months ended September 30, 2025 were as follows:

	Principal Amount	Interest Rate			Maturity Date
	(millions)
FPL:
First mortgage bonds	$2,000	5.30%	–	5.80%	2034	–	2065
NEECH:
Debentures – fixed	$4,500	4.85%	–	5.90%	2028	–	2055
Debentures – variable	$500	Variable(a)			2028
Junior subordinated debentures – variable	$2,500	6.38%	–	6.50%(b)	2055
Junior subordinated debentures – fixed	$875	6.50%			2085
Australian dollar denominated subordinated notes(c)	$506	Variable(d)			2055
Canadian dollar denominated debentures(c)	$1,463	3.83%	–	4.67%	2030	–	2035
Revolving credit facilities	$1,150	Variable(a)			2027
NEER:
Other long-term debt	$480	Variable(a)			2028
Other long-term debt	$330	Variable(a)			2030
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In August 2025, NEECH completed a remarketing of approximately $2.0 billion aggregate principal amount of its Series M Debentures due September 1, 2027 that were issued in September 2022 as components of equity units issued concurrently by NEE (September 2022 equity units). The debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the debentures, the interest rate on the debentures was reset to 4.685% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2025. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the September 2022 equity units, in August and September 2025, NEE issued approximately 22.8 million shares of common stock in exchange for $2.0 billion.

9.  Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$2,438	$1,852	$5,300	$5,743
Denominator:
Weighted-average number of common shares outstanding – basic	2,064.6	2,053.5	2,059.0	2,052.5
Equity units, stock options, performance share awards, restricted stock and exchangeable notes(a)	6.0	7.9	5.3	5.8
Weighted-average number of common shares outstanding – assuming dilution	2,070.6	2,061.4	2,064.3	2,058.3
Earnings per share attributable to NEE:
Basic	$1.18	$0.90	$2.57	$2.80
Assuming dilution	$1.18	$0.90	$2.57	$2.79
———————————————
(a)Calculated primarily using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options, performance share awards and/or exchangeable notes, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 49.7 million and 24.6 million for the three months ended September 30, 2025 and 2024, respectively, and 65.0 million and 31.0 million for the nine months ended September 30, 2025 and 2024, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended September 30, 2025
Balances, June 30, 2025	$24	$(15)		$(19)	$(68)	$8	$(70)
Other comprehensive income (loss) before reclassifications	—	10		—	(13)	—	(3)
Amounts reclassified from AOCI	—	1	(a)	—	—	—	1
Net other comprehensive income (loss)	—	11		—	(13)	—	(2)
Balances, September 30, 2025	$24	$(4)		$(19)	$(81)	$8	$(72)
———————————————
(a)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Nine Months Ended September 30, 2025
Balances, December 31, 2024	$23		$(37)		$(19)	$(101)	$8	$(126)
Other comprehensive income before reclassifications	—		28		—	20	—	48
Amounts reclassified from AOCI	1	(a)	5	(b)	—	—	—	6
Net other comprehensive income	1		33		—	20	—	54
Balances, September 30, 2025	$24		$(4)		$(19)	$(81)	$8	$(72)

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

FPL 2025 Base Rate Proceeding – In February 2025, FPL filed a petition with the FPSC requesting, among other things, approval of a four-year base rate plan that would begin in January 2026 (proposed four-year rate plan) replacing the current base rate settlement agreement that has been in place since 2022 (2021 rate agreement).

On August 20, 2025, FPL and 10 of the 13 intervenor groups in FPL’s base rate proceeding filed with the FPSC a joint motion requesting that the FPSC approve a stipulation and settlement agreement (proposed 2025 rate agreement) that would resolve all matters in FPL’s pending base rate proceeding. Key elements of the proposed 2025 rate agreement, which would be effective from January 2026 through at least December 2029, include the following:

•New retail base rates and charges would be established resulting in the following increases in annualized retail base revenues:
◦$945 million beginning January 1, 2026; and
◦$705 million beginning January 1, 2027.
•In addition, FPL would receive, subject to conditions specified in the proposed 2025 rate agreement, base rate increases associated with solar generation projects that enter service in 2027, 2028 and 2029 and battery storage projects that enter service in 2028 and 2029 through a Solar and Battery Base Rate Adjustment (SoBRA) mechanism. FPL would be required to demonstrate either a specified economic or resource/reliability need for these projects.
•FPL's authorized regulatory ROE would be 10.95%, with a range of 9.95% to 11.95%. If FPL's earned regulatory ROE were to fall below 9.95%, FPL could seek retail base rate relief. If the earned regulatory ROE were to rise above 11.95%, any party with standing could seek a review of FPL's retail base rates.
•FPL's authorized regulatory capital structure would reflect a 59.6% equity ratio, consistent with prior base rate cases.
•FPL would be authorized to implement a rate stabilization mechanism (RSM) over the term of the proposed 2025 rate agreement that would be comprised of: 1) up to $1.155 billion of certain deferred tax liabilities related to repairs and mixed service costs, 2) any balance remaining related to FPL’s existing reserve amortization mechanism as of January 1, 2026 and 3) investment tax credit amortization associated with certain battery storage projects that will go into service in 2025 (collectively, the RSM reserve). Subject to certain conditions, FPL could amortize the RSM reserve over the term of the proposed 2025 rate agreement, provided that in any year of the proposed 2025 rate agreement FPL would be required to amortize at least enough RSM reserve amount to maintain its minimum authorized regulatory ROE and also could not amortize any RSM reserve amount that would result in an earned regulatory ROE in excess of its maximum authorized regulatory ROE.
•Future storm restoration costs would continue to be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that produces a surcharge of no more than $5 for every 1,000 kilowatt-hours of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
eligible for recovery in subsequent years. If storm restoration costs, inclusive of the costs to replenish the storm reserve, exceed the cap, FPL could request an increase to the $5 surcharge.
•If federal or state permanent corporate income tax changes become effective during the term of the proposed 2025 rate agreement, FPL would be able to prospectively adjust base rates after a review by the FPSC.
•FPL would be permitted to implement tariffs for large load customers with new or incremental load of 50 MW or greater and with a load factor of at least 85%.

The proposed 2025 rate agreement is subject to FPSC approval. Hearings on the proposed four-year rate plan and on the proposed 2025 rate agreement were held in October 2025 and the FPSC is expected to rule on the proposed 2025 rate agreement on November 20, 2025.

Restricted Cash – At September 30, 2025 and December 31, 2024, NEE had approximately $323 million ($48 million for FPL) and $159 million ($101 million for FPL), respectively, of restricted cash, which, at December 31, 2024, was offset by $244 million of cash received on exchange-traded derivative positions resulting in a balance of $(85) million. Restricted cash accounts are included in current other assets on NEE's and FPL's condensed consolidated balance sheets and primarily relate to debt service payments and margin cash collateral requirements (funding) at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $128 million is netted against derivative liabilities at September 30, 2025 and $279 million is netted against derivative assets at December 31, 2024. See Note 2.

Storm Cost Recovery – In January 2025, FPL began recovering eligible storm costs and replenishment of the storm reserve through a storm surcharge totaling approximately $1.2 billion, related to Hurricanes Debby, Helene and Milton which impacted FPL's service area in 2024. The amount is being collected over a 12-month period and is subject to refund based on an FPSC prudence review. Recoverable storm costs are recorded as current regulatory assets on NEE's and FPL's condensed consolidated balance sheets. The unpaid portion of the storm restoration costs at September 30, 2025 and December 31, 2024, of approximately $55 million and $557 million, respectively, including estimated capital costs, is included in current other liabilities on NEE's and FPL's condensed consolidated balance sheets.

Structured Payables – At September 30, 2025 and December 31, 2024, NEE's outstanding obligations under its structured payables program were approximately $2.3 billion and $4.0 billion, respectively.

Income Taxes – For taxable years beginning after 2022, clean energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of clean energy tax credits for the nine months ended September 30, 2025 and 2024 of approximately $766 million and $768 million, respectively, are reported in the cash received for income taxes – net within the supplemental disclosures of cash flow information on NEE's condensed consolidated statements of cash flows. In connection with entering into the agreements to sell clean energy tax credits, NEECH provides certain indemnifications to the purchasers regarding the existence and qualifications of such credits. NEE has not recorded any material liability related to these indemnifications after considering the nature of the indemnifications and NEE’s experience in generating and utilizing clean energy tax credits. NEE's exposure to refund credits sold generally terminates based on the individual purchaser’s tax return statute of limitations which cannot be estimated.

Noncontrolling Interests – At September 30, 2025 and December 31, 2024, approximately $9,252 million and $9,062 million, respectively, of noncontrolling interests on NEE's condensed consolidated balance sheets relates to differential membership interests. For the three months ended September 30, 2025 and 2024, NEE recorded earnings of approximately $309 million and $281 million, respectively, and for the nine months ended September 30, 2025 and 2024 approximately $1,120 million and $986 million, respectively, associated with differential membership interests, which is reflected as net loss attributable to noncontrolling interests on NEE's condensed consolidated statements of income.

Disposal of Businesses – In July 2025, a subsidiary of NEET entered into an agreement to sell a 50% equity interest in a joint venture, consisting of a rate-regulated transmission asset located in California. NEER expects to close the sale in the first quarter of 2026, subject to the satisfaction of customary closing conditions and the receipt of regulatory approvals, for cash proceeds of approximately $270 million, subject to closing adjustments. Upon closing, the transmission assets and liabilities will be removed from NEE's balance sheet and NEE's remaining 50% interest will be reflected as an equity method investment.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In September 2024, subsidiaries of NextEra Energy Resources sold 100% ownership interests in certain natural gas and oil shale formations and, as part of a joint venture (pipeline joint venture), sold an ownership interest, representing an approximately 15% economic interest, in three natural gas pipeline facilities located in the southern U.S. for total cash proceeds of approximately $101 million. A NextEra Energy Resources subsidiary has operated and continues to operate two of the pipeline facilities included in the sale. In connection with the sale, a gain of approximately $120 million ($77 million after tax) was recorded in NEE's condensed consolidated statements of income for the three and nine months ended September 30, 2024 and is included in gains on disposal of businesses/assets – net. NEE’s remaining equity method investment interest, an approximately 85% economic interest, in the pipeline joint venture is a noncontrolling interest based on the governance structure of the joint venture.

In September 2024, subsidiaries of NextEra Energy Resources sold an ownership interest, representing an approximately 65% economic interest, as part of a joint venture (renewable assets joint venture), consisting of a portfolio of five wind generation facilities and three solar generation facilities located in geographically diverse locations throughout the U.S. with a total generating capacity of 1,634 MW, for cash proceeds of approximately $900 million. A NextEra Energy Resources subsidiary continues to operate the facilities included in the sale. In connection with the sale, a gain of approximately $103 million ($76 million after tax) was recorded in NEE's condensed consolidated statements of income for the three and nine months ended September 30, 2024 and is included in gains on disposal of businesses/assets – net. NEE’s remaining equity method investment interest, an approximately 35% economic interest, in the renewable assets joint venture is a noncontrolling interest based on the governance structure of the joint venture.

Property, Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(millions)
Electric plant in service and other property	$163,791	$151,677	$92,507	$87,596
Nuclear fuel	1,822	1,676	1,149	1,140
Construction work in progress	23,320	21,658	7,795	7,214
Property, plant and equipment, gross	188,933	175,011	101,451	95,950
Accumulated depreciation and amortization	(38,890)	(36,159)	(20,932)	(19,784)
Property, plant and equipment – net	$150,043	$138,852	$80,519	$76,166

During the three months ended September 30, 2025 and 2024, FPL recorded AFUDC of approximately $60 million and $69 million, respectively, including AFUDC – equity of $46 million and $49 million, respectively. During the nine months ended September 30, 2025 and 2024, FPL recorded AFUDC of approximately $159 million and $180 million, respectively, including AFUDC – equity of $123 million and $139 million, respectively. During the three months ended September 30, 2025 and 2024, NEER capitalized interest on construction projects of approximately $179 million and $134 million, respectively. During the nine months ended September 30, 2025 and 2024, NEER capitalized interest on construction projects of approximately $477 million and $344 million, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
At September 30, 2025, estimated capital expenditures, on an accrual basis, for the remainder of 2025 through 2029 were as follows:

	Remainder of 2025	2026	2027	2028	2029	Total
	(millions)
FPL:
Generation:(a)
New(b)	$490	$3,390	$3,385	$3,385	$3,510	$14,160
Existing	325	1,160	1,325	1,275	1,275	5,360
Transmission and distribution(c)	1,080	4,255	4,080	4,325	4,710	18,450
Nuclear fuel	130	300	305	395	375	1,505
General and other	290	880	810	790	715	3,485
Total	$2,315	$9,985	$9,905	$10,170	$10,585	$42,960
NEER:(d)
Wind(e)	$675	$2,370	$1,005	$185	$185	$4,420
Solar(f)	2,545	7,305	3,170	1,475	10	14,505
Other clean energy(g)	645	2,960	1,790	295	15	5,705
Nuclear, including nuclear fuel	150	375	425	430	445	1,825
Rate-regulated transmission	290	855	705	605	730	3,185
Other	195	475	380	335	280	1,665
Total	$4,500	$14,340	$7,475	$3,325	$1,665	$31,305
———————————————
(a)Includes AFUDC of approximately $45 million, $170 million, $180 million, $175 million and $160 million for the remainder of 2025 through 2029, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $5 million, $80 million, $75 million, $110 million and $140 million for the remainder of 2025 through 2029, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 2,683 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 12,497 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects totaling approximately 4,280 MW and related transmission, as well as renewable fuels projects.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 5 with regards to XPLR, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $864 million at September 30, 2025. These obligations primarily relate to guaranteeing obligations under equity capital contribution and purchased power agreements and the residual value of a financing lease. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries is the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

At September 30, 2025, NEER has entered into contracts primarily for the purchase of wind turbines, wind towers, solar modules and batteries and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel with expiration dates through 2033. Approximately $7.4 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2041.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The required capacity and/or minimum payments under contracts, including those discussed above, at September 30, 2025 were estimated as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter
	(millions)
FPL(a)	$290	$1,175	$1,145	$1,110	$1,095	$7,315
NEER(b)(c)	$2,780	$5,160	$1,010	$310	$140	$475
———————————————
(a)Includes approximately $100 million, $400 million, $400 million, $400 million, $395 million and $4,765 million for the remainder of 2025 through 2029 and thereafter, respectively, of firm commitments related to natural gas transportation agreements with affiliates. The charges associated with these agreements are recoverable through the fuel clause. For the three and nine months ended September 30, 2025, the charges associated with these agreements totaled approximately $104 million and $308 million, respectively. For the three and nine months ended September 30, 2024, the charges associated with these agreements totaled approximately $103 million and $306 million, respectively, of which $24 million and $72 million, respectively, were eliminated in consolidation at NEE.
(b)Includes approximately $155 million of commitments to invest in technology and other investments through 2032. See Note 6 – Other.
(c)Includes approximately $460 million, $725 million and $5 million for the remainder of 2025, 2026 and 2028, respectively, of joint obligations of NEECH and NEER.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Legal Proceedings – NEE, FPL, and certain current and former executives, are the named defendants in a purported shareholder securities class action lawsuit filed in the U.S. District Court for the Southern District of Florida in June 2023 and amended in December 2023 that seeks from the defendants unspecified damages allegedly resulting from alleged false or misleading statements regarding NEE's alleged campaign finance and other political activities. The alleged class of plaintiffs are all persons or entities who purchased or otherwise acquired NEE securities between December 2, 2021 and January 30, 2023. In September 2024, the class action lawsuit was dismissed with prejudice by the U.S. District Court for the Southern District of Florida. An appeal of the dismissal, which the lead plaintiffs filed with the U.S. Court of Appeals for the 11th Circuit in October 2024, remains pending. The defendants are vigorously defending against the claims in this proceeding.

NEE, along with certain current and former executives and directors are the named defendants in purported shareholder derivative actions filed in the 15th Judicial Circuit in Palm Beach County, Florida in July 2023, March 2024 and May 2025, in the U.S. District Court for the Southern District of Florida in October 2023 and November 2023 (which were consolidated in January 2024) and in the U.S. District Court for the Southern District of Florida in July 2024 and May 2025, seeking unspecified damages allegedly resulting from, among other things, breaches of fiduciary duties and, in the consolidated cases and the July 2024 case, violations of the federal securities laws, all purporting to relate to alleged campaign finance law violations and associated matters. The defendants are vigorously defending against the claims in these proceedings. NEE also has received demand letters and books and records requests from counsel representing other purported shareholders and containing similar allegations. These demands seek, among other things, a Board of Directors investigation of, and/or documentation regarding, these allegations. These derivative cases, demands and requests are effectively stayed pending the appeal of the securities class action lawsuit described above, except for the May 2025 action in which the defendants have filed a motion to dismiss that remains pending.

In November 2024, NEE was named as defendant in an antitrust lawsuit (Avangrid, Inc. et al. v. NextEra Energy, Inc.) filed in the U.S. District Court for the District of Massachusetts. The original complaint sought damages of $350 million, which would be tripled in the event of a finding of monopolization under the Sherman Act, from the defendants for alleged violations of federal and state antitrust laws, as well as Massachusetts state laws. In September 2025, the U.S. District Court for the District of Massachusetts dismissed the alleged violations of federal and state antitrust laws. The court has not yet considered the Massachusetts state law claims; so NEE's motion to dismiss such claims remains pending oral argument. NEE is vigorously defending against the remaining claims in this proceeding.

XPLR, NEE and certain NEE executives who also serve or served as directors or officers of XPLR are the named defendants in a purported federal securities class action lawsuit filed in the U.S. District Court for the Southern District of California in July 2025 that seeks unspecified damages alleging that the defendants made false and misleading statements regarding XPLR's business model, XPLR distributions, and its arrangements relating to noncontrolling Class B members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries are or were a party. The alleged class includes all persons or entities other than the defendants who purchased or otherwise acquired XPLR securities between September 27, 2023 and January 27, 2025. The defendants are vigorously defending against the claims in this proceeding.

XPLR, NEE and certain current and former XPLR directors or officers, some of whom are also current and former NEE executives, are the named defendants in a purported unitholder derivative action filed in the U.S. District Court for the Southern District of California in August 2025. The complaint alleges, among other things, that defendants breached their fiduciary duties by making, or causing XPLR to make, false and misleading statements regarding XPLR's business model, distributions, financial arrangements and equity needs. The plaintiff seeks declaratory and monetary relief, changes to corporate governance and internal procedures, and attorneys’ fees and costs. The defendants are vigorously defending against the claims in this proceeding.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Net income attributable to NEE and significant expenses for NEE's reportable segments and the FPL reportable segment are shown below.

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	FPL	NEER		Total	FPL	NEER		Total
	(millions)
Operating revenues	$5,285	$2,566		$7,851	$4,939	$2,585		$7,524
Corporate and Other				115				43
Total consolidated revenues				$7,966				$7,567

Less:
Fuel, purchased power and interchange	1,124	299			1,208	268
Other operations and maintenance	432	810			417	706
Depreciation and amortization	1,385	695			974	653
Taxes other than income taxes and other – net	547	103			511	88
Interest expense	320	405	(a)		304	597	(a)
Income tax expense (benefit)(b)	52	(205)			277	(37)

Other segment items(c)	38	816			45	913
Net income attributable to NEE for reportable segments	1,463	1,275		$2,738	1,293	1,223		$2,516

Reconciliation of segment profit/(loss)
Corporate and Other				(300)				(664)
Net income attributable to NEE	$1,463	$1,275		$2,438	$1,293	$1,223		$1,852
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

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	FPL	NEER		Total	FPL	NEER		Total
	(millions)
Operating revenues	$13,989	$6,643		$20,632	$13,163	$6,094		$19,257
Corporate and Other				280				111
Total consolidated revenues				$20,912				$19,368

Less:
Fuel, purchased power and interchange	3,006	766			3,322	688
Other operations and maintenance	1,254	2,126			1,171	2,055
Depreciation and amortization	2,873	2,043			1,971	1,935
Taxes other than income taxes and other – net	1,544	328			1,455	262
Interest expense	964	1,367	(a)		874	1,067	(a)
Income tax expense (benefit)(b)	431	(1,073)			813	(397)

Other segment items(c)	137	1,344			141	2,257
Net income attributable to NEE for reportable segments	4,054	2,430		$6,484	3,698	2,741		$6,439

Reconciliation of segment profit/(loss)
Corporate and Other				(1,184)				(696)
Net income attributable to NEE	$4,054	$2,430		$5,300	$3,698	$2,741		$5,743
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)
NEE's and FPL's additional segment information is as follows:

	FPL	NEER	Total Reportable Segments	Corporate and Other	Total Consolidated
	(millions)
Three Months Ended September 30, 2025
Equity in earnings of equity method investees	$—	$195	$195	$9	$204
Net loss attributable to noncontrolling interests	$—	$303	$303	$—	$303

Nine Months Ended September 30, 2025
Equity in earnings (losses) of equity method investees	$—	$(275)	$(275)	$9	$(266)
Net loss attributable to noncontrolling interests	$—	$1,061	$1,061	$—	$1,061
Capital expenditures, independent power and other investments and nuclear fuel purchases	$6,859	$12,464	$19,323	$5	$19,328

September 30, 2025
Property, plant and equipment – net	$80,519	$69,360	$149,879	$164	$150,043
Total assets	$103,614	$97,646	$201,260	$3,094	$204,354
Investment in equity method investees	$—	$5,438	$5,438	$13	$5,451

	FPL	NEER	Total Reportable Segments	Corporate and Other	Total Consolidated
	(millions)
Three Months Ended September 30, 2024
Equity in earnings of equity method investees	$—	$237	$237	$—	$237
Net loss attributable to noncontrolling interests	$—	$261	$261	$—	$261

Nine Months Ended September 30, 2024
Equity in earnings of equity method investees	$—	$578	$578	$21	$599
Net loss attributable to noncontrolling interests	$—	$918	$918	$—	$918
Capital expenditures, independent power and other investments and nuclear fuel purchases	$6,409	$13,582	$19,991	$117	$20,108

December 31, 2024
Property, plant and equipment – net	$76,166	$62,526	$138,692	$160	$138,852
Total assets	$98,141	$89,398	$187,539	$2,605	$190,144
Investment in equity method investees	$—	$6,118	$6,118	$—	$6,118

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(millions)				(millions)
FPL	$1,463	$1,293	$0.71	$0.63	$4,054	$3,698	$1.96	$1.80
NEER(a)	1,275	1,223	0.62	0.59	2,430	2,741	1.18	1.33
Corporate and Other	(300)	(664)	(0.15)	(0.32)	(1,184)	(696)	(0.57)	(0.34)
NEE	$2,438	$1,852	$1.18	$0.90	$5,300	$5,743	$2.57	$2.79
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$52	$(328)	$(649)	$(250)
Differential membership interests-related – NEER	$—	$—	$—	$(5)
XPLR investment gains, net – NEER(b)	$(7)	$(24)	$(650)	$(71)
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net – NEER	$45	$77	$50	$101
———————————————
(a)    For the three months ended September 30, 2025 and 2024, approximately $135 million and $191 million of gains, respectively, and for the nine months ended September 30, 2025 and 2024, approximately $71 million of losses and $44 million of gains, respectively, are included in NEER's net income; the remaining balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)    The nine months ended September 30, 2025 includes an impairment charge related to the investment in XPLR. See Note 3 – Nonrecurring Fair Value Measurements.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE increased by $586 million for the three months ended September 30, 2025 reflecting higher results at FPL, NEER and Corporate and Other. Net income attributable to NEE decreased by $443 million for the nine months ended September 30, 2025 reflecting lower results at NEER and Corporate and Other, partly offset by higher results at FPL.

FPL's increase in net income for the three and nine months ended September 30, 2025 was primarily driven by continued investments in plant in service and other property.

NEER's results increased for the three months ended September 30, 2025 primarily reflecting higher earnings from new investments and customer supply, partly offset by lower gains related to asset recycling and higher financing costs. NEER's results decreased for the nine months ended September 30, 2025 primarily reflecting an impairment charge related to the investment in XPLR as well as higher financing costs, partly offset by higher earnings from new investments and the customer supply business.

Corporate and Other's results increased for the three months ended September 30, 2025 primarily due to favorable non-qualifying hedge activity compared to 2024, partly offset by higher average debt balances and higher average interest rates. Corporate and Other's results decreased for the nine months ended September 30, 2025 primarily due to unfavorable non-qualifying hedge activity compared to 2024 as well as higher average debt balances and higher average interest rates.

NEE's effective income tax rates for the three months ended September 30, 2025 and 2024 were approximately (13)% and 0%, respectively. NEE's effective income tax rates for the nine months ended September 30, 2025 and 2024 were approximately (32)% and 3%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

A number of legislative, executive and administrative activities have occurred in 2025 that affect NEE and FPL including 1) the enactment of the OBBBA which, among other things, modified tax legislation affecting clean energy tax credits, 2) the issuance of a number of federal executive orders and presidential actions, 3) the imposition of tariffs on a variety of imports and 4) the issuance of guidance by various federal agencies. A number of similar activities remain pending or are in various phases of implementation, such as Treasury Department rulemaking authorized by the OBBBA, trade investigations that may lead to additional tariffs or place limitations on imports of certain materials, ordered reviews of, or process or policy changes with respect to, federal permitting and approvals for wind and solar projects and proposals by regional transmission operators regarding the process for interconnecting new generation projects to certain regional transmission grids that have been approved by FERC. There has been no material impact on NEE's or FPL's operations or financial performance as a result of these developments and NEE believes that its current pipeline of wind and solar facilities to be placed in service through 2030 will qualify for clean energy tax credits. NEE will assess any further developments for potential impacts in future periods.

FPL: Results of Operations

FPL's net income increased $170 million and $356 million for the three and nine months ended September 30, 2025, respectively. Investments in plant in service and other property grew FPL's average rate base by approximately $5.4 billion for both the three and nine months ended September 30, 2025 when compared to the same periods in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization is permitted by FPL's 2021 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. During the three and nine months ended September 30, 2025, FPL recorded the reversal of reserve amortization of approximately $218 million and reserve amortization of $423 million, respectively. During the three and nine months ended September 30, 2024, FPL recorded the reversal of reserve amortization of approximately $231 million and reserve amortization of $406 million, respectively. See Depreciation and Amortization Expense below. FPL earned an approximately 11.70% and 11.80% regulatory ROE on its retail rate base, based on a trailing thirteen-month average retail rate base as of September 30, 2025 and September 30, 2024, respectively.

In January 2025, FPL began recovering eligible storm costs and replenishment of the storm reserve through a storm surcharge totaling approximately $1.2 billion, related to Hurricanes Debby, Helene and Milton which impacted FPL's service area in 2024. The amount is being collected over a 12-month period and is subject to refund based on an FPSC prudence review. See Note 10 – Storm Cost Recovery.

In February 2025, FPL filed a petition with the FPSC requesting, among other things, approval of a four-year base rate plan that would begin in January 2026 replacing the 2021 rate agreement. On August 20, 2025, FPL and 10 of the 13 intervenor groups in FPL’s base rate proceeding filed with the FPSC a joint motion requesting that the FPSC approve a stipulation and settlement agreement that would resolve all matters in FPL's pending base rate proceeding. Hearings on the proposed four-year rate plan and on the proposed 2025 rate agreement were held in October 2025 and the FPSC is expected to rule on the proposed 2025 rate agreement on November 20, 2025. See Note 10 – FPL 2025 Base Rate Proceeding.

In July 2025, the Florida Supreme Court affirmed the FPSC's final and supplemental final order regarding FPL’s 2021 rate agreement. See Note 10 – FPL 2021 Rate Agreement.

Operating Revenues
During the three and nine months ended September 30, 2025, operating revenues increased $346 million and $826 million, respectively, primarily reflecting an increase in storm cost recovery revenues of approximately $386 million and $813 million, respectively, primarily associated with Hurricanes Debby, Helene and Milton, as discussed above. The increases in operating revenues for the three and nine months ended September 30, 2025 also reflect increases of approximately $45 million and $164 million, respectively, in revenues from the storm protection plan cost recovery clause as a result of increased investments. The increases in operating revenues for the three and nine months ended September 30, 2025 were partly offset by decreases in fuel revenues of approximately $85 million and $346 million, respectively, primarily related to lower fuel rates.

Additionally, during the three months ended September 30, 2025, a decrease in retail base revenues of approximately $24 million was primarily related to a decrease of 3.5% in the average usage per retail customer primarily driven by unfavorable weather, partly offset by an increase of 1.6% in the average number of customer accounts when compared to the prior year period. During the nine months ended September 30, 2025, retail base revenues increased by approximately $135 million which was primarily related to an increase of 1.7% in the average number of customer accounts, partly offset by a decrease of 1.4% in the average usage per retail customer driven by unfavorable weather when compared to the prior year period.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $84 million and $316 million for the three and nine months ended September 30, 2025, respectively, primarily reflecting lower amortization of deferred fuel costs as compared to the prior year periods.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $411 million and $902 million during the three and nine months ended September 30, 2025, respectively, primarily reflecting approximately $386 million and $813 million of higher amortization of deferred storm cost expenses primarily associated with Hurricanes Debby, Helene and Milton, as discussed above. During the three months ended September 30, 2025 and 2024, FPL recorded the reversal of reserve amortization of approximately $218 million and $231 million, respectively. During the nine months ended September 30, 2025 and 2024, FPL recorded reserve amortization of approximately $423 million and $406 million, respectively. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on the condensed consolidated balance sheets. At September 30, 2025, approximately $473 million of reserve amortization remains available under the 2021 rate agreement.

Income Taxes
During the three and nine months ended September 30, 2025, FPL’s income taxes decreased $225 million and $382 million, respectively, primarily related to higher clean energy tax credits as compared to the prior year periods.

NEER: Results of Operations

NEER’s results increased $52 million and decreased $311 million for the three and nine months ended September 30, 2025, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(millions)
New investments(a)	$177	$713
Existing clean energy(a)	5	(103)
Customer supply(b)	132	246
NEET(a)	9	33
Other, including financing costs, corporate general and administrative expenses, asset recycling and other investment income	(200)	(455)
Change in non-qualifying hedge activity(c)	(56)	(115)
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	(32)	(51)
XPLR investment gains, net(c)	17	(579)
Change in net income less net loss attributable to noncontrolling interests	$52	$(311)
———————————————
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with clean energy tax credits for wind, solar and storage projects, as applicable, but excludes allocation of financing costs and corporate general and administrative expenses, except for an allocated credit support charge related to guarantees issued to conduct business activities. Results from projects, pipelines and rate-regulated transmission facilities and transmission lines are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, and pipeline results are included in existing clean energy and rate-regulated transmission facilities and transmission lines are included in NEET beginning with the thirteenth month of operation or ownership.
(b)    Excludes allocation of financing costs and corporate general and administrative expenses, except for an allocated credit support charge related to guarantees issued to conduct business activities, and includes natural gas, natural gas liquids and oil production results.
(c)    See Overview – Adjusted Earnings for additional information.

New Investments
Results from new investments for the three and nine months ended September 30, 2025 increased primarily due to higher earnings related to new solar generation and battery storage facilities that entered service during or after the three and nine months ended September 30, 2024.

Customer Supply
Results from the customer supply business increased for the three and nine months ended September 30, 2025 primarily reflecting higher origination activity and margins than in the comparable prior year periods.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended September 30, 2025 decreased $19 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $259 million of gains for the three months ended September 30, 2025 compared to $574 million of gains for the comparable period in 2024);
partly offset by,
•net increases in revenues of $209 million from the customer supply business; and
•revenues from new investments of $136 million.

Operating revenues for the nine months ended September 30, 2025 increased $549 million primarily due to:
•net increases in revenues of $386 million from the customer supply business; and
•revenues from new investments of $361 million;
partly offset by,
•net decreases in revenues of $124 million from the existing clean energy business.

Operating Expenses – net
Operating expenses – net for the three months ended September 30, 2025 increased $192 million primarily due to increases of $104 million in O&M expense and $42 million in depreciation and amortization expense. Operating expenses – net for the nine months ended September 30, 2025 increased $323 million primarily due to increases of $108 million in depreciation and amortization expense, $78 million in fuel, purchased power and interchange expense and $71 million in O&M expense. The increases for both periods were primarily associated with growth across the NEER businesses.

Gains on Disposal of Businesses/Assets – net
For the three and nine months ended September 30, 2025, the changes in gains on disposal of businesses/assets – net is the result of lower disposal gains as compared to the prior year periods which included the September 2024 sales of ownership interests in connection with the pipeline joint venture and the renewable assets joint venture. See Note 10 – Disposal of Businesses.

Interest Expense
NEER’s interest expense for the three months ended September 30, 2025 decreased $192 million primarily reflecting approximately $184 million of favorable impacts related to changes in the fair value of interest rate derivative instruments. NEER's interest expense for the nine months ended September 30, 2025 increased $300 million primarily reflecting approximately $167 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments as well as higher average debt balances.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $275 million of equity in losses of equity method investees for the nine months ended September 30, 2025, compared to $578 million of equity in earnings of equity method investees for the nine months ended September 30, 2024. The change for the nine months ended September 30, 2025 primarily reflects losses related to the investment in XPLR including an impairment charge of approximately $0.7 billion ($0.5 billion after tax) (see Note 3 – Nonrecurring Fair Value Measurements).

Income Taxes
PTCs from wind and solar projects and ITCs from solar, battery storage and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. NEER's effective income tax rate is primarily based on the composition of pretax income (loss) in the periods presented, as well as the amount of clean energy tax credits in the periods presented. During the three and nine months ended September 30, 2025, clean energy tax credits increased by approximately $142 million and $505 million, respectively, reflecting growth in NEER's business. See Note 4.

Subsequent License Renewal
In September 2025, the license renewals for Point Beach Units 1 and 2 were approved by the NRC, extending the expiration dates of the operating licenses to 2050 and 2053, respectively.

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

Corporate and Other's results increased $364 million during the three months ended September 30, 2025 primarily due to favorable after-tax impacts of approximately $436 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments, partly offset by higher average debt balances and higher average interest rates. Corporate and Other's results decreased $488 million during the nine months ended September 30, 2025 primarily due to unfavorable after-tax impacts of approximately $284 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments as well as higher average debt balances and higher average interest rates.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital (see Note 10 – Storm Cost Recovery), capital expenditures (see Note 11 – Commitments), investments in or acquisitions of assets and businesses, payment of maturing debt and related derivative obligations (see Note 8 and Note 2) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt (see Note 8) and, from time to time, equity securities, proceeds from differential membership investors, sales of clean energy tax credits (see Note 10 – Income Taxes) and sales of ownership interests in assets/businesses (see Note 10 – Disposal of Businesses), consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE's sources and uses of cash for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
	(millions)
Sources of cash:
Cash flows from operating activities	$9,986	$11,279
Issuances of long-term debt, including premiums and discounts	15,246	16,175
Proceeds from differential membership investors	1,065	477
Sale of independent power and other investments of NEER	999	2,208
Issuances of common stock/equity units	2,028	47
Net increase in commercial paper and other short-term debt	3,475	4,205
Other sources – net	49	—
Total sources of cash	32,848	34,391
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(19,328)	(20,108)
Retirements of long-term debt	(7,546)	(8,941)
Repayments of cash swept to related parties – net	(128)	(1,460)
Dividends on common stock	(3,499)	(3,176)
Payments to differential membership investors	(166)	(720)
Other uses – net	(872)	(832)
Total uses of cash	(31,539)	(35,237)
Effects of currency translation on cash, cash equivalents and restricted cash	3	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,312	$(846)

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 11 – Commitments for estimated capital expenditures for the remainder of 2025 through 2029.

The following table provides a summary of capital investments for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
	(millions)
FPL:
Generation:
New	$2,411	$1,821
Existing	669	703
Transmission and distribution	3,333	3,296
Nuclear fuel	123	188
General and other	492	366
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	(169)	35
Total	6,859	6,409
NEER:
Wind	2,955	3,851
Solar (includes solar plus battery storage projects)	5,222	5,865
Other clean energy	2,936	1,853
Nuclear (includes nuclear fuel)	334	237
Customer supply – natural gas and oil production	280	1,003
Rate-regulated transmission	393	545
Other	344	228
Total	12,464	13,582
Corporate and Other	5	117
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$19,328	$20,108

Liquidity

At September 30, 2025, NEE's total net available liquidity was approximately $16.0 billion. The table below provides the components of FPL's and NEECH's net available liquidity at September 30, 2025.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$3,346	$10,519	$13,865	2028 – 2030	2025 – 2030
Issued letters of credit	(3)	(488)	(491)
	3,343	10,031	13,374

Bilateral revolving credit facilities(b)	2,580	3,550	6,130	2025 – 2028	2026 – 2027
Borrowings	—	(2,150)	(2,150)
	2,580	1,400	3,980

Letter of credit facilities(c)	—	4,314	4,314		2027 – 2029
Issued letters of credit	—	(3,569)	(3,569)
	—	745	745

Subtotal	5,923	12,176	18,099

Cash and cash equivalents	75	2,314	2,389
Commercial paper and other short-term borrowings outstanding(d)	(909)	(3,453)	(4,362)
Cash swept from unconsolidated entities	—	(123)	(123)
Net available liquidity	$5,089	$10,914	$16,003
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,200 million ($450 million for FPL and $2,750 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,566 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $1,976 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. As of September 30, 2025, approximately $5,239 million of NEECH's syndicated revolving credit facilities expire over the next 12 months.
(b)    Only available for the funding of loans. As of September 30, 2025, approximately $2,000 million of FPL's and $2,400 million of NEECH's bilateral revolving credit facilities expire over the next 12 months.
(c)    Only available for the issuance of letters of credit. As of September 30, 2025, approximately $139 million of the letter of credit facilities expire over the next 12 months.
(d)    Excludes short-term borrowings under NEECH's bilateral revolving credit facilities of $1,000 million, which are included in borrowings above.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 5 regarding guarantees of obligations on behalf of XPLR subsidiaries. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At September 30, 2025, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, at September 30, 2025, NEE subsidiaries had approximately $6.2 billion in guarantees related to obligations under purchased power and acquisition agreements, nuclear-related activities, payment obligations related to PTCs, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 11 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At September 30, 2025, these guarantees totaled approximately $2.1 billion and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. At September 30, 2025, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at September 30, 2025) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $1.4 billion.

At September 30, 2025, subsidiaries of NEE also had approximately $6.4 billion of standby letters of credit and approximately $1.7 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Nine Months Ended September 30, 2025			Year Ended December 31, 2024
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(8)	$6,952	$20,912	$(2)	$7,846	$24,753
Operating income (loss)	$(277)	$1,612	$6,694	$(331)	$1,254	$7,479
Net income (loss)	$(1,298)	$198	$4,239	$(12)	$1,156	$5,698
Net income (loss) attributable to NEE/NEECH	$(1,298)	$1,259	$5,300	$(12)	$2,405	$6,946

	September 30, 2025			December 31, 2024
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$1,047	$8,284	$12,671	$557	$7,166	$11,951
Total noncurrent assets	$2,636	$93,337	$191,683	$2,625	$85,583	$178,193
Total current liabilities	$7,331	$16,374	$22,911	$6,563	$18,080	$25,355
Total noncurrent liabilities	$43,805	$69,208	$116,847	$33,793	$58,074	$103,928
Redeemable noncontrolling interests	$—	$—	$—	$—	$401	$401
Noncontrolling interests	$—	$10,415	$10,415	$—	$10,359	$10,359

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2025 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three Months Ended September 30, 2025
Fair value of contracts outstanding at June 30, 2025	$1,182	$(1,443)	$(44)	$(305)
Reclassification to realized at settlement of contracts	(128)	92	24	(12)
Value of contracts acquired	39	(8)	—	31
Net option premium purchases (issuances)	8	5	—	13
Changes in fair value excluding reclassification to realized	224	124	25	373
Fair value of contracts outstanding at September 30, 2025	1,325	(1,230)	5	100
Net margin cash collateral paid (received)				9
Total mark-to-market energy contract net assets (liabilities) at September 30, 2025	$1,325	$(1,230)	$5	$109

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine Months Ended September 30, 2025
Fair value of contracts outstanding at December 31, 2024	$1,344	$(1,524)	$38	$(142)
Reclassification to realized at settlement of contracts	(604)	381	46	(177)
Value of contracts acquired	40	(4)	—	36
Net option premium purchases (issuances)	7	17	—	24
Changes in fair value excluding reclassification to realized	538	(100)	(79)	359
Fair value of contracts outstanding at September 30, 2025	1,325	(1,230)	5	100
Net margin cash collateral paid (received)				9
Total mark-to-market energy contract net assets (liabilities) at September 30, 2025	$1,325	$(1,230)	$5	$109

NEE's total mark-to-market energy contract net assets (liabilities) at September 30, 2025 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2025
(millions)
Current derivative assets	$819
Noncurrent derivative assets	1,773
Current derivative liabilities	(701)
Noncurrent derivative liabilities	(1,782)
NEE's total mark-to-market energy contract net assets	$109

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2025 were as follows:

	Maturity
	2025	2026	2027	2028	2029	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(141)	$(57)	$(56)	$(13)	$(35)	$13	$(289)
Significant other observable inputs	129	362	194	67	56	88	896
Significant unobservable inputs	145	131	49	32	37	324	718
Total	133	436	187	86	58	425	1,325
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(20)	(51)	(24)	(4)	11	3	(85)
Significant other observable inputs	(111)	(309)	(255)	(146)	(131)	(373)	(1,325)
Significant unobservable inputs	10	(6)	(41)	8	31	178	180
Total	(121)	(366)	(320)	(142)	(89)	(192)	(1,230)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	1	(2)	(1)	—	—	—	(2)
Significant unobservable inputs	5	2	—	—	—	—	7
Total	6	—	(1)	—	—	—	5
Total sources of fair value	$18	$70	$(134)	$(56)	$(31)	$233	$100

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)		Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)		Total
	FPL	NEE	FPL	NEE	FPL	NEE
	(millions)
December 31, 2024	$—	$6	$3	$98	$3	$88
September 30, 2025	$—	$3	$4	$53	$4	$52
Average for the nine months ended September 30, 2025	$—	$14	$11	$94	$11	$93
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $2 million and $6 million at September 30, 2025 and December 31, 2024, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Special use funds	$2,406	$2,406	$2,294	$2,294
Other investments, primarily debt securities	$2,254	$2,254	$2,007	$2,007
Long-term debt, including current portion	$87,760	$85,990	$80,446	$76,428
Interest rate contracts – net unrealized gains (losses)	$(794)	$(794)	$293	$293
FPL:
Special use funds	$1,838	$1,838	$1,741	$1,741
Long-term debt, including current portion	$27,512	$25,802	$26,745	$24,718
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

At September 30, 2025, NEE had interest rate contracts with a net notional amount of approximately $44.0 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE's net liabilities would increase by approximately $3,940 million ($1,280 million for FPL) at September 30, 2025.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $6,907 million and $6,164 million ($4,786 million and $4,219 million for FPL) at September 30, 2025 and December 31, 2024, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. At September 30, 2025, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $644 million ($438 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income. See Note 3.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At September 30, 2025, NEE's credit risk exposure associated with its energy marketing and trading operations, taking into account collateral and contractual netting rights, totaled approximately $3.0 billion ($88 million for FPL), of which approximately 92% (100% for FPL) was with companies that have investment grade credit ratings. See Note 2.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2025.

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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2025 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/25 – 7/31/25	—	$—	—	180,000,000
8/1/25 – 8/31/25	20,998	$75.41	—	180,000,000
9/1/25 – 9/30/25	—	$—	—	180,000,000
Total	20,998	$75.41	—
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

Item 5. Other Information

(c)    Rule 10b5-1 trading arrangements adopted and terminated during the three months ended September 30, 2025 were as follows:

•On August 7, 2025, John W. Ketchum, Chairman, President and Chief Executive Officer of NEE and Chairman of FPL, terminated a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 99,603 shares of NEE's common stock until March 12, 2026 that was originally entered into on March 12, 2025.
•On August 7, 2025, John W. Ketchum, Chairman, President and Chief Executive Officer of NEE and Chairman of FPL, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 99,603 shares of NEE's common stock until February 10, 2026.
•On September 11, 2025, Ronald Reagan, Executive Vice President Engineering, Construction and Integrated Supply Chain, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 46,654 shares of NEE's common stock until September 11, 2026.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL

*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 19, 2022, creating the Series M Debentures due September 1, 2027 (filed as Exhibit 4(e) to Form 10-Q quarter ended September 30, 2022, File No. 1-8841).
x
*4(b)
Letter, dated August 1, 2025, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series M Debentures due September 1, 2027 effective August 1, 2025 (filed as Exhibit 4(b) to Form 8-K dated August 1, 2025, File No. 1-8841).
x
10(a)	NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (Amended and Restated May 22, 2025)	x	x
10(b)	NextEra Energy, Inc. Amended and Restated 2021 Long Term Incentive Plan (Amended and Restated May 22, 2025)	x	x
10(c)	Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2021 Long Term Incentive Plan	x	x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: October 28, 2025

NEXTERA ENERGY, INC. (Registrant)

WILLIAM J. GOUGH
William J. Gough Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KEITH FERGUSON
Keith Ferguson Vice President, Accounting, Financial Planning and Controller (Principal Accounting Officer)