Form 10-K
period 2025-12-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2026-02-13
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates at June 30, 2025 (based on the closing market price on the Composite Tape on June 30, 2025) was $142,860,484,569.

There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates at June 30, 2025.

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at January 31, 2026: 2,083,521,964

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at January 31, 2026, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NextEra Energy, Inc.'s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC – equity	equity component of allowance for funds used during construction
Bcf	billion cubic feet
CAISO	California Independent System Operator
capacity clause	capacity cost recovery clause, as established by the FPSC
clean energy tax credits	production tax credits and investment tax credits collectively
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
environmental clause	environmental cost recovery clause, as established by the FPSC
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	U.S. Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ISO	independent system operator
ISO-NE	ISO New England Inc.
ITC	investment tax credit
kW	kilowatt
kWh	kilowatt-hour(s)
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MISO	Midcontinent Independent System Operator
MMBtu	One million British thermal units
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NERC	North American Electric Reliability Corporation
net capacity	net ownership interest in pipeline(s) capacity
net generating capacity	net ownership interest in plant(s) capacity
net generation	net ownership interest in plant(s) generation
Note __	Note __ to consolidated financial statements
NextEra Energy Resources	NextEra Energy Resources, LLC
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York Independent System Operator
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OEB	Ontario Energy Board
OTC	over-the-counter
OTTI	other than temporary impairment or other than temporarily impaired
PJM	PJM Interconnection, LLC
Point Beach	Point Beach Nuclear Power Plant
PPA	purchased power agreement(s)
PTC	production tax credit
PUCT	Public Utility Commission of Texas
regulatory ROE	return on common equity as determined for regulatory purposes
RPS	renewable portfolio standards
RTO	regional transmission organization
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
storm protection plan	storm protection plan cost recovery clause, as established by the FPSC
XPLR	XPLR Infrastructure, LP (formerly known as NextEra Energy Partners, LP)
XPLR OpCo	XPLR Infrastructure Operating Partners, LP (formerly known as NextEra Energy Operating Partners, LP), a subsidiary of XPLR
U.S.	United States of America

NEE, FPL, NEECH, NextEra Energy Resources and NEET each has subsidiaries and affiliates with names that may include NextEra Energy, FPL, NextEra Energy Resources, NextEra Energy Transmission, NextEra, FPL Group, FPL Energy and similar references. For convenience and simplicity, in this report the terms NEE, FPL, NEECH, NextEra Energy Resources, NEET and NEER are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context.

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

PART I

Item 1. Business

OVERVIEW

NEE is one of the largest electric power and energy infrastructure companies in North America. As of December 31, 2025, NEE had approximately 80 gigawatts of net generation and storage capacity from a diverse portfolio of assets, primarily including natural gas, wind, solar and nuclear generation facilities and battery storage facilities. NEE has two principal businesses, FPL and NEER. FPL is the largest electric utility in Florida and the U.S. FPL’s strategic focus is centered on investing in generation, storage, transmission and distribution facilities to deliver on its value proposition of keeping customer bills low and delivering high reliability, outstanding customer service and energy from diverse generation sources for the benefit of its more than six million customer accounts. NEER is one of the largest energy infrastructure developers in the U.S. NEER’s strategic focus is centered on the development, construction and operation of long-term contracted generation facilities, including renewables, nuclear and natural gas, as well as battery storage facilities. NEER also builds and owns regulated electric and gas transmission assets, is a leading gas and power supplier, and delivers integrated energy and technology solutions to utilities and businesses across the U.S.

NEE seeks to create value in its two principal businesses by meeting customer needs more economically and reliably than its competitors. NEE's strategy has resulted in profitable growth over sustained periods at both FPL and NEER. Management seeks to grow each business (see Note 15 – Commitments) in a manner consistent with the varying opportunities available to it; however, management believes that the diversification and balance represented by FPL and NEER is a valuable characteristic of the enterprise and recognizes that each business contributes to NEE's financial strength in different ways. FPL and NEER share a common platform with the objective of lowering costs, creating efficiencies and encouraging innovative ideas for their businesses. NEE and its subsidiaries, with employees totaling approximately 17,400 as of December 31, 2025, continue to develop and implement enterprise-wide initiatives, including deploying advanced technologies such as artificial intelligence and proprietary tools, focused on improving processes, lowering costs and driving growth.

NEE's reportable segments for financial reporting purposes are FPL and NEER (see Note 16). NEECH, a wholly owned subsidiary of NEE, owns and provides funding for NEE's operating subsidiaries, other than FPL and its subsidiaries. The following diagram depicts NEE's simplified ownership structure:

FPL

FPL is a rate-regulated electric utility engaged primarily in the generation, storage, transmission, distribution and sale of electric energy in Florida. FPL is the largest electric utility in Florida and the U.S. As of December 31, 2025, FPL had 35,963 MW of net generating capacity, approximately 93,000 circuit miles of transmission and distribution lines and 932 substations. FPL provides electric service through an integrated transmission and distribution system that links its generation facilities to its customers.

FPL serves approximately 12 million people through more than 6 million customer accounts. The following map shows FPL's service areas and plant locations as of February 13, 2026, which cover most of the east and lower west coasts of Florida and are in ten counties throughout northwest Florida (see FPL Sources of Generation below).

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida. The percentage of FPL's operating revenues and customer accounts by customer class were as follows:

Operating Revenues
8%
3%
32%
57%
7%
3%
33%
57%
7%
3%
33%
57%
2025
2024
2023
Years
Residential
Commercial
Wholesale
Other

December 31, 2025
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

FPL seeks to maintain low rates for its customers, while continuing to deliver reliable service. Since rates are largely cost-based, maintaining low rates requires a strategy focused on developing and maintaining a low-cost position, including the implementation of ideas generated from cost savings initiatives and the use of advanced technologies such as artificial intelligence. FPL also seeks to serve large-load customers, such as data centers, through the tariff established in the 2025 rate agreement (as defined in FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2026 through December 2029 below).

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its electric retail customers is provided primarily under franchise agreements negotiated with municipalities or counties. During the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents. As of December 31, 2025, FPL held 226 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2055. These franchise agreements cover the vast majority of FPL's retail customer base in Florida. As of December 31, 2025, FPL also provided service to customers in 10 other municipalities and to 27 unincorporated areas within its service area without franchise agreements, pursuant to the general obligation to serve as a public utility. FPL relies upon Florida law for access to public rights-of-way.

Because any customer may elect to provide its own electric services, FPL effectively must compete for an individual customer's business. As a practical matter, few customers provide their own service at the present time since FPL's cost of service is lower than the cost of self-generation for a significant majority of customers. Changing technology (particularly the increasing efficiency of solar power generation), tax incentives, economic conditions, regulatory changes and other factors could alter the favorable relative cost position that FPL currently enjoys; however, FPL seeks as a matter of strategy to ensure that it delivers superior value in the form of low customer bills, high reliability, outstanding customer service and energy from diverse generation sources.

In addition to self-generation by residential, commercial and industrial customers, FPL also faces competition from other suppliers of electrical energy to wholesale and industrial customers and from alternative energy sources. In 2025, 2024 and 2023, annual operating revenues from wholesale and industrial electric customers combined represented approximately 5% of FPL's total operating revenues.

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

FPL SOURCES OF GENERATION

As of December 31, 2025, FPL's resources for serving load consisted of approximately 36,616 MW of net generating capacity, of which 36,372 MW were from FPL-owned facilities and 244 MW were available through PPAs. FPL owned and operated 44 units with generating capacity of 24,314 MW that primarily use natural gas and 108 solar generation facilities with generating capacity totaling 7,932 MW. In addition, FPL owned, or had undivided interests in, and operated four nuclear units with net generating capacity totaling 3,502 MW (see Nuclear Operations below) and had a joint ownership interest in a coal unit located in Georgia, which is operated by the joint owner, with a net generating capacity of 215 MW (see Note 7 – Jointly-Owned Electric Plants). FPL also develops and constructs battery storage projects, which, when combined with its solar projects, serve to enhance its ability to meet customer needs for a nearly firm generation source. As of December 31, 2025, FPL had 991 MW of battery storage capacity that delivers energy to the transmission system. FPL customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in its service area. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.

In 2025, FPL added new solar generation with capacity totaling 894 MW and battery storage capacity totaling 522 MW. In January 2026, FPL placed 596 MW of solar generating capacity in service and expects to place an additional 298 MW of solar capacity and approximately 1,420 MW of additional battery storage capacity in service over the remainder of 2026.

In 2025, FPL received FERC approval for the acquisition of a 660 MW gas-fired peaking facility with dual fuel capability. The acquisition is expected to close in 2027.

Fuel Sources

FPL relies upon a mix of fuel sources for its generation facilities, the ability of some of its generation facilities to operate on both natural gas and low sulfur diesel, the use of battery storage at certain generation facilities and on purchased power to maintain the flexibility to achieve a more economical fuel mix in order to respond to market and industry developments.

*approximately 66% has dual fuel capability
**certain solar facilities have approximately 582 MW of co-located batteries

Significant Fuel and Transportation Contracts. As of December 31, 2025, FPL had the following significant fuel and transportation contracts in place:

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

Nuclear Operations

As of December 31, 2025, FPL owned, or had undivided interests in, and operated the four nuclear units in Florida discussed below. FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	Net Generating Capacity (MW)	Beginning of Next Scheduled Refueling Outage	Operating License Expiration Date
St. Lucie Unit 1	981	April 2027	2036(a)
St. Lucie Unit 2	840(b)	April 2026	2043(a)
Turkey Point Unit 3	837	February 2028	2052(c)
Turkey Point Unit 4	844	February 2027	2053(c)
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

NRC regulations require FPL to submit a plan for decontamination and decommissioning five years before the projected end of plant operation. If the license renewals are approved by the NRC, FPL's plans provide for St. Lucie Unit 1 to be shut down in 2056 with decommissioning activities to be integrated with the dismantlement of St. Lucie Unit 2 commencing in 2063. FPL's plans provide for the dismantlement of Turkey Point Units 3 and 4 with decommissioning activities commencing in 2052 and 2053, respectively.

FPL's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel that is generated at these facilities through license expiration, as well as through any pending license extensions.

FPL ENERGY MARKETING AND TRADING

FPL's Energy Marketing & Trading division (EMT) supports the operation of FPL's generation fleet by procuring and managing fuel supplies and related energy commodities, including renewable energy credits (RECs). EMT sources natural gas, oil and low sulfur diesel from a diverse set of suppliers and geographic markets. FPL sells excess fuel and electricity when available and also uses derivative instruments (primarily swaps, options and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity. The results of EMT's activities are primarily passed through to customers in the fuel or capacity clauses, and beginning in 2026, certain amounts will be recognized in base rates. See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity and Note 3.

FPL REGULATION

FPL's operations are subject to regulation by a number of federal, state and other organizations, including, but not limited to, the following:

•the FPSC, which has jurisdiction over retail rates, service areas, issuances of securities, and planning, siting and construction of facilities, among other things;
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

•the NRC, which has jurisdiction over the operation of nuclear power plants through the issuance of operating licenses, rules, regulations and orders; and
•the EPA, which has the responsibility to maintain and enforce national standards under a variety of environmental laws, and in some cases delegates authority to state agencies. The EPA also works with industries and all levels of government, including federal and state governments, in a wide variety of voluntary pollution prevention programs and energy conservation efforts.

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

Base Rates. In general, the basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These basic costs include O&M expenses, depreciation and taxes, as well as a return on investment in assets used and useful in providing electric service (rate base). When base rates are established, the allowed rate of return on rate base approximates the FPSC's determination of the utility's estimated weighted-average cost of capital, which includes its costs for outstanding debt and an allowed return on common equity. The FPSC monitors the utility's actual regulatory ROE through a surveillance report that is filed monthly with the FPSC. The FPSC does not provide assurance that any regulatory ROE will be achieved. Base rates are determined in rate proceedings or through negotiated settlements of those proceedings. Proceedings can occur at the initiative of the utility or upon action by the FPSC. Existing base rates remain in effect until new base rates are approved by the FPSC.

Base Rates Effective January 2026 through December 2029 – In January 2026, the FPSC issued a final order approving a stipulation and settlement agreement between FPL and several intervenors in FPL's base rate proceeding (2025 rate agreement). Key elements of the 2025 rate agreement, which became effective in January 2026 and continues through at least December 2029, include, among other things, the following:

•New retail base rates and charges were established resulting in the following increases in annualized retail base revenues:
◦$945 million beginning January 1, 2026; and
◦$705 million beginning January 1, 2027.
•In addition, FPL will receive, subject to conditions specified in the 2025 rate agreement, base rate increases associated with solar generation projects that enter service in 2027, 2028 and 2029 and battery storage projects that enter service in 2028 and 2029 through a Solar and Battery Base Rate Adjustment (SoBRA) mechanism. FPL is required to demonstrate either a specified economic or resource/reliability need for these projects.
•FPL's authorized regulatory ROE is 10.95%, with a range of 9.95% to 11.95%. If FPL's earned regulatory ROE falls below 9.95%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.95%, any party with standing may seek a review of FPL's retail base rates.
•FPL's authorized regulatory capital structure reflects a 59.6% equity ratio, consistent with prior base rate cases.
•FPL is authorized to implement a rate stabilization mechanism (RSM) over the term of the 2025 rate agreement up to approximately $1.5 billion, after tax. The RSM reserve includes certain deferred tax liabilities, the remaining balance from FPL’s existing reserve amortization mechanism as of January 1, 2026 and investment tax credit amortization for battery storage projects placed in service in 2025. Subject to certain conditions, FPL could amortize the RSM reserve over the term of the 2025 rate agreement, provided that in any 12-month period of the 2025 rate agreement FPL would be required to amortize at least enough RSM reserve amount to maintain its minimum authorized regulatory ROE and also could not amortize any RSM reserve amount that would result in an earned regulatory ROE in excess of its maximum authorized regulatory ROE.
•Future storm restoration costs are recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that produces a surcharge of no more than $5 for every 1,000 kWh of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs, inclusive of the costs to replenish the storm reserve, exceed the cap, FPL could request an increase to the $5 surcharge. See Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery.
•     If federal or state permanent corporate income tax changes become effective during the term of the 2025 rate agreement, FPL will be able to prospectively adjust base rates after a review by the FPSC.
•FPL will implement tariffs for large-load customers with new or incremental load of 50 MW or greater and with a load factor of at least 85%.

In February 2026, the Office of Public Counsel, Floridians Against Increased Rates, Inc. and, as a group, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida filed a joint motion for reconsideration and a joint request for oral argument challenging the FPSC's final order approving the 2025 rate agreement. FPL has opposed the motion and the request for oral argument.

Base Rates Effective January 2022 through December 2025 – In December 2021, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2021 rate agreement). In March 2024, the FPSC issued a supplemental final order which affirmed its prior approval of the 2021 rate agreement. Key elements of the 2021 rate agreement, which became effective in January 2022, include, among other things, the following:

•New retail base rates and charges which resulted in the following increases in annualized retail base revenues:
◦$692 million beginning January 1, 2022; and
◦$560 million beginning January 1, 2023.
•Additional base rate increases in 2024 and 2025 associated with the addition of 894 MW of new solar generation through the Solar Base Rate Adjustment mechanism in each year.
•Authorized regulatory ROE of 10.60%, with a range of 9.70% to 11.70%, which was increased in 2022 to be 10.80%, with a range of 9.80% to 11.80%, based on a provision associated with an increase in the U.S. Treasury rate.
•Subject to certain conditions, the right to amortize up to $1.45 billion (depreciation reserve), provided that in any 12-month period of the 2021 rate agreement, FPL was required to amortize at least enough of the depreciation reserve amount to maintain its minimum authorized annual regulatory ROE and also could not amortize any depreciation reserve amount that would result in an earned regulatory ROE in excess of its maximum authorized regulatory ROE.
•Expansion of SolarTogether® (a voluntary community solar program that gives FPL electric customers an opportunity to participate directly in the expansion of solar energy where participants pay a fixed monthly subscription charge and receive credits on their related monthly customer bill) by constructing an additional 1,788 MW of solar generation from 2022 through 2025, such that the total capacity of SolarTogether® is 3,278 MW.
•An interim storm cost recovery mechanism for storm restoration costs. See Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery.

Cost Recovery Clauses. Cost recovery clauses are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through these clauses. Cost recovery clause costs are recovered through levelized monthly charges per kWh or kW, depending on the customer's rate class. These cost recovery clause charges are calculated annually based on estimated costs and estimated customer usage for the following year, plus or minus true-up adjustments to reflect the estimated over- or under-recovery of costs for the current and prior periods. An adjustment to the levelized charges may be approved during the course of a year to reflect revised estimates. FPL recovers costs from customers through the following clauses:

•Fuel – primarily fuel costs, the most significant of the cost recovery clauses in terms of operating revenues (see Note 1 – Rate Regulation);
•Storm Protection Plan – costs associated with an FPSC-approved transmission and distribution storm protection plan, substantially all of which are costs for hardening overhead transmission and distribution lines, undergrounding of certain distribution lines and vegetation management;
•Capacity – primarily certain costs associated with the acquisition and retirement of an electric generation facility (see Note 1 – Rate Regulation) and capacity payments related to PPAs;
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

FPL HUMAN CAPITAL

FPL had approximately 9,400 employees as of December 31, 2025, with approximately 30% of these employees represented by the International Brotherhood of Electrical Workers (IBEW). The collective bargaining agreements have approximately three-year terms and expire between April 2027 and January 2028.

NEER

NEER, one of the largest energy infrastructure developers in the U.S., is comprised of NEE's competitive energy and regulated transmission businesses. NEER is a diversified energy business with a strategy that emphasizes the development, construction and operation of long-term contracted generation facilities and builds and owns regulated electric and gas transmission assets. NEER also provides gas and power solutions through its customer supply business. NEER's strategy focuses on providing cost-effective differentiated solutions to its customers, including emerging large-load opportunities, and on lowering costs and driving growth, including through the use of advanced technologies, such as artificial intelligence and proprietary tools. NEE reports NextEra Energy Resources and NEET, a rate-regulated electric transmission business, on a combined basis for segment reporting purposes, and the combined segment is referred to as NEER.

The NEER segment owns, develops, constructs, manages and operates generation facilities, including renewables, nuclear and natural gas, as well as battery storage facilities in wholesale energy markets in the U.S. and Canada. NEER, with approximately 37,505 MW of total net generating capacity as of December 31, 2025, is one of the largest wholesale generators of electric power in the U.S., including approximately 37,145 MW of net generating capacity across 44 states and 360 MW of net generating capacity in 4 Canadian provinces. As of December 31, 2025, NEER operates facilities, in which it has partial or full ownership interests, with a total generating capacity of approximately 45,680 MW. In addition, NEER, a world leader in battery storage based on 2025 MW of net storage capacity, develops and constructs battery storage projects, that either are integrated with its generation projects to enhance its ability to meet customers' firm capacity needs, or operate as standalone facilities. NEER primarily sells its capacity and/or energy output through long-term power sales and battery storage tolling agreements with utilities, retail electricity providers, power cooperatives, municipal electric providers and commercial and industrial customers.

The NEER segment also owns, develops, constructs and operates rate-regulated electric transmission assets in North America with a total rate base of $3.2 billion as of December 31, 2025. NEER's rate-regulated electric transmission assets and the transmission lines that connect its electric generation and battery storage facilities, including facilities of noncontrolling or joint venture interests, to the electric grid are comprised of approximately 400 substations and 4,175 circuit miles of transmission lines as of December 31, 2025. In addition, as of December 31, 2025, the NEER segment also has ownership interests in regulated natural gas pipelines primarily located in the U.S. NEER's regulated gas transmission business has approximately 3.8 Bcf per day gross pipeline capacity and consists of equity method investments totaling approximately $1.5 billion as of December 31, 2025.

Through its customer supply business, NEER engages in energy-related commodity marketing and trading activities, including entering into financial and physical contracts. These contracts primarily involve power and fuel commodities and their related products for the purpose of providing full energy and capacity requirements services, primarily to distribution utilities in certain markets. They are also used to offer customized power and fuel and related risk management services to wholesale customers, including services provided under natural gas asset management agreements, as well as to hedge the production from NEER's generation assets that is not sold under long-term power supply agreements. In addition, NEER participates in natural gas, natural gas liquids and oil production through operating and non-operating ownership interests. NEER hedges the expected output from its natural gas and oil production assets to protect against price movements.

OPERATIONS

NEER sells products associated with its generation and battery storage facilities (energy, capacity, RECs and ancillary services) in competitive markets in regions where those facilities are located. Customer transactions may be supplied from NEER generation and battery storage facilities or from purchases in the wholesale markets, or from a combination thereof. See Markets and Competition below.

NEER's generation and battery storage projects, natural gas pipelines and transmission assets (including noncontrolling or joint venture interests) as of December 31, 2025 are as follows:

Legend
Battery Storage
Wind
Nuclear
Universal Solar
Natural Gas
Other
Transmission
Natural Gas Pipelines
State/Province with Project in Operation
Locations with more than one facility are illustrated with a single symbol.
Map does not include individual small scale projects.

Energy Assets

Generation Assets

2025 Net Generating Capacity by Fuel Type
MW

Other 2%
Natural Gas 4%
Nuclear 6%
Solar 28%
Wind 60%

NEER's portfolio of generation assets primarily consists of generation facilities with long-term power sales agreements for substantially all of their capacity and/or energy output. Information related to contracted generation assets as of December 31, 2025 was as follows:
•represented approximately 35,627 MW of total net generating capacity; and
•weighted-average remaining contract term of the power sales agreements of approximately 14 years, primarily based on forecasted contributions to earnings.

NEER's merchant generation assets primarily consist of generation facilities that do not have long-term power sales agreements to sell their capacity and/or energy output and therefore require active marketing and hedging. Merchant generation assets as of December 31, 2025 represented approximately 1,878 MW of total net generating capacity, including 841 MW from nuclear generation and 1,032 MW from other peak generation facilities, and are primarily located in the Northeast region of the U.S. NEER utilizes swaps, options, futures and forwards to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.

In response to potential customer needs, NEER evaluates opportunities for expanding its portfolio of generation assets, including adding new facilities and repowering its current facilities.

NEER Generation Assets' Fuel/Technology Mix

During 2025, NEER generated approximately 121 million MWh utilizing the following mix of fuel sources for generation facilities in which it has an ownership interest:

2025 Net Generation by Fuel Type
MWh

Natural Gas 4%
Nuclear 16%
Solar 18%
Wind 62%

Wind Facilities

•located in 23 states in the U.S. and 4 provinces in Canada;
•operated a total generating capacity of approximately 27,855 MW, including capacity associated with noncontrolling and joint venture interests, as of December 31, 2025;
•ownership interests in a total net generating capacity of approximately 22,404 MW as of December 31, 2025;
◦essentially all MW are contracted wind assets located primarily throughout Texas and the West and Midwest regions of the U.S. and Canada;
◦includes the impact of approximately 1,604 MW of new generating capacity added in the U.S. in 2025, as well as ownership interests in assets sold to third parties totaling approximately 165 MW and includes repowering activity related to approximately 132 MW of wind generating capacity.

Solar Facilities

•located in 35 states in the U.S.;
•operated photovoltaic and solar thermal facilities with a total generating capacity of approximately 12,794 MW, including capacity associated with noncontrolling and joint venture interests, as of December 31, 2025;
•ownership interests in solar facilities with a total net generating capacity of approximately 10,504 MW as of December 31, 2025;
◦essentially all MW are contracted solar facilities located primarily throughout the West and South regions of the U.S.;
◦includes the impact of approximately 2,859 MW of generating capacity added in the U.S. in 2025, as well as assets sold to a third party totaling approximately 188 MW.

Nuclear Facilities

As of December 31, 2025, NextEra Energy Resources was the sole owner of the two Point Beach nuclear units shown in the table below and was the largest joint owner of the Seabrook nuclear facility shown in the table below. NEER's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages require the unit to be removed from service for variable lengths of time.

Facility	Location	Net Generating Capacity (MW)	Portfolio Category	Beginning of Next Scheduled Refueling Outage(a)	Operating License Expiration Date
Seabrook	New Hampshire	1,102(b)	Merchant(c)	April 2026	2050
Point Beach Unit 1	Wisconsin	595	Contracted(d)	October 2026	2050
Point Beach Unit 2	Wisconsin	595	Contracted(d)	March 2026	2053
______________________
(a)    NEER has several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel for all nuclear units with expiration dates through 2033 (see Note 15 – Contracts).
(b)    Excludes 147 MW operated by NEER but owned by non-affiliates.
(c)    Includes 261 MW sold under a long-term contract.
(d)    NEER sells all of the output of Point Beach Units 1 and 2 under long-term contracts through 2030 and 2033, respectively, and sells 84 MW from each unit through their respective operating license dates.

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

NEER also has an approximately 70% interest in Duane Arnold, a nuclear facility located in Iowa. In December 2025, NEER submitted an application to the NRC to reinstate the operating license for Duane Arnold, with an estimated commercial operation date in 2029. A recommissioning of Duane Arnold is contingent upon several factors including receipt of NRC and other regulatory approvals. Additionally, NEER entered into a 25-year PPA for the full capacity of Duane Arnold, and agreements to increase its ownership interest to 100% of the plant, subject to regulatory approvals. In the event that Duane Arnold is not recommissioned, NEER estimates that the cost of decommissioning Duane Arnold is fully funded and would expect completion by approximately 2080.

Natural Gas and Other Energy Assets

As of December 31, 2025, NEER’s portfolio included natural gas generation facilities with a net generating capacity of approximately 1,584 MW. NEER's portfolio also included assets and investments in other businesses with a clean energy focus, such as renewable fuels. NextEra Energy Resources owns, or has a partial ownership interest in, a portfolio of 29 biogas projects, eight of which are operating renewable natural gas facilities and the others are primarily operating landfill gas-to-electric facilities.

Battery Storage

As of December 31, 2025, NextEra Energy Resources had net ownership interests in approximately 5,177 MW of battery storage capacity located in 18 states in the U.S. and 1 province in Canada. During 2025, NEER added approximately 1,799 MW of battery storage capacity.

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

Owners of wind and solar facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The One Big Beautiful Bill Act (OBBBA) modified several pre-existing provisions, including the phase out of these income tax credits, of the Inflation Reduction Act and other laws. Wind and solar generation facilities are eligible for 100% PTC or 30% ITC if such facilities begin construction before July 5, 2026 or are placed in service by December 31, 2027. The PTC is determined based on the amount of electricity produced by the facility during the first ten years of commercial operation. A facility must also meet certain labor requirements to qualify for the 100% PTC or 30% ITC rate or construction must have started on the facility before January 29, 2023. In addition, the PTC is increased by 10% and the ITC rate is increased by 10 percentage points for facilities that satisfy certain tax credit enhancement requirements. Retrofitted wind and solar generation facilities may qualify for a PTC or an ITC if the cost basis of the new investment is at least 80% of the retrofitted facility’s total fair value.

In addition, the 30% ITC, subject to a phase-down in 2034 and 2035, applies to energy storage projects placed in service after 2022 that begin construction by December 31, 2033 (no eligibility for projects that begin construction after 2035), and to certain property with respect to renewable natural gas facilities (including gas upgrading equipment) placed in service after 2022 that begin construction by December 31, 2024. These projects and property are subject to the same labor requirements and credit enhancements applicable to wind and solar facilities (discussed above).

NEE and the wind and solar industries have relied on the settled understanding of the term "begin construction" as informed by longstanding Treasury Department guidance regarding what constitutes the "beginning of construction" for purposes of claiming clean energy tax credits. On August 15, 2025, the Internal Revenue Service issued new guidance for the purpose of determining whether wind and solar facilities "begin construction" before July 5, 2026 such that they are not subject to the December 31, 2027 placed in service requirement. The new guidance applies to wind and solar facilities that begin construction on or after September 2, 2025, with prior guidance applying before that. The new guidance is substantially similar to the prior guidance except that it eliminates the 5% spend test safe harbor as a method to begin construction, such that wind and solar facilities must begin construction by starting physical work of a significant nature. Physical work of a significant nature includes onsite work other than preliminary activities, and offsite work on non-inventory equipment performed by a third-party manufacturer under a binding written contract. The new guidance also retains the "continuity requirement" from prior guidance, as well as the continuity safe harbor that deems the continuity requirement as satisfied if the related facility is placed in service no more than four years after the year it began construction. There will be no clean energy tax credits for wind or solar facilities placed in service after 2030.

Nuclear facilities placed in service before August 16, 2022, are eligible for a PTC of $3/MWh (increased to $15/MWh if certain prevailing wage requirements are satisfied) for electricity produced and sold after 2023 and before 2033. The PTC for these nuclear facilities begins to phase out when gross receipts from electricity produced by the nuclear facility exceed $25/MWh and is completely phased out when gross receipts exceed $43.75/MWh (subject to an annual inflation factor). Nuclear facilities placed in service after 2024 (including the restart of nuclear facilities previously in decommissioning) that begin construction by December 31, 2033 are eligible for the 100% PTC or 30% ITC (no eligibility for facilities that begin construction after 2035), and are subject to the same labor requirements and credit enhancements applicable to wind and solar facilities (discussed above).

All facilities and projects discussed above that begin construction after December 31, 2025 must satisfy the prohibited foreign entity material assistance requirements under the OBBBA in order to be eligible for tax credits.

Clean energy tax credits can be transferred to an unrelated purchaser for cash, providing an additional path, along with sales of differential membership interests, for developers to monetize the value of clean energy tax credits.

Other countries, including Canada, provide for incentives like feed-in-tariffs for renewable energy projects. The feed-in-tariffs promote renewable energy investments by offering long-term contracts to renewable energy producers, typically based on the cost of generation of each technology.

Regulated Operations

Rate-Regulated Electric Transmission – As of December 31, 2025, certain entities within the NEER segment had ownership interests in rate-regulated electric transmission and related facilities.

Jurisdiction	Miles	Substations	Kilovolt	Location	Rate Regulator	Ownership		Actual/Expected In-Service Dates
Operational:
Southwest Power Pool (SPP)	607	18	69 – 345	Kansas, Missouri and Oklahoma	FERC	100%	(a)	1960 – 2025
ERCOT	374	12	138 – 345	Texas	PUCT	100%		2013
Independent Electricity System Operator (IESO)	280	–	230	Ontario, Canada	OEB	48%		2022
CAISO	223	9	200(b) – 230	California and Nevada	FERC	100%	(c)	1960 – 2021
NYISO	20	2	345	New York	FERC	100%		2021 – 2022
Other	70	3	161 – 345	Illinois, Indiana, Kentucky and New Hampshire	FERC	100%	(d)	1953 – 1982
Under Construction:
CAISO	142	7	230 – 500	Arizona, California and Nevada	FERC	100%		2027 – 2031
MISO	139	–	161 – 765	Minnesota and Wisconsin	FERC	40%		2034
SPP	137	–	345	New Mexico	FERC	100%		2026
PJM	108	1	500	Maryland, Pennsylvania, Virginia and West Virginia	FERC	100%		2031
ERCOT	41	5	345	Texas	PUCT	100%		2026 – 2028
______________________
(a)    Includes a 33-mile transmission line and 5 substations, in which NEET owns a 65% interest.
(b)    Direct current.
(c)    In July 2025, a subsidiary of NEET entered into an agreement to sell a 50% equity interest in a joint venture, consisting of a rate-regulated electric transmission asset located in California. NEER expects to close the sale in the first quarter of 2026. See Note 1 – Disposal of Businesses.
(d)    Includes a substation, in which NEET owns an 88.3% interest.

Regulated Natural Gas Transmission – As of December 31, 2025, NextEra Energy Resources had ownership interests in natural gas pipelines.

	Miles of Pipeline	Pipeline Location/Route	Ownership		Total Gross Capacity (per day)	Actual In-Service Dates
Operational:
Sabal Trail(a)	517	Southwestern Alabama to Central Florida	36.125%		1.00 Bcf	June 2017 – May 2020
Florida Southeast Connection(a)	172	Central Florida to South Florida	85%		0.64 Bcf	June 2017
Mountain Valley Pipeline	303	Northwestern West Virginia to Southern Virginia	33.36%	(b)	2.00 Bcf	June 2024
Lowman Pipeline	60	Southwestern Alabama	85%		0.12 Bcf	September 2023
______________________
(a)    See Note 15 – Contracts for a discussion of transportation contracts with FPL.
(b)    In January 2026, NextEra Energy Resources increased its ownership interest to 36.02%.

Other Operations

Customer Supply – NEER provides commodities-related products to customers, including municipal utilities and cooperatives, engages in energy-related commodity marketing and trading activities and includes the operations of a retail electricity provider and ownership interests in natural gas and oil shale formations located primarily in the South region of the U.S. Through NextEra Energy Resources' subsidiary, NextEra Energy Marketing, LLC, NEER:
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

In January 2026, a wholly owned subsidiary of NextEra Energy Resources acquired Symmetry Energy Solutions, a commercial and industrial natural gas business. See Note 6 – Symmetry Acquisition.

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

The degree and nature of competition is different in wholesale markets than in retail markets. A majority of NEER's revenues are derived from sales of energy, capacity, credits and ancillary products under long-term PPAs to customers located in wholesale electricity markets. Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. NEER primarily competes on the basis of price, but believes that its track record of completing projects on schedule, creditworthiness, operating scale and ability to offer and manage reliable customized risk solutions to wholesale customers are competitive advantages. Wholesale power generation is a regional business that is highly fragmented relative to many other commodity industries and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies NEER competes with depending on the market. In wholesale markets, customers' needs are met through a variety of means, including long-term bilateral contracts, standardized bilateral products such as full requirements service and customized supply and risk management services.

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

RTOs and ISOs exist throughout much of North America to coordinate generation and transmission across wide geographic areas and to run markets. NEER operates in all RTO and ISO jurisdictions. As of December 31, 2025, NEER also had generation facilities with a total net generating capacity of approximately 9,788 MW that fall within reliability regions that are not under the jurisdiction of an established RTO or ISO, including 6,121 MW within the Western Electricity Coordinating Council and 2,977 MW within the SERC Reliability Corporation. Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers. RTO and ISO rules and procedures are currently being revisited in stakeholder processes and other proceedings, including proceedings before FERC, in response to the substantial increase in power demand from data centers and other large-load customers. Any such rule changes could impact the manner in which data centers and other large loads interconnect to the grid and interact with the wholesale power markets, which could in turn create new risks and opportunities for NEER’s businesses.

NEER has operations that fall within the following RTOs and ISOs:

Alberta Electric
Systems
Operator
82 MW
IESO
142 MW
ISO-NE
2,373 MW
NYISO
509 MW
CAISO
3,340 MW
PJM
581 MW
MISO
6,952 MW
SPP
7,140 MW
ERCOT
6,598 MW

NEER competes in different regions to differing degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generation facilities. As of December 31, 2025, approximately 95% of NEER's net generating capacity was committed under long-term contracts. As long-term contacts approach maturity, NEER expects to pursue recontracting and other commercial renewals where supported by market conditions and customer demand. Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets. In such cases, NEER will frequently enter into shorter term bilateral contracts, typically of less than three years duration, to hedge the price risk associated with selling into a daily spot market. Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, serve to protect a portion of the revenue that NEER expects to derive from the associated generation facility. Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes. See Management's Discussion – Overview – Adjusted Earnings.

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

The regulated electric transmission market, served by NEET, operates under a cost-of-service model where revenues are primarily determined by approved rates set by FERC and state/provincial regulators. Transmission is essential for delivering electricity from generation sources to distribution systems and end users. Investments in transmission infrastructure are driven by reliability requirements, generation integration and grid modernization initiatives, with returns based on allowed equity and debt structures rather than commodity price fluctuations.

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

As of December 31, 2025, essentially all of NEER's generation facilities located in the U.S. have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005. Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers. They are barred from selling electricity directly to retail customers. While projects with exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Additionally, most of the NEER facilities located in the U.S. are subject to FERC regulations and market rules and the NERC's mandatory reliability standards. All of NEER's facilities are subject to environmental laws and the EPA's environmental regulations, and its nuclear facilities are also subject to the jurisdiction of the NRC. See FPL – FPL Regulation for additional discussion of FERC, NERC, NRC and EPA regulations. Rates of NEER's rate-regulated electric transmission business are set by regulatory bodies as noted in Operations – Regulated Operations – Rate-Regulated Electric Transmission. With the exception of facilities located in ERCOT, the FERC has jurisdiction over various aspects of NEER's business in the continental U.S., including the oversight and investigation of competitive wholesale energy markets, regulation of the interstate transmission of electricity, regulation of the transmission and sale of natural gas, and oversight of environmental matters related to natural gas projects and major electricity policy initiatives. The PUCT has jurisdiction, including the regulation of rates and services, oversight of competitive markets, and enforcement of statutes and rules, over NEER facilities located in ERCOT. In addition, certain of NEER's sales to retail customers are subject to consumer protection laws and other regulations related to consumer activities.

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

In addition to regulation associated with operating assets, the development of energy infrastructure also involves additional and often extensive approvals and permitting requirements at the local, state and federal levels for items such as disturbing wetlands, obtaining no hazard determinations from the Federal Aviation Administration, interacting with wildlife, making wholesale sales of electricity, and other clearances. These requirements may change from time to time. A number of regulatory actions occurred in 2025, including, among others, a federal executive order that calls for a pause in federal land leasing, permitting and approvals for wind development facilities pending completion of a review of the federal rules providing for leasing, permitting and approvals for wind projects and the FERC approval of proposals by regional transmission operators regarding the process for interconnecting new generation projects to certain regional transmission grids. These or similar initiatives could limit NEER’s and FPL's ability to obtain or renew necessary approvals, rights-of-way, permits, leases or loans for wind or other energy projects.

NEER HUMAN CAPITAL

NEER had approximately 7,900 employees as of December 31, 2025. NEER has collective bargaining agreements with the IBEW, the Utility Workers Union of America and the Security Police and Fire Professionals of America, which collectively represent approximately 6% of NEER's employees. The collective bargaining agreements have approximately three-to-four-year terms and expire between September 2026 and December 2028.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS(a)

Name	Age	Position	Effective Date
Brian W. Bolster	53	President and Chief Executive Officer of NextEra Energy Resources	May 22, 2025
Scott Bores	44	President of FPL	December 1, 2025
Robert Coffey	62	Executive Vice President, Nuclear Division and Chief Nuclear Officer of NEE Vice President and Chief Nuclear Officer of FPL	June 14, 2021 June 15, 2021
Terrell Kirk Crews II	47	Executive Vice President, Chief Risk Officer of NEE Executive Vice President, Chief Risk Officer of FPL	May 6, 2024
Nicole Daggs	51	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	January 1, 2024
Michael H. Dunne	50	Executive Vice President, Finance and Chief Financial Officer of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	May 22, 2025
William J. Gough	39	Vice President, Controller and Chief Accounting Officer of NEE	May 22, 2025
John W. Ketchum	55	Chairman, President and Chief Executive Officer of NEE Chairman of FPL	July 29, 2022 February 15, 2023
Mark Lemasney	50	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2023
James M. May	49	Treasurer and Assistant Secretary of NEE Treasurer of FPL	May 22, 2025
Armando Pimentel, Jr.	63	Chief Executive Officer of FPL	February 15, 2023
Ronald R. Reagan	57	Executive Vice President, Engineering, Construction and Integrated Supply Chain of NEE Vice President, Engineering and Construction of FPL	January 1, 2020 March 1, 2019
Charles E. Sieving	53	Executive Vice President, Chief Legal, Environmental and Federal Regulatory Affairs Officer of NEE Executive Vice President of FPL	May 18, 2023 January 1, 2009
______________________
(a)Information is as of February 13, 2026. Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his/her present position for five years or more and his/her employment history is continuous. Mr. Bolster served as Executive Vice President, Finance and Chief Financial Officer of NEE and FPL from May 2024 to May 2025. He previously was Partner Managing Director, Head of Natural Resources Investment Banking (Americas) for Goldman Sachs & Co. LLC from September 2020 until May 2024. Mr. Bores served as Vice President, Finance of FPL from January 2022 to December 2025. He previously served as Senior Director, Financial Forecast, Strategy and Analysis of FPL from July 2015 to December 2021. Mr. Coffey served as Vice President, Nuclear for FPL from May 2019 to June 2021. Mr. Crews served as Vice President, Business Management of NextEra Energy Resources from March 2019 to February 2022 and was Executive Vice President, Finance and Chief Financial Officer of NEE and FPL from March 2022 until May 2024. Mrs. Daggs served as Vice President, Human Resources for FPL from April 2018 to December 2023. Mr. Dunne served as Treasurer of NEE and FPL and Assistant Secretary of NEE from January 2023 to May 2025 and was Vice President Finance of NEE from April 2022 to December 2022. He was previously Managing Director, Global Energy & Power Investment Banking for Bank of America from January 2012 to March 2022. Mr. Gough served as Vice President, Financial Planning and Analysis of NEE from October 2024 to May 2025 and Executive Director, Financial Planning and Analysis of NEE from January 2024 to October 2024. He previously served as Assistant Controller of NEE from August 2023 to January 2024 and Controller of NEET from August 2021 to August 2023. Prior to that he served as Vice President, New York Financial Controller at National Grid plc from December 2019 to April 2021. Mr. Ketchum served as President and Chief Executive Officer of NEE from March 2022 to July 2022. He previously served as President and Chief Executive Officer of NextEra Energy Resources from March 2019 to February 2022. Mr. Lemasney served as Vice President of Power Generation Division Engineering and Operations Support Services of NEE from November 2018 to December 2022. Mr. May served as Vice President, Controller and Chief Accounting Officer of NEE from March 2019 to May 2025. Mr. Pimentel served as a member of the Board of Directors of Ameriprise Financial, Inc. from September 2022 to April 2025. He previously served as President of FPL from February 2023 to December 2025 and as President and Chief Executive Officer of NextEra Energy Resources from October 2011 to March 2019. Mr. Sieving previously served as Executive Vice President and General Counsel of NEE from December 2008 to May 2023.

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

The operations of NEE and FPL are subject to complex and comprehensive federal, state and other regulation. This extensive regulatory framework, portions of which are more specifically identified in the following risk factors, regulates, among other things and to varying degrees, NEE's and FPL's industry, businesses, operations, and rates and cost structures, including: siting, permitting, planning, construction and operation of electric generation, storage, transmission and distribution facilities and natural gas, oil and other fuel production, transportation, processing and storage facilities; acquisitions, disposals, depreciation and amortization of facilities and other assets; decommissioning costs and funding; service reliability; wholesale and retail competition; and commodities trading and derivatives transactions. In their business planning and in the management of their operations, NEE and FPL must address the effects of regulation on their business and any inability or failure to do so adequately could have a material adverse effect on their business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if they are unable to recover in a timely manner any significant amount of costs, a return on certain assets or a reasonable return on invested capital through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.

FPL operates as an electric utility and is subject to the jurisdiction of the FPSC over a wide range of business activities, including, among other items, the retail rates charged to its customers through base rates and cost recovery clauses, the terms and conditions of its services, procurement of electricity for its customers and fuel for its plant operations, issuances of securities, and aspects of the siting, permitting, planning, construction and operation of its generation, storage, transmission and distribution facilities for the sale of electric energy. The FPSC has the authority to disallow recovery by FPL of costs that it considers excessive or imprudently incurred and to determine the level of return that FPL is permitted to earn on invested capital. The regulatory process, which may be adversely affected by the geopolitical, political, regulatory, operational and economic environment in Florida and elsewhere, limits or could otherwise adversely impact NEE's and FPL's earnings. The regulatory process also does not provide any assurance as to achievement of authorized or other earnings levels, or that FPL will be permitted to earn an acceptable return on capital investments it wishes to make. NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if any material amount of costs, a return on certain assets or a reasonable return on invested capital cannot be recovered through base rates, cost recovery clauses, other regulatory mechanisms or otherwise. Certain other subsidiaries of NEE, such as subsidiaries of NEET, are utilities subject to the ratemaking jurisdiction of FERC, the PUCT or the OEB and are subject to similar risks.

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

Any reductions or modifications to, or the elimination of, governmental incentives or policies that support clean energy, including, but not limited to, tax laws, policies and incentives, RPS and feed-in-tariffs, or changes in or the imposition of additional taxes, tariffs, duties or other costs or assessments on clean energy or the equipment necessary to generate, store or deliver it, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new clean energy projects, NEE and FPL abandoning the development of clean energy projects, a loss of investments in clean energy projects and reduced project returns, any of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE depends on government policies that support clean energy and enhance the economic feasibility of developing and operating clean energy projects in regions in which NEER and FPL operate or plan to develop and operate such facilities. The federal government, a majority of state governments in the U.S. and portions of Canada provide incentives, such as tax incentives, RPS or feed-in-tariffs, that support or are designed to support the sale of energy from clean energy facilities, such as wind and solar energy facilities and energy storage facilities. However, as a result of budgetary constraints, geopolitical factors, political factors or otherwise, governments from time to time may review their laws and policies that support, or do not overly burden, the development and operation of clean energy facilities and, instead, consider or take actions, such as the OBBBA and related governmental actions, that make or would make the laws and policies less conducive to the development and operation of such projects. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support clean energy or changes in or the imposition of additional taxes, tariffs, duties or other costs or assessments on clean energy or the equipment necessary to generate, store or deliver it, could result in, among other items, higher equipment costs, scarcity of equipment, the lack of a satisfactory market for the development and/or financing of new clean energy projects, NEE and FPL abandoning the development of clean energy projects, a loss of investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected by new or revised laws, regulations or executive orders, as well as by regulatory action or inaction.

NEE's and FPL's business could be materially adversely affected by a variety of legal activity, such as: 1) the adoption of new or revised laws, such as international trade laws, regulations and interpretations; 2) constitutional ballot or regulatory initiatives, such as those seeking deregulation or restructuring of the energy industry; 3) new or revised regulations, such as those affecting the commodities trading and derivatives markets, emissions, water consumption, water discharges, wetlands, gas and oil infrastructure operations, and environmental and other permitting requirements for energy infrastructure projects; 4) actions taken, or not taken, by government agencies as a result of executive orders, such as failing to issue, delaying the issuance of, or increasing the requirements necessary to obtain approvals, rights-of-way, permits, determinations, leases or loans related to wind or other clean energy projects; and 5) changes in the way government interprets or applies laws, regulations and orders. Changes in the nature of the regulation of NEE's and FPL's business through this type or other types of legal activity, such as the repeal, revocation or reversal of existing laws, regulations or actions, could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects. NEE and FPL are unable to predict future legislative, regulatory or executive action or inaction, including through constitutional ballot initiatives or changed government interpretations or applications, although any such changes may increase costs, the challenges associated with developing and operating clean and other energy infrastructure projects, and competitive pressures on NEE and FPL, which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

FPL has limited, but growing, competition in the Florida market for retail electricity customers and is not subject to an RPS. Any changes in Florida law or regulation, whether through new, modified, repealed or overturned legislation, regulation or executive action or through citizen-approved state constitutional ballot initiatives, which increase competition in the Florida retail electricity market, such as government incentives that would further facilitate the installation of solar generation facilities on residential or other rooftops or would permit third-party sales of electricity, could have a material adverse effect on FPL's business, financial condition, results of operations and prospects. FPL and NEER are also regulated by FERC as transmission providers and sellers of wholesale power. FERC regulation of transmission and wholesale power transactions, including the ability of new energy infrastructure projects to interconnect to the transmission grid and sell the power they produce, evolves over time as a result of rulemaking proceedings and new legislative directives from Congress. There can be no assurance that FPL or NEER would be able to respond adequately to the aforementioned state and federal regulatory changes, which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

FPL and NEER are also subject to FERC rules related to transmission that are designed to facilitate competition in the wholesale market on practically a nationwide basis and that evolve over time. NEE cannot predict the impact of changing FERC rules or policies of the RTOs and ISOs, such as existing or potential future rules governing economic dispatch, generator and load interconnection procedures, transmission planning requirements, cost allocation methodologies and cost recovery policies, or the effect of changes in levels of wholesale supply and demand, which are typically driven by factors beyond NEE's control. There can be no assurance that FPL or NEER will be able to respond adequately to such rules and developments, which may impact the ability, timeline and cost to interconnect new or repowered energy projects to the transmission system and the availability of transmission system capacity to deliver energy products to market, or to any changes that reverse or restrict the competitive restructuring of the energy industry in those jurisdictions in which such restructuring has occurred. Any of these events could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

The structure of the energy industry and regulation in the U.S. is currently, and may continue to be, subject to challenges and restructuring proposals. Additional regulatory approvals may be required due to changes in law or for other reasons. NEE expects the laws and regulations applicable to its business and the energy industry, including laws and regulations generally supportive of clean energy project development, generally to be in a state of transition for the foreseeable future. Changes in the structure of the industry or in such laws and regulations could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL are subject to numerous environmental laws, regulations and other standards that may result in capital expenditures, increased operating costs and various liabilities, and may require NEE and FPL to limit or eliminate certain operations.

NEE and FPL are subject to domestic environmental laws, regulations and other standards, including, but not limited to, extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, soil quality, greenhouse gas emissions, waste management, hazardous wastes, marine, avian, bat and other wildlife mortality and habitat protection, historical artifact preservation, natural resources, health (including, but not limited to, electric and magnetic fields from power lines and substations), safety, fire prevention and RPS, that could, among other things, prevent or delay the development of electric generation, storage, transmission and distribution facilities, gas transportation, or other development projects, restrict or enjoin the output of some existing facilities, limit the availability and use of some fuels required for the production of electricity, require additional pollution control and fire prevention equipment, and otherwise increase costs, increase capital expenditures and limit or eliminate certain operations. Certain subsidiaries of NEE are also subject to foreign environmental laws, regulations and other standards and, as such, are subject to similar risks.

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

There can be no assurance that NEE or FPL would be able to completely recover any such costs or investments, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

Extensive federal, state and local government regulation of the operations and businesses of NEE and FPL exposes NEE and FPL to significant and increasing compliance costs and may also expose them to substantial monetary penalties and other sanctions for compliance failures.

NEE's and FPL's operations and businesses are subject to extensive federal, state and local government regulation, which generally imposes significant and increasing compliance costs. Additionally, any actual or alleged compliance failures could result in significant costs and other potentially adverse effects of regulatory investigations, proceedings, settlements, decisions and claims, including, among other items, potentially significant monetary penalties. As an example, under the Energy Policy Act of 2005, NEE and FPL, as owners and operators of bulk-power transmission systems and/or electric generation facilities, are subject to mandatory reliability standards. Compliance with these mandatory reliability standards may subject NEE and FPL to higher operating costs and may result in increased capital expenditures. If FPL or NEE is found not to be in compliance with these standards, they may incur substantial monetary penalties and other sanctions. In addition, certain of NEE's and FPL's sales to retail customers are subject to consumer protection laws and other regulations related to consumer activities that are implemented and enforced by a number of federal, state and local government entities. Both the costs of regulatory compliance and the costs that may be imposed as a result of any actual or alleged compliance failures could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

Changes in tax laws, guidance or policies, including but not limited to, changes in corporate income tax rates and the qualifications for clean energy tax credits, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's provision for income taxes and reporting of tax-related assets and liabilities require significant judgments and the use of estimates. Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards. Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, guidance or policies, including, but not limited to, changes in corporate income tax rates, clean energy tax credits and transferability of clean energy tax credits, the issuance of guidance related to the qualification for clean energy tax credits and bonus credits, the financial condition and results of operations of NEE and FPL and the resolution of audit issues raised by taxing authorities. These factors, including the ultimate resolution of income tax matters, may result in material adjustments to tax-related assets and liabilities, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects may be materially affected due to adverse results of litigation.

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

Development and Operational Risks

NEE's and FPL's business, financial condition, results of operations and prospects could suffer if NEE and FPL do not proceed with projects under development or are unable to complete the construction of, or capital improvements to, electric generation, storage, transmission and distribution facilities, natural gas and oil production and transportation facilities and other facilities on schedule or within budget.

NEE's and FPL's ability to proceed with projects under development and to complete construction of, and capital improvement projects for, their electric generation, storage, transmission and distribution facilities, natural gas and oil production and transportation facilities and other facilities on schedule and within budget have been, from time to time, and in the future may be, adversely affected by timely availability of equipment and labor, escalating costs for materials, labor and regulatory compliance, inability to obtain, maintain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, land owners, governmental entities, environmental groups, Native American and aboriginal groups, lessors, joint venture partners, suppliers and other third parties, negative publicity, transmission interconnection issues, geopolitical factors, supply chain disruptions, inflation, rising interest rates and other factors. For example, the ability of NEE and FPL to develop certain generation and storage facilities is dependent on the international supply chain for generation equipment, batteries and other associated equipment, and governmental or regulatory actions have caused minor, and could in the future cause material, disruptions in the ability of NEE and FPL to acquire certain generation equipment and batteries on time and at acceptable costs.

Additionally, NEER is actively pursuing the restart of the Duane Arnold nuclear generation facility. The restart is subject to certain regulatory approvals, including NRC safety and environmental reviews, as well as permits from relevant state and local agencies. NEER has applied to the NRC to reinstate the operating license and to MISO for an interconnection agreement. Failure to obtain the necessary approvals could result in the impairment of amounts capitalized. Further, NEE could encounter difficulty in procuring or restoring specialized components which could impact the restart timeline. NEE could incur costs greater than expected or encounter unforeseen issues.

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

NEE and FPL face risks related to project siting, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities.

NEE and FPL own, develop, construct, manage and operate electric generation, storage, transmission and distribution facilities and natural gas pipelines. A key component of NEE's and FPL's growth is their ability to site, permit, construct and operate generation, storage, transmission and distribution facilities and natural gas pipelines to meet customer needs. As part of these operations, NEE and FPL must periodically apply for licenses and permits, including those related to project siting, from various local, state, federal and other regulatory authorities and abide by their respective conditions. Should NEE or FPL be unsuccessful in obtaining or maintaining necessary licenses or permits on acceptable terms or resolving third-party challenges to such licenses or permits, should there be any delay in obtaining or renewing necessary licenses or permits or should regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances on NEE or FPL, NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected. Any failure to negotiate successful project development agreements for new facilities with third parties could have similar consequences.

The operation and maintenance of NEE's and FPL's electric generation, storage, transmission and distribution facilities, natural gas and oil production and transportation facilities and other facilities are subject to many operational risks, the consequences of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's electric generation, storage, transmission and distribution facilities, natural gas and oil production and transportation facilities and other facilities are subject to many operational uncertainties and risks. Operational uncertainties and risks could result in, among other things, lost revenues due to prolonged outages, increased expenses due to monetary penalties or fines for compliance failures or legal claims, liability to third parties for property and personal injury damage or loss of life, unsatisfied customers, a failure to perform under applicable power sales agreements or other agreements and associated loss of revenues from terminated agreements or liability for liquidated damages under continuing agreements, and replacement equipment costs or an obligation to purchase or generate replacement power at higher prices.

Uncertainties and risks inherent in operating and maintaining NEE's and FPL's facilities that could cause these results include, but are not limited to:

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
•breakdown or failure of equipment, transmission or distribution systems or pipelines whether as a result of explosions, fires, leaks, other events or otherwise;
•lack of availability of replacement equipment;
•risks of property damage, human injury or loss of life from energized equipment, hazardous substances or explosions, fires, leaks or other events, including where facilities are located near populated areas;
•potential environmental impacts of natural gas and oil production and transportation operations;
•risks associated with potential harm to wildlife;
•lack of availability of adequate water resources and ability to satisfy water intake and discharge requirements;
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

Growth in customer accounts and growth of customer usage each directly influence the demand for electricity and the need for additional power generation and power delivery facilities, as well as the need for energy-related commodities, such as natural gas. Customer growth and customer usage are affected by a number of factors outside the control of NEE and FPL, such as mandated energy efficiency measures, demand side management requirements, installation of distributed generation technologies and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation, expanded use of data centers, inflation and the overall level of economic activity. A lack of growth, or a decline, in the number of customers or in customer demand for electricity or natural gas and other fuels may cause NEE and FPL to fail to fully realize benefits from pending and planned future investments and expenditures and could have a material adverse effect on NEE's and FPL's growth, business, financial condition, results of operations and prospects.

The productivity increases and competitive advantages NEE and FPL plan to achieve through the use of artificial intelligence (AI) technologies may not be realized and the use of and reliance on AI may present certain risks, both of which could materially adversely affect their business, financial condition, results of operations and prospects.

NEE and FPL use AI technologies in various aspects of their operations, including, without limitation, financial analysis, strategic planning, field work intelligence, work scheduling, grid optimization, energy forecasting, customer service and operations management. The use of and reliance on AI may present certain risks such as, but not limited to, AI tools may malfunction, produce inaccurate or biased outputs, or behave unpredictably, and introduce NEE and FPL to additional cybersecurity threats and data privacy risks. In addition, as NEE and FPL rely on third-party vendors for certain AI tools, platforms and collaborations, NEE and FPL could experience third-party vendor issues such as disruptions in vendor relationships, performance issues, cybersecurity threats or disputes over intellectual property rights. Further, the regulatory environment governing AI is also evolving, and future legislation or agency rulemaking may impose new compliance obligations or restrict certain AI applications, increasing costs to comply with such requirements and failure to do so could result in regulatory enforcement, penalties or reputational harm. While AI technologies offer the potential to enhance operational efficiency, accelerate growth and lower costs, these benefits may not be realized and the use of and reliance on AI may present certain risks, both of which could materially adversely affect NEE’s and FPL’s business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions and related impacts, including, but not limited to, the impact of severe weather.

Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, droughts, extreme temperatures, icing events, wildfires, severe convective storms and earthquakes, can be destructive and cause power outages, personal injury and property damage, reduce revenue, affect the availability of fuel and water, and require NEE and FPL to incur additional costs, for example, to restore service and repair damaged facilities, to obtain replacement power, to access available financing sources, to obtain insurance, to pay for any associated injuries and damages and to fund any associated legal matters and compliance penalties. Furthermore, NEE's and FPL's physical plants could be placed at greater risk of damage should there be unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, particularly relevant to FPL, a change in sea level. For example, FPL operates in the east and lower west coasts of Florida and in northwest Florida, areas that historically have been prone to severe weather events, such as hurricanes. A disruption or failure of electric generation, storage, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEE and FPL from operating their business in the normal course and could result in any of the adverse consequences described above. Additionally, the actions taken to address the potential for severe weather such as additional winterizing of critical equipment and infrastructure, modifying or alternating plant operations and expanding load shedding options could result in significant increases in costs. Any of the foregoing could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE and FPL are subject to the potentially adverse operating and financial effects of geopolitical factors, terrorist acts and threats, cyberattacks and other disruptive activities of individuals or groups. There have been cyberattacks and other physical attacks within the energy industry on energy infrastructure such as substations, gas pipelines and related assets in the past and there may be such attacks in the future. In addition, the advancement of artificial intelligence has given rise to added vulnerabilities and potential entry points for cyberattacks. NEE's and FPL's electric generation, storage, transmission and distribution facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or otherwise be materially adversely affected by, such activities.

Geopolitical factors, terrorist acts, cyberattacks or other similar events affecting NEE's and FPL's systems and facilities, or those of third parties on which NEE and FPL rely, could harm NEE's and FPL's businesses by, for example, limiting their ability to generate, purchase, store or transmit power, natural gas or other energy-related commodities, limiting their ability to bill customers and collect and process payments, and delaying their development and construction of new electric generation, storage, distribution or transmission assets or capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues, significant additional costs (for example, to repair assets, implement additional security requirements or maintain or acquire insurance), significant fines and penalties, and reputational damage, could materially adversely affect NEE's and FPL's operations (for example, by contributing to disruption of supplies and markets for natural gas, oil and other fuels), and could impair NEE's and FPL's ability to raise capital (for example, by contributing to financial instability and lower economic activity). In addition, the implementation of security guidelines and measures has resulted in, and is expected to continue to result in, increased costs. Such events or actions may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

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

If supply costs necessary to provide NEER's full energy and capacity requirements services are not favorable, operating costs could increase and materially adversely affect NEE's business, financial condition, results of operations and prospects.

NEER provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, to satisfy all or a portion of such utilities' power supply obligations to their customers. The supply costs for these transactions may be affected by a number of factors, including, but not limited to, weather conditions, transmission constraints, fluctuating prices for, and locational disconnects in, energy and ancillary services, and the ability of the distribution utilities' customers to elect to receive service from competing suppliers. If any of these factors materialize, costs to supply services may exceed revenues generated or be below expected return levels, which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

Due to the potential for significant volatility in market prices for fuel, electricity, transmission rights and environmental and other energy-related commodities, NEE's inability or failure to manage properly or hedge effectively the commodity risks within its portfolio could materially adversely affect NEE's business, financial condition, results of operations and prospects.

There can be significant volatility in market prices for fuel, electricity, transmission rights and environmental and other energy-related commodities, both in general and across geographies. NEE's inability or failure to manage properly or hedge effectively its assets or positions against changes in commodity prices, volumes, interest rates, counterparty credit risk or other risk measures, based on factors that are either within, or wholly or partially outside of, NEE's control, may materially adversely affect NEE's business, financial condition, results of operations and prospects.

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

Subsidiaries of NEE, including FPL, depend upon power transmission and natural gas, nuclear fuel and other commodity transportation operations, many of which they do not own or control. Occurrences affecting these operations that may or may not be beyond the control of subsidiaries of NEE, including FPL, (such as geopolitical factors, cyber incidents, physical attacks, severe weather or a generation or transmission asset outage, pipeline rupture, or sudden and significant increase or decrease in wind or solar generation) may limit or halt their ability to sell and deliver power and natural gas, or to purchase necessary fuels and other commodities, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

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

If any customer, vendor or hedging or other counterparty fails to fulfill its contractual obligations, NEE and FPL may need to make arrangements with other counterparties, customers or vendors, which could result in material financial losses, higher costs, untimely completion of electric generation or storage facilities and other projects, or a disruption of their operations. If a defaulting counterparty is in poor financial condition, NEE and FPL may not be able to recover damages for any contract breach.

NEE and FPL could recognize financial losses or a reduction in operating cash flows if a counterparty fails to perform or make payments in accordance with the terms of derivative contracts or if NEE or FPL is required to post margin cash collateral under derivative contracts.

NEE and FPL use derivative instruments, such as swaps, options, futures and forwards, some of which are traded in the OTC markets or on exchanges, to manage their commodity and financial market risks, and for NEE to engage in commodity trading and marketing activities. Any failures by their counterparties to perform or make payments in accordance with the terms of those transactions could have a material adverse effect on NEE's or FPL's business, financial condition, results of operations and prospects. Similarly, any requirement for NEE or FPL to post margin cash collateral under its derivative contracts could have a material adverse effect on its business, financial condition, results of operations and prospects. These risks may be increased during periods of adverse market or economic conditions such as inflation affecting the industry in which NEE and FPL participate.

NEE and FPL are highly dependent on sensitive and complex information technology systems, and any failure or breach of those systems, or implementation challenges, could have a material adverse effect on their business, financial condition, results of operations and prospects.

NEE and FPL operate in a highly regulated industry that requires the continuous functioning of sophisticated information technology systems and network infrastructure. Despite NEE's and FPL's implementation of security measures, all of their technology systems are vulnerable to disability, failures or unauthorized access. If NEE's or FPL's information technology systems were to fail or be breached, sensitive, confidential and other data could be compromised and NEE and FPL could be unable to fulfill critical business functions.

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

NEE and FPL add, modify and replace information systems on a regular basis. Modifying existing information systems or implementing new or replacement information systems is costly and involves risks, including, but not limited to, integrating the modified, new or replacement system with existing systems and processes, implementing associated changes in accounting procedures and controls, and ensuring that data conversion is accurate and consistent. Any disruptions or deficiencies in existing information systems, or disruptions, delays or deficiencies in the modification or implementation of new information systems, could result in increased costs, the inability to track or collect revenues and the diversion of management's and employees' attention and resources, and could negatively impact the effectiveness of NEE's and FPL's control environment, and/or their ability to timely file required regulatory reports which could materially adversely affect their business, financial condition, results of operations and prospects.

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

NEE's and FPL's nuclear generation facilities are subject to environmental, health and financial risks, including, but not limited to, those relating to site storage of spent nuclear fuel, the disposition of spent nuclear fuel, leakage and emissions of tritium and other radioactive elements in the event of a nuclear accident or otherwise, the threat of a terrorist attack or cyber incident and other potential liabilities arising out of the ownership or operation of the facilities. NEE and FPL maintain decommissioning funds and external insurance coverage which are intended to reduce the financial exposure to some of these risks; however, the cost of decommissioning nuclear generation facilities could exceed the amount available in NEE's and FPL's decommissioning funds, and the exposure to liability and property damages could exceed the amount of insurance coverage. If NEE or FPL is unable to recover the additional costs incurred through insurance or, in the case of FPL, through regulatory mechanisms, its business, financial condition, results of operations and prospects could be materially adversely affected.

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

If any of NEE's or FPL's nuclear generation facilities are not operated for any reason through the life of their respective operating licenses or planned license extensions, NEE or FPL may be required to increase depreciation rates, incur impairment charges and accelerate future decommissioning expenditures, any of which could materially adversely affect its business, financial condition, results of operations and prospects.

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

NEE and FPL rely on access to capital and credit markets as significant sources of liquidity for capital requirements, refinancing activities to support existing debt maturities and other requirements that are not satisfied by operating cash flows. Disruptions, uncertainty or volatility in those capital and credit markets related to or caused by inflation, rising or sustained higher interest rates, political, regulatory and geopolitical events or other factors could increase NEE's and FPL's cost of capital and limit or eliminate their ability to fund their liquidity and capital needs, to refinance existing indebtedness and to meet their growth objectives. If NEE or FPL is unable to access regularly the capital and credit markets on terms that are as expected, it may have to delay raising capital, issue shorter-term securities, incur an unfavorable cost of capital or reduce or eliminate planned investments, which, in turn, could adversely affect its ability to maintain and grow its business, could contribute to lower earnings or result in losses or reduced financial flexibility and could have a material adverse effect on its business, financial condition, liquidity, results of operations and prospects.

Although certain NEE subsidiaries have used non-recourse or limited-recourse, project-specific or other financing structures or arrangements in the past, market conditions, changes to regulatory capital requirements, credit ratings requirements and other factors could adversely affect the future availability of such financing, structures or arrangements. The inability of NEE's subsidiaries, including, without limitation, NEECH and its subsidiaries, to access the capital and credit markets to provide project-specific or other financing for electric generation or other facilities or acquisitions on favorable terms, whether because of disruptions or volatility in those markets or otherwise, could necessitate additional capital raising or borrowings by NEE and/or NEECH in the future and there can be no assurance that NEE or NEECH will have the ability to complete such financings.

Defaults or noncompliance related to project-specific, limited-recourse financing agreements of NEE's consolidated and unconsolidated subsidiaries could materially adversely affect NEE's business, financial condition, liquidity, results of operations and prospects, as well as the availability or terms of future financings for NEE or its subsidiaries.

NEE's consolidated and unconsolidated subsidiaries finance a number of their assets with project-specific, limited-recourse financings. The inability of subsidiaries that have existing project-specific or other financing arrangements to meet the requirements of various agreements relating to those financings, as well as actions by third parties or lenders, could give rise to a project-specific financing default which, if not cured or waived, might result in the specific project, and potentially in some instances its parent companies, being required to repay the associated debt or other borrowings earlier than otherwise anticipated. If such repayments were not made, the lenders or security holders would generally have rights to foreclose against the project assets and related collateral. Such an occurrence also could result in NEE expending additional funds or incurring additional obligations over the shorter term to ensure continuing compliance with project-specific financing arrangements based upon the expectation of improvement in the project's performance or financial returns over the longer term. Any of these actions could materially adversely affect NEE's business, financial condition, liquidity, results of operations and prospects, as well as the availability or terms of future financings for NEE or its subsidiaries.

NEE's, NEECH's and FPL's inability to maintain their current credit ratings may materially adversely affect NEE's and FPL's liquidity and results of operations, limit the ability of NEE and FPL to grow their business, and increase interest costs.

The inability of NEE, NEECH and FPL to maintain their current credit ratings could materially adversely affect their ability to raise capital or obtain credit on favorable terms, which, in turn, would likely increase their interest costs and could impact NEE's and FPL's ability to raise capital to grow and otherwise fund their businesses, including, without limitation, to service indebtedness and refinance or repay borrowings. In addition, certain agreements and guarantee arrangements would require posting of additional collateral in the event of a ratings downgrade. Some of the factors that can affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization including rating agencies' treatment of certain indebtedness, NEE's overall business mix and political, legislative and regulatory actions. There can be no assurance that one or more of the ratings of NEE, NEECH and FPL will not be lowered or withdrawn entirely by a rating agency.

NEE's and FPL's liquidity may be reduced if their credit providers are unable to fund their credit commitments to NEE, NEECH or FPL or to maintain their current credit ratings.

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

NEE has invested in various joint ventures and equity method investments where it does not have full control over operations, management or decision-making. In many cases, NEE shares control rights with its partners, but may lack influence or be dependent on their business priorities. This situation can lead to decisions that differ from NEE's preferences, potentially impacting the profitability and value of these investments. Furthermore, if a joint venture partner becomes insolvent or bankrupt or is otherwise unable to meet its obligations, NEE may be responsible for meeting certain obligations of the joint ventures as stipulated in its governing documents or applicable law. NEE's joint venture partners may not always share NEE's business priorities which may have a material adverse effect on NEE's liquidity, financial condition and results of operations.

NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends, make distributions or repay funds to NEE.

NEE is a holding company and, as such, has no material operations of its own. Substantially all of NEE's consolidated assets are held by its subsidiaries. NEE's ability to meet its financial obligations, including, but not limited to, its guarantees, and to pay dividends on its common stock is primarily dependent on its subsidiaries' net income and cash flows, which are subject to the risks of their respective businesses, and their ability to pay upstream dividends, make distributions or to repay funds to NEE.

NEE's subsidiaries are separate legal entities and have no independent obligation to provide NEE with funds for its payment obligations. The subsidiaries have financial obligations themselves, including, but not limited to, payment of debt service, which they must satisfy before they can provide NEE with funds or make other payments to NEE. In addition, in the event of a subsidiary's liquidation or reorganization, NEE's right to participate as an equity holder in a distribution of assets is subject to the prior claims of the subsidiary's creditors.

The ability of some of the subsidiaries to pay dividends or make certain other payments is limited by contractual restrictions which are contained in outstanding financing agreements and which may be included in future financing agreements. The future enactment of laws or regulations also may prohibit or restrict the ability of NEE's subsidiaries to pay upstream dividends, make distributions or to repay funds.

NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if NEE is required to perform under guarantees of financial obligations of its subsidiaries.

NEE guarantees many of the financial obligations of its consolidated subsidiaries, other than FPL, through guarantee agreements with NEECH. These guarantees may require NEE to provide substantial funds to its subsidiaries or their creditors or counterparties at a time when NEE is in need of liquidity to meet its own financial obligations. Funding such guarantees may materially adversely affect NEE's ability to meet its financial obligations or to pay dividends.

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
NEE, including FPL, conducts periodic tabletop exercises and an annual cybersecurity drill with the participation from time to time of local, state and U.S. federal agencies to test its capability of dealing with a simulated cyberattack. NEE, including FPL, also participates in industry forums and various trade groups, as well as in NERC activities, to learn and apply these incident preparedness learnings to its cybersecurity policies and procedures.

NEE, including FPL, uses third parties to periodically assess the extent to which its cybersecurity risk management protocols align with the U.S. Department of Energy’s Cybersecurity Capability Maturity Model standard or to the U.S. National Institute of Standards and Technology's Cybersecurity Framework for Protecting Critical Infrastructure. Certain functions within NEE, including FPL, are required to comply with certain regulatory standards that are designed to protect against cybersecurity incidents, including the NERC Critical Infrastructure Protection standards, as well as the NRC cybersecurity protection standards. Further, NEE, including FPL, has a cybersecurity training program and a mock phishing program to educate and train employees on potential cybersecurity risks and on privacy and data protection. Given geopolitical events, NEE, including FPL, continues to take steps to defend against cybersecurity threats to its critical infrastructure, including communications and training with personnel to ensure heightened awareness of increased cybersecurity threats worldwide.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data. All of FPL's common stock is owned by NEE. NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE." As of January 31, 2026, there were 12,314 holders of record of NEE's common stock. The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors. The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant. In February 2026, NEE announced that it would increase its quarterly dividend on its common stock from $0.5665 per share to $0.6232 per share.

Issuer Purchases of Equity Securities. Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2025 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/25 – 10/31/25	—	$—	—	180,000,000
11/1/25 – 11/30/25	7,036	$83.88	—	180,000,000
12/1/25 – 12/31/25	1,224	$81.65	—	180,000,000
Total	8,260	$83.55	—
______________________
(a)Includes shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2021 Long Term Incentive Plan or the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan.
(b)In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock (180 million shares after giving effect to the four-for-one stock split of NEE common stock effective October 26, 2020) over an unspecified period.

Item 6.  Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than six million customer accounts in Florida and is the largest electric utility in the U.S., and NEER, which together with affiliated entities is one of the largest energy infrastructure developers in the U.S. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER. Corporate and Other is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries, and may include the net effect of rounding. See Note 16 for additional segment information. The following discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and all comparisons are with the corresponding items in the prior year.

	Net Income (Loss) Attributable to NEE			Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
	(millions)
FPL	$5,012	$4,543	$4,552	$2.42	$2.21	$2.24
NEER(a)	2,975	2,299	3,558	1.44	1.12	1.75
Corporate and Other	(1,152)	104	(800)	(0.56)	0.04	(0.39)
NEE	$6,835	$6,946	$7,310	$3.30	$3.37	$3.60
______________________
(a)    NEER’s results reflect an allocation of interest expense from NEECH to NextEra Energy Resources based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries.

For the five years ended December 31, 2025, NEE delivered a total shareholder return of approximately 18.2%, compared to the S&P 500’s 96.2% return, the S&P 500 Utilities' 59.1% return and the Dow Jones U.S. Electricity's 64.8% return. The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NextEra Energy, Inc., the S&P 500 Index,
the S&P 500 Utilities Index and the Dow Jones US Electricity Index

$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
NextEra Energy, Inc.
S&P 500
S&P 500 Utilities
Dow Jones US Electricity

	12/20	12/21	12/22	12/23	12/24	12/25
NextEra Energy, Inc.	100.00	123.39	112.81	84.27	102.40	118.24
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Utilities	100.00	117.67	119.51	111.05	137.07	159.06
Dow Jones US Electricity	100.00	117.37	118.94	109.87	139.74	164.84

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2026 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2025	2024	2023
		(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$(272)	$666	$1,497
Differential membership interests-related – NEER	$—	$(5)	$(49)
XPLR investment gains, net – NEER(b)	$(656)	$(852)	$(963)
Gain on disposal of a business(c)	$—	$—	$306
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net – NEER	$80	$74	$116
Impairment charges related to investment in Mountain Valley Pipeline – NEER	$—	$—	$(38)
______________________
(a)For 2025, 2024 and 2023, approximately $28 million of gains, $36 million of losses and $1,729 million of gains, respectively, are included in NEER's net income; the remaining balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)See Note 4 – Nonrecurring Fair Value Measurements for a discussion of impairment charges related to the investment in XPLR in 2025, 2024 and 2023.
(c)For 2023, approximately $300 million of gains are included in FPL's net income; the remaining balance is included in NEER. See Note 1 – Disposal of Businesses for a discussion of the sale of FPL's ownership interest in its Florida City Gas business.

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

2025 Summary

Net income attributable to NEE for 2025 was lower than 2024 by $111 million, or $0.07 per share, assuming dilution, due to lower results at Corporate and Other, partly offset by higher results at FPL and NEER.

FPL's net income increased in 2025 primarily driven by continued investments in plant in service and other property and a higher earned regulatory ROE in 2025.

NEER's results increased in 2025 primarily reflecting higher earnings from new investments, partly offset by higher financing costs. In 2025, NEER added approximately 1,604 MW of new wind generating capacity, 2,859 MW of solar generating capacity and 1,799 MW of battery storage capacity and increased its backlog of contracted development projects.

Corporate and Other's results in 2025 decreased primarily related to higher interest expense due to unfavorable non-qualifying hedge activity compared to 2024 as well as higher average debt balances.

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

RESULTS OF OPERATIONS

Net income attributable to NEE for 2025 was $6.84 billion compared to $6.95 billion in 2024. In 2025, net income attributable to NEE decreased primarily due to lower results at Corporate and Other, partly offset by higher results at FPL and NEER. The comparison of the results of operations for the years ended December 31, 2024 and 2023 are included in Management's Discussion in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2024.

NEE's effective income tax rate for 2025 and 2024 was approximately (18)% and 6%, respectively. The rates for both years reflect the composition of pretax income in 2025 and 2024 as well as the impact of clean energy tax credits. See Note 5.

A number of legislative, executive and administrative activities occurred in 2025 that affect NEE and FPL including 1) the enactment of the OBBBA which, among other things, modified tax legislation affecting clean energy tax credits, 2) the issuance of a number of federal executive orders and presidential actions, 3) the imposition of tariffs on a variety of imports and 4) the issuance of guidance by various federal agencies. A number of similar activities remain pending or are in various phases of implementation, such as certain Treasury Department rulemaking authorized by the OBBBA, trade investigations that may lead to additional tariffs or place limitations on imports of certain materials, ordered reviews of, or process or policy changes with respect to, federal permitting and approvals for wind and solar projects and proposals by regional transmission operators regarding the process for interconnecting new generation projects to certain regional transmission grids that have been approved by FERC. There has been no material impact on NEE's or FPL's operations or financial performance as a result of these developments and NEE believes that its current pipeline of wind and solar facilities to be placed in service through 2030 will qualify for clean energy tax credits. NEE will assess any further developments for potential impacts in future periods.

FPL: Results of Operations

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms. FPL’s net income for 2025 and 2024 was $5,012 million and $4,543 million, respectively, representing an increase of $469 million. The increase was primarily driven by higher earnings from investments in plant in service and other property. Such investments grew FPL's average rate base by approximately $5.5 billion in 2025 and reflect, among other things, solar generation additions and ongoing transmission and distribution additions. The increase was also due to a higher earned regulatory ROE in 2025.

During 2025, FPL completed a twelve-month interim storm restoration surcharge that began in January 2025 for eligible storm restoration costs and the replenishment of the storm reserve of approximately $1.2 billion, related to Hurricanes Debby, Helene and Milton which impacted FPL's service area in 2024. The amount collected is subject to refund based on an FPSC prudence review. During 2024, FPL completed a twelve-month interim storm restoration surcharge that began in April 2023 for eligible storm restoration costs and the replenishment of the storm reserve of approximately $1.3 billion, primarily related to Hurricanes Ian and Nicole which impacted FPL's service area in 2022. See Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery.

The use of reserve amortization was permitted by the 2021 rate agreement. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Base Rates – Base Rates Effective January 2022 through December 2025 for additional information on the 2021 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2021 rate agreement, reserve amortization was calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization was reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically included wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers. In 2025 and 2024, FPL recorded reserve amortization of approximately $593 million and $328 million, respectively. See Depreciation and Amortization Expense below. FPL's earned regulatory ROE for 2025 and 2024 was approximately 11.70% and 11.40%, respectively.

During 2025, operating revenues increased $1,243 million primarily due to higher storm cost recovery, retail base and storm protection plan cost recovery revenues, partly offset by lower fuel cost recovery revenues.

Retail Base

FPL’s retail base revenues for 2025 and 2024 reflect the 2021 rate agreement. Retail base revenues increased approximately $222 million during the year ended December 31, 2025 primarily related to an increase of 1.7% in the average number of customer accounts and new retail base rates through its Solar Base Rate Adjustment mechanism under the 2021 rate agreement. The increases were partly offset by a decrease of approximately 1.2% in the average usage per retail customer primarily driven by unfavorable weather when compared to the prior year. See Note 1 – Rate Regulation.

In January 2026, the FPSC issued a final order approving a stipulation and settlement agreement between FPL and several intervenors in FPL's 2025 base rate proceeding. In February 2026, certain intervenors filed a joint motion for reconsideration and a joint request for oral argument challenging the FPSC's final order. See Note 1 – Rate Regulation – Base Rates Effective January 2026 through December 2029.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to certain solar, environmental projects, storm protection plan investments and the unamortized balance of the regulatory asset associated with FPL's acquisition of a generation facility. See Item 1. Business – FPL – FPL Regulation – FPL Electric Rate Regulation – Cost Recovery Clauses. Under-recovery or over-recovery of cost recovery clause and other pass-through costs (deferred clause and franchise expenses and revenues) can significantly affect NEE's and FPL's operating cash flows. During 2025, the change from a net over-recovery of cost recovery clauses to a net under-recovery of cost recovery clauses impacted FPL's operating cash flows by approximately $89 million, primarily related to higher fuel prices.

The increase in operating revenues in 2025 reflects higher storm cost recovery revenues of approximately $1,091 million primarily associated with the completion of surcharges for Hurricanes Debby, Helene and Milton, as discussed above, as well as an increase of $217 million in revenues from the storm protection plan cost recovery clause as a result of increased investments. The increase in operating revenues in 2025 was partly offset by a decrease in fuel cost recovery revenues of approximately $353 million primarily as a result of lower fuel rates. In 2025 and 2024, cost recovery clauses contributed approximately $497 million and $417 million, respectively, to FPL’s net income.

Other Items Impacting FPL's Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $310 million in 2025 primarily related to lower amortization of deferred fuel costs, partly offset by higher fuel prices as compared to the prior year.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2025	2024
	(millions)
Reserve amortization recorded under the 2021 rate agreement	$(593)	$(328)
Other depreciation and amortization recovered under base rates (excluding reserve amortization) and other	2,850	2,667
Depreciation and amortization primarily recovered under cost recovery clauses and storm-recovery cost amortization	1,521	488
Total	$3,778	$2,827
Depreciation and amortization expense increased $951 million during 2025 primarily reflecting higher amortization of deferred storm costs, primarily associated with Hurricanes Debby, Helene and Milton, as discussed above, of approximately $1,090 million and increased depreciation related to higher plant in service balances, partly offset by the impact of reserve amortization. Reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2021 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets. As of December 31, 2025, approximately $303 million of reserve amortization remains available for future amortization through the RSM under the 2025 rate agreement.

Income Taxes
FPL’s income taxes decreased $251 million during 2025 primarily related to higher clean energy tax credits as compared to the prior year.

NEER: Results of Operations

NEER owns, develops, constructs, manages and operates a diversified portfolio of electric generation and battery storage facilities in wholesale energy markets in the U.S. and Canada, and includes assets and investments in other businesses with a clean energy focus. NEER also owns, develops, constructs and operates regulated electric and gas transmission assets. In addition, NEER provides full energy and capacity requirements services, engages in energy-related commodity marketing and trading activities and participates in natural gas, natural gas liquids and oil production. NEER’s net income less net loss attributable to noncontrolling interests for 2025 and 2024 was $2,975 million and $2,299 million, respectively, resulting in an increase in 2025 of $676 million. The primary drivers, on an after-tax basis, of the change are in the following table.

Increase (Decrease) From Prior Period
Year Ended December 31, 2025
(millions)
New investments(a)	$967
Existing clean energy(a)	(81)
Customer supply(b)	89
NEET	39
Other, including financing costs, corporate general and administrative expenses, asset recycling, state taxes and other investment income	(604)
Change in non-qualifying hedge activity(c)	64
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	6
XPLR investment gains, net(c)	196
Change in net income less net loss attributable to noncontrolling interests	$676
______________________
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with clean energy tax credits for wind, solar and battery storage projects, as applicable (see Note 1 – Income Taxes and – Noncontrolling Interests and Note 5), but excludes allocation of interest expense and corporate general and administrative expenses except for an allocated credit support charge related to guarantees issued to conduct business activities. Results from projects and regulated gas transmission assets are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, and regulated gas transmission assets results are included in existing clean energy beginning with the thirteenth month of operation or ownership.
(b)    Excludes allocation of interest expense and corporate general and administrative expenses except for an allocated credit support charge related to guarantees issued to conduct business activities and includes natural gas, natural gas liquids and oil production results.
(c)    See Overview – Adjusted Earnings for additional information.

New Investments
Results from new investments in 2025 increased primarily due to higher earnings related to new wind and solar generation and battery storage facilities that entered service during or after 2024.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for 2025 increased $1,218 million primarily due to:
•revenues from new investments of approximately $519 million;
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $343 million of gains during 2025 compared to $66 million of losses for 2024); and
•net increases in revenues of $300 million from the customer supply business.

Operating Expenses – net
Operating expenses – net for 2025 increased $613 million primarily due to increases of $221 million in O&M expenses, $161 million in depreciation and amortization expenses and $152 million in fuel, purchased power and interchange expenses. The increases were primarily associated with growth across the NEER businesses.

Gains on Disposal of Businesses/Assets – net
In 2025, the change in gains on disposal of businesses/assets – net is the result of lower disposal gains in the current year as compared to the prior year. See Note 1 – Disposal of Businesses for a discussion of gains related to the September 2024 sales of ownership interests in connection with the pipeline joint venture and the renewable assets joint venture.

Interest Expense
NEER’s interest expense for 2025 increased $569 million primarily reflecting approximately $351 million of unfavorable impacts related to changes in the fair value of interest rate derivative instruments as well as higher average debt balances driven by growth in the business.

Equity in Losses of Equity Method Investees
NEER recognized $193 million and $267 million of equity in losses of equity method investees in 2025 and 2024, respectively. The change in 2025 primarily reflects the impact of an impairment charge of approximately $0.7 billion ($0.5 billion after tax) compared to a 2024 impairment charge of $0.8 billion ($0.6 billion after tax) related to the investment in XPLR (see Note 4 – Nonrecurring Fair Value Measurements).

Income Taxes
NEER's effective income tax rate for 2025 and 2024 was approximately (343)% and (165)%, respectively, and is primarily based on the composition of pretax income in 2025 and 2024 as well as the impact of clean energy tax credits. PTCs from wind and solar projects and ITCs from solar, battery storage and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. During the year ended December 31, 2025, clean energy tax credits increased by approximately $585 million reflecting growth in NEER's business. See Note 1 – Income Taxes for a discussion of clean energy tax credits, Note 5 and Note 16.

Net Loss Attributable to Noncontrolling Interests
The change in net loss attributable to noncontrolling interests primarily reflects an increase in additional differential membership interests. See Note 1 – Noncontrolling Interests.

Symmetry Acquisition
On January 9, 2026, a wholly owned subsidiary of NextEra Energy Resources acquired a commercial and industrial natural gas business. See Note 6 – Symmetry Acquisition.

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

Corporate and Other's results decreased $1,256 million during 2025 primarily due to unfavorable after-tax impacts of approximately $1,002 million, as compared to the prior year, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments used to manage interest rate and foreign currency exchange rate risk associated primarily with outstanding and expected future debt issuances and borrowings (see Note 3) as well as higher average debt balances.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures (see Note 15 – Commitments), investments in or acquisitions of assets and businesses (see Note 6), payment of maturing debt and related derivative obligations (see Note 13 and Note 3) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt (see Note 13) and, from time to time, equity securities, proceeds from differential membership investors, sales of clean energy tax credits (see Note 1 – Income Taxes) and sales of ownership interests in assets/businesses (see Note 1 – Disposal of Businesses), consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests in XPLR. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The purchases may be made in the open market or in privately negotiated transactions. Any purchases will be made in such quantities, at such prices, in such manner and on such terms and conditions as determined by NEE or its subsidiaries in their discretion, based on factors such as market and business conditions, applicable legal requirements and other factors. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purpose of the program is not to cause XPLR’s common units to be delisted from the New York Stock Exchange or to cause the common units to be deregistered with the SEC. As of December 31, 2025, the dollar value of units that may yet be purchased by NEE under this program was $114 million. As of December 31, 2025, NEE had an approximately 52.5% noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR OpCo.

Cash Flows

NEE's sources and uses of cash for 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
	2025	2024	2023
	(millions)
Sources of cash:
Cash flows from operating activities	$12,485	$13,260	$11,301
Issuances of long-term debt, including premiums and discounts	23,394	24,769	13,857
Proceeds from differential membership investors	3,276	2,257	2,745
Proceeds from the sale of Florida City Gas business	—	—	924
Sale of independent power and other investments of NEER	1,115	2,659	1,883
Issuances of common stock/equity units	2,038	48	4,514
Net increase in commercial paper and other short-term debt	676	—	2,308
Cash swept from related parties – net	—	—	1,213
Other sources – net	118	—	—
Total sources of cash	43,102	42,993	38,745
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(24,606)	(24,729)	(25,113)
Retirements of long-term debt	(10,347)	(10,113)	(7,978)
Net decrease in commercial paper and other short-term debt	—	(3,018)	—
Payments to differential membership investors	(516)	(740)	(75)
Repayments of cash swept to related parties – net	(131)	(1,371)	—
Dividends on common stock	(4,680)	(4,235)	(3,782)
Other uses – net	(1,223)	(791)	(1,814)
Total uses of cash	(41,503)	(44,997)	(38,762)
Effects of currency translation on cash, cash equivalents and restricted cash	5	(14)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,604	$(2,018)	$(21)

For significant financing activity that occurred subsequent to December 31, 2025, see Note 13.

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 15 – Commitments for estimated capital expenditures in 2026 through 2030.

The following table provides a summary of capital investments for 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
	(millions)
FPL:
Generation:
New	$2,915	$2,479	$3,163
Existing	1,150	967	1,441
Transmission and distribution	4,498	4,425	4,292
Nuclear fuel	216	222	98
General and other	718	636	688
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	(562)	(515)	(282)
Total	8,935	8,214	9,400
NEER:
Wind	3,325	4,355	4,793
Solar (includes solar plus battery storage projects)	6,975	7,327	5,448
Other clean energy	3,295	1,686	2,313
Nuclear (includes nuclear fuel)	577	344	228
Customer supply – natural gas and oil production	257	1,167	1,575
Regulated electric and gas transmission	755	1,177	841
Other	485	336	454
Total	15,669	16,392	15,652
Corporate and Other	2	123	61
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$24,606	$24,729	$25,113

Liquidity

As of December 31, 2025, NEE's total net available liquidity was approximately $18.7 billion. The table below provides the components of FPL's and NEECH's net available liquidity as of December 31, 2025.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)(b)	$3,346	$10,519	$13,865	2028 – 2030	2026 – 2030
Issued letters of credit	(3)	(480)	(483)
	3,343	10,039	13,382

Bilateral revolving credit facilities(c)	1,080	3,550	4,630	2026 – 2028	2026 – 2027
Borrowings(d)	—	—	—
	1,080	3,550	4,630

Letter of credit facilities(e)	—	4,328	4,328		2027 – 2029
Issued letters of credit	—	(3,813)	(3,813)
	—	515	515

Subtotal	4,423	14,104	18,527

Cash and cash equivalents	42	2,767	2,809
Commercial paper and other short-term borrowings outstanding	(1,130)	(1,433)	(2,563)
Cash swept from unconsolidated entities	—	(119)	(119)
Net available liquidity	$3,335	$15,319	$18,654
______________________
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $3,200 million ($450 million for FPL and $2,750 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,566 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity as well as the repayment of approximately $1,975 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity.
(b)     In February 2026, FPL and NEECH updated the capacity and extended the maturity date for a portion of their syndicated revolving credit facilities resulting in total capacity under their syndicated revolving credit facilities of $4,500 million and $10,500 million, respectively, with maturity dates ranging from 2028 – 2031 and 2027 – 2031, respectively. Letters of credit up to $1,450 million ($450 million for FPL and $1,000 million for NEECH) may be funded by the syndicated revolving credit facilities.
(c)    Only available for the funding of loans. As of December 31, 2025, approximately $300 million of FPL's and $2,400 million of NEECH's bilateral revolving credit facilities expire over the next 12 months.
(d)    In January 2026, NEECH borrowed a total of $850 million under bilateral revolving credit facilities.
(e)    Only available for the issuance of letters of credit. In January 2026, NEECH increased the capacity of the letter of credit facilities to $4,928 million.

Approximately 75 banks, located globally, participate in FPL’s and NEECH’s revolving credit facilities, with no one bank providing more than 5% of the combined revolving credit facilities. Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under its revolving credit facilities. In order for FPL or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities and, also for NEECH, its letter of credit facilities, FPL, in the case of FPL, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. The FPL and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio. As of December 31, 2025, each of NEE and FPL was in compliance with its required ratio.

On December 31, 2025, NEE established an at-the-market equity issuance program (ATM program) pursuant to which NEE may offer and sell, from time to time, NEE common stock having an aggregate gross sales price of up to $4 billion.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 8 and Note 15 – Commitments regarding guarantees of obligations on behalf of unconsolidated entities. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. As of December 31, 2025, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, as of December 31, 2025, NEE subsidiaries had approximately $7.1 billion in guarantees related to obligations under PPAs and acquisition agreements, interconnection agreements, nuclear-related activities, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 15 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. As of December 31, 2025, these guarantees totaled approximately $3.0 billion and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. As of December 31, 2025, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices as of December 31, 2025) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $1.6 billion.

As of December 31, 2025, subsidiaries of NEE also had approximately $7.1 billion of standby letters of credit and approximately $1.6 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Year Ended December 31, 2025
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(8)	$9,191	$27,412
Operating income (loss)	$(378)	$1,765	$8,280
Net income (loss)	$(1,279)	$335	$5,332
Net income (loss) attributable to NEE/NEECH	$(1,279)	$1,838	$6,835

	December 31, 2025
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$1,530	$9,422	$13,584
Total noncurrent assets	$2,546	$98,902	$199,137
Total current liabilities	$3,887	$17,135	$22,817
Total noncurrent liabilities	$44,680	$73,236	$123,425
Noncontrolling interests	$—	$11,871	$11,871
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

Credit Ratings

NEE’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements is dependent on its and its subsidiaries credit ratings. As of February 13, 2026, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

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

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure. However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds. Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock. The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings. As of December 31, 2025, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and all indebtedness of FPL that ranks prior or equal to the first mortgage bonds. As of December 31, 2025, coverage for the 12 months ended December 31, 2025 would have been approximately 7.5 times the annual interest requirements and approximately 3.6 times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee. As of December 31, 2025, FPL could have issued in excess of $38 billion of additional first mortgage bonds based on the unfunded property additions and retired first mortgage bonds. As of December 31, 2025, no cash was deposited with the mortgage trustee for these purposes.

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

In NEE’s non-rate regulated operations, predominantly NextEra Energy Resources, essentially all changes in the derivatives’ fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues and the equity method investees’ related activity is recognized in equity in losses of equity method investees in NEE’s consolidated statements of income.

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value are recognized in interest expense and the equity method investees' related activity is recognized in equity in losses of equity method investees in NEE's consolidated statements of income. NEE estimates the fair value of these derivatives using an income approach based on a discounted cash flows valuation technique utilizing observable inputs.

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

Net periodic pension income is calculated using a number of actuarial assumptions. Those assumptions for the years ended December 31, 2025, 2024 and 2023 include:

	2025	2024	2023
Discount rate	5.58%	4.88%	5.05%
Salary increase	4.90%	4.90%	4.90%
Expected long-term rate of return, net of investment management fees	8.00%	8.00%	8.00%
Weighted-average interest crediting rate	3.88%	3.89%	3.82%

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

The following table illustrates the effect on net periodic pension income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase (Decrease) in 2025 Net Periodic Pension Income
	Change in Assumption	NEE	FPL
		(millions)
Expected long-term rate of return	0.5%	$26	$15
Discount rate	(0.5)%	$1	$1
Salary increase	0.5%	$(2)	$(1)

NEE also utilizes actuarial assumptions about mortality to help estimate obligations of the pension plan. NEE has adopted the latest mortality tables released by the Society of Actuaries and an actuarially adjusted mortality improvement scale that incorporates recent experience. The annual update to the mortality assumptions did not have a material impact on the pension plan's obligation.

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

Assumptions and Accounting Approach

An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Assessment of whether an investment is other than temporarily impaired involves, among other factors, consideration of the length of time that the fair value is below the carrying value, current expected performance relative to the expected performance when the investment was initially made, performance relative to peers, industry performance relative to the economy, credit rating, regulatory actions and legal and permitting challenges. If management is unable to reasonably assert that an impairment is temporary or believes that there will not be full recovery of the carrying value of its investment, then the impairment is considered to be other than temporary. Investments that are other than temporarily impaired are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value. Impairment losses are recorded in equity in losses of equity method investees in NEE’s consolidated statements of income. See Note 4 – Nonrecurring Fair Value Measurements.

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

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation. In addition, NEE also makes interest rate and rate of return projections on its investments in determining recommended funding requirements for nuclear decommissioning costs. Periodically, NEE is required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs. For example, an increase of 0.25% in the assumed escalation rates for nuclear decommissioning costs would increase NEE’s AROs as of December 31, 2025 by approximately $179 million.

Assumptions and Accounting Approach

FPL – For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are approved by the FPSC. The most recent studies, filed in 2025, reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units at the time of the studies. FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $10.2 billion, or $2.7 billion expressed in 2025 dollars. The ultimate costs of decommissioning reflect the applications submitted to the NRC for the extension of St. Lucie Units 1 and 2 licenses for an additional 20 years.

FPL accrues the cost of dismantling its other generation plants over the expected service life of each unit based on studies filed with the FPSC. Unlike nuclear decommissioning, dismantlement costs are not funded. The most recent studies became effective January 1, 2026. The cost estimates below are based on the January 1, 2022 studies, which were in effect during 2025. As of December 31, 2025, FPL’s portion of the ultimate cost to dismantle its other generation units is approximately $2.1 billion, or $1.2 billion expressed in 2025 dollars. The majority of the dismantlement costs are not reported as AROs. FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. Any differences between the amount of the ARO and the amount recorded for ratemaking purposes are reported as a regulatory asset or liability in accordance with regulatory accounting.

The components of FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	Nuclear Decommissioning		Other Generation Plant Dismantlement		Interim Removal Costs and Other		Total
	December 31,		December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
	(millions)
AROs(a)	$1,844	$1,959	$323	$331	$3	$5	$2,170	$2,295
Less capitalized ARO asset net of accumulated depreciation	—	58	80	82	—	—	80	140
Accrued asset removal costs(b)	548	509	201	191	(2,066)	(1,375)	(1,317)	(675)
Asset retirement obligation regulatory expense difference(c)	5,784	4,936	(112)	(130)	—	—	5,672	4,806
Accrued decommissioning, dismantlement and other accrued asset removal costs(d)	$8,176	$7,346	$332	$310	$(2,063)	$(1,370)	$6,445	$6,286
______________________
(a)    See Note 11.
(b)    Included in noncurrent regulatory liabilities on NEE’s and FPL’s consolidated balance sheets, except for $2,064 million and $1,373 million which are related to interim removal costs and are included in noncurrent regulatory assets as of December 31, 2025 and 2024, respectively. See Note 1 – Rate Regulation.
(c)    Included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets, except for $1 million and $3 million which are related to other generation plant dismantlement and are included in noncurrent regulatory assets as of December 31, 2025 and 2024, respectively. See Note 1 – Rate Regulation.
(d)    Represents total amount accrued for ratemaking purposes.

NEER – NEER records liabilities for the present value of its expected nuclear plant decommissioning and its expected wind and solar facilities dismantlement costs which are determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and facilities, as well as the timing of decommissioning or dismantlement. The liabilities are being accreted using the interest method through the date decommissioning or dismantlement activities are expected to be complete. As of December 31, 2025 and 2024, the AROs for decommissioning of NEER’s nuclear plants approximated $688 million and $646 million, respectively. NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $11.4 billion, or $2.3 billion expressed in 2025 dollars. As of December 31, 2025 and 2024, the AROs for dismantling certain of NEER’s wind facilities approximated $365 million and $329 million, respectively, and for dismantling certain of NEER's solar facilities approximated $316 million and $315 million, respectively.

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

Commodity Price Risk

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity. In addition, NEE, through NEER, uses derivatives to optimize the value of its power generation and natural gas and oil production assets and engages in power and fuel marketing and trading activities to take advantage of expected future favorable price movements. See Critical Accounting Estimates – Accounting for Derivatives and Hedging Activities and Note 3.

During 2024 and 2025, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding as of December 31, 2023	$1,337	$(1,477)	$12	$(128)
Reclassification to realized at settlement of contracts	(373)	190	(24)	(207)
Value of contracts acquired	2	24	—	26
Net option premium purchases (issuances)	(2)	23	—	21
Changes in fair value excluding reclassification to realized	380	(284)	50	146
Fair value of contracts outstanding as of December 31, 2024	1,344	(1,524)	38	(142)
Reclassification to realized at settlement of contracts	(766)	516	35	(215)
Value of contracts acquired	46	(7)	—	39
Net option premium purchases (issuances)	29	20	—	49
Changes in fair value excluding reclassification to realized	680	(209)	(49)	422
Fair value of contracts outstanding as of December 31, 2025	1,333	(1,204)	24	153
Net margin cash collateral paid (received)				(86)
Total mark-to-market energy contract net assets (liabilities) as of December 31, 2025	$1,333	$(1,204)	$24	$67

NEE’s total mark-to-market energy contract net assets (liabilities) as of December 31, 2025 shown above are included on the consolidated balance sheets as follows:

December 31, 2025
(millions)
Current derivative assets	$935
Noncurrent derivative assets	1,780
Current derivative liabilities	(767)
Noncurrent derivative liabilities	(1,881)
NEE's total mark-to-market energy contract net assets	$67

The sources of fair value estimates and maturity of energy contract derivative instruments as of December 31, 2025 were as follows:

	Maturity
	2026	2027	2028	2029	2030	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(74)	$(32)	$15	$(18)	$17	$3	$(89)
Significant other observable inputs	425	222	66	41	5	73	832
Significant unobservable inputs	165	28	46	45	62	244	590
Total	516	218	127	68	84	320	1,333
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(59)	(35)	(7)	13	8	1	(79)
Significant other observable inputs	(299)	(237)	(131)	(115)	(47)	(356)	(1,185)
Significant unobservable inputs	(32)	(75)	(21)	14	18	156	60
Total	(390)	(347)	(159)	(88)	(21)	(199)	(1,204)
Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(7)	(1)	—	—	—	—	(8)
Significant unobservable inputs	31	1	—	—	—	—	32
Total	24	—	—	—	—	—	24
Total sources of fair value	$150	$(129)	$(32)	$(20)	$63	$121	$153

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)		Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(b)		Total
	FPL	NEE	FPL	NEE	FPL	NEE

December 31, 2024	$—	$6	$3	$98	$3	$88
December 31, 2025	$—	$14	$9	$92	$9	$83
Average for the year ended December 31, 2025	$—	$12	$10	$90	$10	$89
______________________
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $5 million and $6 million as of December 31, 2025 and 2024, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Special use funds	$2,453	$2,453	$2,294	$2,294
Other investments, primarily debt securities	$2,280	$2,280	$2,007	$2,007
Long-term debt, including current portion	$93,056	$91,614	$80,446	$76,428
Interest rate contracts – net unrealized gains (losses)	$(252)	$(252)	$293	$293
FPL:
Special use funds	$1,885	$1,885	$1,741	$1,741
Long-term debt, including current portion	$28,682	$27,354	$26,745	$24,718
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

As of December 31, 2025, NEE had interest rate contracts with a net notional amount of approximately $47.3 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 3.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE’s net liabilities would increase by approximately $4,392 million ($1,351 million for FPL) as of December 31, 2025.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $7,007 million and $6,164 million ($4,840 million and $4,219 million for FPL) as of December 31, 2025 and 2024, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. As of December 31, 2025, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $657 million ($446 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's consolidated statements of income. See Note 4.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of December 31, 2025, NEE's credit risk exposure associated with its energy marketing and trading operations, taking into account collateral and contractual netting rights, totaled approximately $3.4 billion ($113 million for FPL), of which approximately 88% (98% for FPL) was with companies that have investment grade credit ratings. See Note 3.

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

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control – Integrated Framework (2013). Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2025.

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

JOHN W. KETCHUM	MICHAEL H. DUNNE
John W. Ketchum Chairman, President and Chief Executive Officer of NEE and Chairman of FPL	Michael H. Dunne Executive Vice President, Finance and Chief Financial Officer of NEE and FPL

WILLIAM J. GOUGH
William J. Gough Vice President, Controller and Chief Accounting Officer of NEE

ARMANDO PIMENTEL, JR.	AMIN A. MOHOMED
Armando Pimentel, Jr. Chief Executive Officer of FPL	Amin A. Mohomed Vice President, Accounting and Controller of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
NextEra Energy, Inc. and Florida Power & Light Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NEE) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEE and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of NEE and FPL and our report dated February 13, 2026, expressed unqualified opinions on those financial statements.

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
February 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
    NextEra Energy, Inc. and Florida Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NEE) and the related separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2025 and 2024, and NEE's and FPL's related consolidated statements of income and cash flows, NEE's consolidated statements of comprehensive income and equity, and FPL’s consolidated statements of common shareholder’s equity, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEE and FPL as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEE’s and FPL’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2026, expressed unqualified opinions on NEE’s and FPL’s internal control over financial reporting.

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

NEE – Operating Revenues – Unrealized Gains – Refer to Note 3 to the financial statements

Critical Audit Matter Description

NEE enters into complex energy derivatives and transacts in certain markets that are thinly traded, which may result in subjective estimates of fair value that include unobservable inputs. Changes in the derivatives’ fair value for power purchases and sales, fuel sales and trading activities are primarily recognized on a net basis in operating revenues. For the year ended December 31, 2025, unrealized gains associated with Level 3 transactions of $395 million are included in operating revenues in the consolidated statement of income of NEE.

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

NEE and FPL – Impact of Rate Regulation on the Financial Statements – Refer to Note 1 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impact of rate regulation included the following, among others:

•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment and regulatory assets or liabilities, including the depreciation and amortization of such amounts in accordance with FPSC orders; and the monitoring and evaluation of regulatory developments, including from the 2025 base rate proceeding, that may affect the likelihood of recovering costs recognized as property, plant and equipment and regulatory assets in future rates or of a refund or future reduction in rates that should be recognized as a regulatory liability.
•We assessed the likelihood of (1) recovery of recorded regulatory assets and (2) obligations requiring future reductions in rates by obtaining, reading, and evaluating relevant regulatory orders issued by the FPSC to FPL, including from the 2025 base rate proceeding, and considering regulatory precedents established by the FPSC. We also evaluated such regulatory orders and other publicly available filings made by FPL and compared them to management’s recorded regulatory asset and liability balances for completeness.
•We evaluated FPL's disclosures related to the impacts of rate regulation, comprising the balances recorded and regulatory developments, including from the 2025 base rate proceeding.

DELOITTE & TOUCHE LLP

Boca Raton, Florida
February 13, 2026

We have served as NEE’s and FPL’s auditor since 1950.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
OPERATING REVENUES	$27,412	$24,753	$28,114
OPERATING EXPENSES
Fuel, purchased power and interchange	4,944	5,029	5,457
Other operations and maintenance	5,399	4,857	4,681
Depreciation and amortization	6,580	5,462	5,879
Taxes other than income taxes and other – net	2,469	2,278	2,265
Total operating expenses – net	19,392	17,626	18,282
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	260	352	405
OPERATING INCOME	8,280	7,479	10,237
OTHER INCOME (DEDUCTIONS)
Interest expense	(4,572)	(2,235)	(3,324)
Equity in losses of equity method investees	(184)	(246)	(648)
Allowance for equity funds used during construction	181	198	161
Gains on disposal of investments and other property – net	179	163	125
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	107	107	159
Other net periodic benefit income	267	235	245
Other – net	272	336	333
Total other income (deductions) – net	(3,750)	(1,442)	(2,949)
INCOME BEFORE INCOME TAXES	4,530	6,037	7,288
INCOME TAX EXPENSE (BENEFIT)	(802)	339	1,006
NET INCOME	5,332	5,698	6,282
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,503	1,248	1,028
NET INCOME ATTRIBUTABLE TO NEE	$6,835	$6,946	$7,310
Earnings per share attributable to NEE:
Basic	$3.31	$3.38	$3.61
Assuming dilution	$3.30	$3.37	$3.60

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2025	2024	2023
NET INCOME	$5,332	$5,698	$6,282
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses (gains) on cash flow hedges from accumulated other comprehensive loss to net income (net of $1 tax benefit, $1 tax benefit and $1 tax benefit, respectively)	(4)	1	2
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $10 tax expense, $1 tax benefit and $6 tax expense, respectively)	31	(3)	17
Reclassification from accumulated other comprehensive loss to net income (net of $2 tax benefit, $2 tax benefit and $4 tax benefit, respectively)	6	5	13
Defined benefit pension and other benefits plans:
Net unrealized gains and unrecognized prior service benefit (net of $16 tax expense, $19 tax expense and $7 tax expense, respectively)	52	60	21
Reclassification from accumulated other comprehensive loss to net income (net of $0 tax benefit, $0 tax benefit and $0 tax benefit, respectively)	—	—	1
Net unrealized gains (losses) on foreign currency translation	29	(27)	13
Other comprehensive income related to equity method investees (net of $0 tax expense, $0 tax expense and $0 tax expense, respectively)	3	1	1
Total other comprehensive income, net of tax	117	37	68
COMPREHENSIVE INCOME	5,449	5,735	6,350
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,503	1,238	1,025
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$6,952	$6,973	$7,375

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,812	$1,487
Customer receivables, net of allowances of $82 and $56, respectively	4,018	3,336
Other receivables	1,733	1,180
Materials, supplies and fuel inventory	2,420	2,214
Regulatory assets	433	1,417
Derivatives	997	879
Other	1,171	1,438
Total current assets	13,584	11,951
Other assets:
Property, plant and equipment – net ($28,988 and $25,632 related to VIEs, respectively)	156,197	138,852
Special use funds	10,954	9,800
Investment in equity method investees	5,528	6,118
Prepaid benefit costs	2,868	2,496
Regulatory assets	5,639	4,828
Derivatives	1,998	1,774
Goodwill	4,849	4,866
Other	11,104	9,459
Total other assets	199,137	178,193
TOTAL ASSETS	$212,721	$190,144
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$1,955	$1,670
Other short-term debt	608	217
Current portion of long-term debt ($9 and $25 related to VIEs, respectively)	3,500	8,061
Accounts payable ($502 and $631 related to VIEs, respectively)	7,583	6,982
Customer deposits	709	694
Accrued interest and taxes	1,185	1,016
Derivatives	1,113	1,073
Accrued construction-related expenditures	2,966	2,346
Regulatory liabilities	356	279
Other	2,842	3,017
Total current liabilities	22,817	25,355
Other liabilities and deferred credits:
Long-term debt ($190 and $436 related to VIEs, respectively)	89,556	72,385
Asset retirement obligations	3,669	3,671
Deferred income taxes	12,359	11,749
Regulatory liabilities	11,474	10,635
Derivatives	2,148	2,008
Other	4,219	3,480
Total other liabilities and deferred credits	123,425	103,928
TOTAL LIABILITIES	146,242	129,283
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS – VIEs	—	401
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 2,083 and 2,057, respectively)	21	21
Additional paid-in capital	19,494	17,260
Retained earnings	35,102	32,946
Accumulated other comprehensive loss	(9)	(126)
Total common shareholders' equity	54,608	50,101
Noncontrolling interests ($11,711 and $10,206 related to VIEs, respectively)	11,871	10,359
TOTAL EQUITY	66,479	60,460
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$212,721	$190,144

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,332	$5,698	$6,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,580	5,462	5,879
Nuclear fuel and other amortization	361	299	272
Unrealized losses (gains) on marked to market derivative contracts – net	199	(492)	(1,949)
Unrealized losses (gains) on equity securities held in NEER's nuclear decommissioning funds – net	(107)	(107)	(159)
Foreign currency transaction losses (gains)	110	(85)	92
Deferred income taxes	453	1,308	708
Cost recovery clauses and franchise fees	(89)	1,016	1,104
Equity in losses of equity method investees	184	246	648
Distributions of earnings from equity method investees	446	811	712
Gains on disposal of businesses, assets and investments – net	(439)	(515)	(530)
Recoverable storm-related costs	(460)	(676)	(399)
Other – net	288	135	34
Changes in operating assets and liabilities:
Current assets	(920)	(382)	58
Noncurrent assets	(440)	(473)	(408)
Current liabilities	487	767	(1,109)
Noncurrent liabilities	500	248	66
Net cash provided by operating activities	12,485	13,260	11,301
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(8,719)	(7,992)	(9,302)
Independent power and other investments of NEER	(15,332)	(16,215)	(15,565)
Nuclear fuel purchases	(553)	(399)	(185)
Other capital expenditures	(2)	(123)	(61)
Proceeds from the sale of Florida City Gas business	—	—	924
Sale of independent power and other investments of NEER	1,115	2,659	1,883
Proceeds from sale or maturity of securities in special use funds and other investments	5,401	5,445	4,875
Purchases of securities in special use funds and other investments	(5,893)	(5,623)	(5,926)
Other – net	118	(16)	(110)
Net cash used in investing activities	(23,865)	(22,264)	(23,467)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	23,394	24,769	13,857
Retirements of long-term debt	(10,347)	(10,113)	(7,978)
Proceeds from differential membership investors	3,276	2,257	2,745
Payments to differential membership investors	(516)	(740)	(75)
Net change in commercial paper	285	(2,980)	2,941
Proceeds from other short-term debt	2,558	6,575	1,980
Repayments of other short-term debt	(2,167)	(6,613)	(2,613)
Cash swept from (repayments to) related parties – net	(131)	(1,371)	1,213
Issuances of common stock/equity units	2,038	48	4,514
Dividends on common stock	(4,680)	(4,235)	(3,782)
Other – net	(731)	(597)	(653)
Net cash provided by financing activities	12,979	7,000	12,149
Effects of currency translation on cash, cash equivalents and restricted cash	5	(14)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,604	(2,018)	(21)
Cash, cash equivalents and restricted cash at beginning of year	1,402	3,420	3,441
Cash, cash equivalents and restricted cash at end of year	$3,006	$1,402	$3,420
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$3,501	$2,737	$2,463
Cash paid (received) for income taxes – net	$(1,275)	$(760)	$321
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$7,645	$6,835	$7,104
Right-of-use asset in exchange for finance lease liability	$344	$533	$124

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(millions)

	Common Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
	Shares		Aggregate Par Value
Balances, December 31, 2022	1,987	(a)	$20	$12,720	$(218)	$26,707	$39,229	$9,097	$48,326	$1,110
Net income (loss)	—		—	—	—	7,310	7,310	(1,049)		21
Issuances of common stock/equity units – net	61		1	4,513	—	—	4,514	—		—
Share-based payment activity	4		—	155	—	—	155	—		—
Dividends on common stock(a)	—		—	—	—	(3,782)	(3,782)	—		—
Other comprehensive income	—		—	—	65	—	65	3		—
Other differential membership interests activity	—		—	(21)	—	—	(21)	2,545		125
Disposal of subsidiaries with noncontrolling interests(b)	—		—	—	—	—	—	(165)		—
Other – net	—		—	(2)	—	—	(2)	(131)		—
Balances, December 31, 2023	2,052		21	17,365	(153)	30,235	47,468	10,300	$57,768	1,256
Net income (loss)	—		—	—	—	6,946	6,946	(1,266)		18
Issuances of common stock/equity units – net	—		—	(70)	—	—	(70)	—		—
Share-based payment activity	5		—	255	—	—	255	—		—
Dividends on common stock(a)	—		—	—	—	(4,235)	(4,235)	—		—
Other comprehensive income	—		—	—	27	—	27	10		—
Premium on equity units	—		—	(226)	—	—	(226)	—		—
Other differential membership interests activity	—		—	(10)	—	—	(10)	2,380		(873)
Disposal of subsidiaries with noncontrolling interests(b)	—		—	—	—	—	—	(846)		—
Other – net	—		—	(54)	—	—	(54)	(219)		—
Balances, December 31, 2024	2,057		21	17,260	(126)	32,946	50,101	10,359	$60,460	401
Net income (loss)	—		—	—	—	6,835	6,835	(1,507)		4
Issuances of common stock/equity units – net	23		—	2,000	—	—	2,000	—		—
Share-based payment activity	3		—	266	—	—	266	—		—
Dividends on common stock(a)	—		—	—	—	(4,680)	(4,680)	—		—
Other comprehensive income	—		—	—	117	—	117	—		—
Other differential membership interests activity	—		—	(26)	—	—	(26)	3,171		(405)
Other – net	—		—	(6)	—	1	(5)	(152)		—
Balances, December 31, 2025	2,083		$21	$19,494	$(9)	$35,102	$54,608	$11,871	$66,479	$—
_________________________
(a)Dividends per share were $2.27, $2.06 and $1.87 for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)See Note 1 – Disposal of Businesses.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2025	2024	2023
OPERATING REVENUES	$18,262	$17,019	$18,365
OPERATING EXPENSES
Fuel, purchased power and interchange	3,878	4,188	4,761
Other operations and maintenance	1,771	1,609	1,666
Depreciation and amortization	3,778	2,827	3,789
Taxes other than income taxes and other – net	2,016	1,904	1,959
Total operating expenses – net	11,443	10,528	12,175
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	1	1	407
OPERATING INCOME	6,820	6,492	6,597
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,284)	(1,178)	(1,114)
Allowance for equity funds used during construction	172	189	155
Other – net	23	10	37
Total other income (deductions) – net	(1,089)	(979)	(922)
INCOME BEFORE INCOME TAXES	5,731	5,513	5,675
INCOME TAXES	719	970	1,123
NET INCOME(a)	$5,012	$4,543	$4,552
______________________
(a)FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$42	$32
Customer receivables, net of allowances of $25 and $9, respectively	1,667	1,400
Other receivables	413	380
Materials, supplies and fuel inventory	1,373	1,309
Regulatory assets	401	1,405
Other	255	257
Total current assets	4,151	4,783
Other assets:
Electric utility plant and other property – net	81,755	76,166
Special use funds	7,684	6,875
Prepaid benefit costs	2,072	1,954
Regulatory assets	5,405	4,464
Goodwill	2,965	2,965
Other	1,126	934
Total other assets	101,007	93,358
TOTAL ASSETS	$105,158	$98,141
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$1,130	$1,430
Current portion of long-term debt	641	1,719
Accounts payable	1,084	996
Customer deposits	685	669
Accrued interest and taxes	470	443
Accrued construction-related expenditures	1,153	860
Regulatory liabilities	344	273
Other	687	1,105
Total current liabilities	6,194	7,495
Other liabilities and deferred credits:
Long-term debt	28,041	25,026
Asset retirement obligations	2,158	2,276
Deferred income taxes	10,156	9,438
Regulatory liabilities	11,280	10,465
Other	343	365
Total other liabilities and deferred credits	51,978	47,570
TOTAL LIABILITIES	58,172	55,065
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	26,866	26,868
Retained earnings	18,747	14,835
TOTAL EQUITY	46,986	43,076
TOTAL LIABILITIES AND EQUITY	$105,158	$98,141

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,012	$4,543	$4,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,778	2,827	3,789
Nuclear fuel and other amortization	164	172	158
Deferred income taxes	617	602	(161)
Cost recovery clauses and franchise fees	(89)	1,016	1,104
Gains on disposal of businesses/assets – net	(1)	(1)	(407)
Recoverable storm-related costs	(460)	(676)	(399)
Other – net	(7)	(14)	(27)
Changes in operating assets and liabilities:
Current assets	(319)	262	(200)
Noncurrent assets	(199)	(167)	(185)
Current liabilities	59	(23)	60
Noncurrent liabilities	(22)	(35)	12
Net cash provided by operating activities	8,533	8,506	8,296
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,719)	(7,992)	(9,302)
Nuclear fuel purchases	(216)	(222)	(98)
Proceeds from the sale of Florida City Gas business	—	—	924
Proceeds from sale or maturity of securities in special use funds	3,142	3,628	3,730
Purchases of securities in special use funds	(3,295)	(3,801)	(3,754)
Other – net	7	3	(15)
Net cash used in investing activities	(9,081)	(8,384)	(8,515)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	3,785	3,205	5,678
Retirements of long-term debt	(1,821)	(1,721)	(1,548)
Net change in commercial paper	(300)	(944)	665
Proceeds from other short-term debt	—	—	55
Repayments of other short-term debt	—	(255)	—
Capital contributions from NEE	—	3,400	—
Dividends to NEE	(1,100)	(3,700)	(4,545)
Other – net	(61)	(46)	(72)
Net cash provided by (used in) financing activities	503	(61)	233
Net increase (decrease) in cash, cash equivalents and restricted cash	(45)	61	14
Cash, cash equivalents and restricted cash at beginning of year	133	72	58
Cash, cash equivalents and restricted cash at end of year	$88	$133	$72
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,225	$1,143	$1,034
Cash paid for income taxes – net	$37	$640	$981
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,532	$1,169	$958

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2022	$1,373	$23,561	$13,986	$38,920
Net income	—	—	4,552
Dividends to NEE	—	—	(4,545)
Distribution of a subsidiary to NEE	—	(90)	—
Other	—	(1)	(1)
Balances, December 31, 2023	1,373	23,470	13,992	$38,835
Net income	—	—	4,543
Capital contributions from NEE	—	3,400	—
Dividends to NEE	—	—	(3,700)
Other	—	(2)	—
Balances, December 31, 2024	1,373	26,868	14,835	$43,076
Net income	—	—	5,012
Dividends to NEE	—	—	(1,100)
Other	—	(2)	—
Balances, December 31, 2025	$1,373	$26,866	$18,747	$46,986

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024 and 2023

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

FPL's principal business is a rate-regulated electric utility which supplies electric service to more than six million customer accounts throughout most of the east and lower west coasts of Florida and eight counties throughout northwest Florida. NEER invests in independent power projects through both controlled and consolidated entities and noncontrolling ownership interests in joint ventures. NEER participates in natural gas, natural gas liquids and oil production primarily through operating and non-operating ownership interests and in pipeline infrastructure through noncontrolling or joint venture interests. NEER also invests in rate-regulated electric transmission assets and transmission lines that connect its electric generation facilities to the electric grid through controlled and consolidated entities and a noncontrolling ownership interest.

The consolidated financial statements of NEE and FPL include the accounts of their respective controlled subsidiaries. They also include NEE's and FPL's share of the undivided interest in certain assets, liabilities, revenues and expenses. Amounts representing NEE's interest in entities it does not control, but over which it exercises significant influence, are included in investment in equity method investees; the earnings/losses of these entities is included in equity in losses of equity method investees. Intercompany balances and transactions have been eliminated in consolidation. Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation. The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Operating Revenues – FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers as further discussed in Note 2, as well as, at NEER, derivative and lease transactions. FPL's operating revenues include amounts resulting from base rates, cost recovery clauses (see Rate Regulation below), franchise fees, gross receipts taxes and surcharges related to storms (see Storm Funds, Storm Reserves and Storm Cost Recovery below). Franchise fees and gross receipts taxes are imposed on FPL; however, the Florida Public Service Commission (FPSC) allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise fee for those customers located in the jurisdiction that imposes the amount. Accordingly, FPL's franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other – net in NEE's and FPL's consolidated statements of income and were approximately $1,114 million, $1,053 million and $1,139 million in 2025, 2024 and 2023, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets. Certain NEER commodity contracts for the purchase and sale of power that meet the definition of a derivative are recorded at fair value with subsequent changes in fair value recognized as revenue. See Energy Trading below and Note 3.

Rate Regulation – FPL, the most significant of NEE's rate-regulated subsidiaries, is subject to rate regulation by the FPSC and the Federal Energy Regulatory Commission (FERC). Its rates are designed to recover the cost of providing service to its customers, including a reasonable rate of return on invested capital. As a result of this cost-based regulation, FPL follows the accounting guidance that allows regulators to create assets and impose liabilities that would not be recorded by non-rate regulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's and FPL's regulatory assets and liabilities are as follows:

	NEE		FPL
	December 31,		December 31,
	2025	2024	2025	2024
	(millions)
Regulatory assets:
Current:
Early retirement of generation facilities and transmission assets(a)	$188	$162	$188	$162
Deferred clause and franchise expenses	139	98	139	98
Storm restoration costs(b)	—	1,019	—	1,019
Other	106	138	74	126
Total	$433	$1,417	$401	$1,405
Noncurrent:
Early retirement of generation facilities and transmission assets(a)	$2,327	$2,037	$2,327	$2,037
Accrued asset removal costs(c)	2,097	1,398	2,064	1,373
Other	1,215	1,393	1,014	1,054
Total	$5,639	$4,828	$5,405	$4,464
Regulatory liabilities:
Current:
Deferred clause revenues	$320	$224	$320	$224
Other	36	55	24	49
Total	$356	$279	$344	$273
Noncurrent:
Asset retirement obligation regulatory expense difference	$5,673	$4,809	$5,673	$4,809
Accrued asset removal costs(c)	799	745	747	698
Deferred taxes	3,348	3,594	3,245	3,491
Other	1,654	1,487	1,615	1,467
Total	$11,474	$10,635	$11,280	$10,465
______________________
(a)The majority of these regulatory assets are being amortized over 20 years.
(b)The majority of these regulatory assets were amortized over a 12-month period that began in January 2025. See Storm Funds, Storm Reserves and Storm Cost Recovery below.
(c)See Electric Plant, Depreciation and Amortization below.

Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through various clauses, include substantially all fuel, purchased power and interchange expense, costs associated with an FPSC-approved transmission and distribution storm protection plan, certain costs associated with the acquisition and retirement of an electric generation facility, certain construction-related costs for certain of FPL's solar generation facilities, and conservation and certain environmental-related costs. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net under-recovery or over-recovery. Any under-recovered costs or over-recovered revenues are collected from or returned to customers in subsequent periods.

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

Base Rates Effective January 2026 through December 2029 – In January 2026, the FPSC issued a final order approving a stipulation and settlement agreement between FPL and several intervenors in FPL's base rate proceeding (2025 rate agreement).

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Key elements of the 2025 rate agreement, which became effective in January 2026 and continues through at least December 2029, include, among other things, the following:

•New retail base rates and charges were established resulting in the following increases in annualized retail base revenues:
◦$945 million beginning January 1, 2026; and
◦$705 million beginning January 1, 2027.
•In addition, FPL will receive, subject to conditions specified in the 2025 rate agreement, base rate increases associated with solar generation projects that enter service in 2027, 2028 and 2029 and battery storage projects that enter service in 2028 and 2029 through a Solar and Battery Base Rate Adjustment (SoBRA) mechanism. FPL is required to demonstrate either a specified economic or resource/reliability need for these projects.
•FPL's authorized regulatory return on common equity (regulatory ROE) is 10.95%, with a range of 9.95% to 11.95%. If FPL's earned regulatory ROE falls below 9.95%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.95%, any party with standing may seek a review of FPL's retail base rates.
•FPL's authorized regulatory capital structure reflects a 59.6% equity ratio, consistent with prior base rate cases.
•FPL is authorized to implement a rate stabilization mechanism (RSM) over the term of the 2025 rate agreement up to approximately $1.5 billion, after tax. The RSM reserve includes certain deferred tax liabilities, the remaining balance from FPL’s existing reserve amortization mechanism as of January 1, 2026 and investment tax credit amortization for battery storage projects placed in service in 2025. Subject to certain conditions, FPL could amortize the RSM reserve over the term of the 2025 rate agreement, provided that in any 12-month period of the 2025 rate agreement FPL would be required to amortize at least enough RSM reserve amount to maintain its minimum authorized regulatory ROE and also could not amortize any RSM reserve amount that would result in an earned regulatory ROE in excess of its maximum authorized regulatory ROE.
•Future storm restoration costs are recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that produces a surcharge of no more than $5 for every 1,000 kilowatt-hours (kWh) of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs, inclusive of the costs to replenish the storm reserve, exceed the cap, FPL could request an increase to the $5 surcharge. See Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery.
•     If federal or state permanent corporate income tax changes become effective during the term of the 2025 rate agreement, FPL will be able to prospectively adjust base rates after a review by the FPSC.
•FPL will implement tariffs for large-load customers with new or incremental load of 50 megawatts (MW) or greater and with a load factor of at least 85%.

In February 2026, the Office of Public Counsel, Floridians Against Increased Rates, Inc. and, as a group, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida filed a joint motion for reconsideration and a joint request for oral argument challenging the FPSC's final order approving the 2025 rate agreement. FPL has opposed the motion and the request for oral argument.

Base Rates Effective January 2022 through December 2025 – In December 2021, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2021 rate agreement). In March 2024, the FPSC issued a supplemental final order which affirmed its prior approval of the 2021 rate agreement.

Key elements of the 2021 rate agreement, which became effective in January 2022, include, among other things, the following:
•New retail base rates and charges which resulted in the following increases in annualized retail base revenues:
◦$692 million beginning January 1, 2022; and
◦$560 million beginning January 1, 2023.
•Additional base rate increases in 2024 and 2025 associated with the addition of 894 MW of new solar generation through the Solar Base Rate Adjustment mechanism in each year.
•Authorized regulatory ROE of 10.60%, with a range of 9.70% to 11.70%, which was increased in 2022 to be 10.80%, with a range of 9.80% to 11.80%, based on a provision associated with an increase in the U.S. Treasury rate.
•Subject to certain conditions, the right to amortize up to $1.45 billion (depreciation reserve), provided that in any 12-month period of the 2021 rate agreement, FPL was required to amortize at least enough of the depreciation reserve amount to maintain its minimum authorized annual regulatory ROE and also could not amortize any depreciation reserve amount that would result in an earned regulatory ROE in excess of its maximum authorized regulatory ROE.
•Expansion of SolarTogether® (a voluntary community solar program that gives FPL electric customers an opportunity to participate directly in the expansion of solar energy where participants pay a fixed monthly subscription charge and receive credits on their related monthly customer bill) by constructing an additional 1,788 MW of solar generation from 2022 through 2025, such that the total capacity of SolarTogether® is 3,278 MW.
•An interim storm cost recovery mechanism for storm restoration costs. See Note 1 – Storm Funds, Storm Reserves and Storm Cost Recovery below.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Electric Plant, Depreciation and Amortization – The cost of additions to units of property of FPL and NEER is added to electric plant in service and other property. In accordance with regulatory accounting, the cost of units of utility property retired from FPL's and NEER's rate-regulated electric transmission businesses, less estimated net salvage value, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. The American Recovery and Reinvestment Act of 2009, as amended, provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property). Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. As of December 31, 2025 and 2024, convertible ITCs, net of amortization, were approximately $581 million ($95 million at FPL) and $607 million ($100 million at FPL).

Depreciation of FPL's electric property is provided on a straight-line basis, primarily over its average remaining useful life. FPL includes in depreciation expense a provision for electric generation plant dismantlement, interim asset removal costs, accretion related to asset retirement obligations (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below) and storm recovery amortization. For substantially all of FPL's property, depreciation studies are performed periodically and filed with the FPSC which result in updated depreciation rates. As part of the 2025 rate agreement, the FPSC approved new unified depreciation rates which became effective January 1, 2026. Reserve amortization is recorded as either an increase or decrease to accrued asset removal costs which is reflected in noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets. FPL files a twelve-month forecast with the FPSC each year which contains a regulatory ROE intended to be earned based on the best information FPL has at that time assuming normal weather. This forecast establishes a targeted regulatory ROE. In order to earn the targeted regulatory ROE in each reporting period subject to the conditions of the effective rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization or its reversal to earn the targeted regulatory ROE. See Rate Regulation – Base Rates Effective January 2026 through December 2029 and Rate Regulation – Base Rates Effective January 2022 through December 2025 above.

NEER's electric plant in service and other property less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives. NEER reviews the estimated useful lives of its fixed assets on an ongoing basis. NEER's natural gas and oil production assets are accounted for under the successful efforts method. Depletion expenses for the acquisition of reserve rights and development costs are recognized using the unit of production method. Depreciation of NEER’s rate-regulated electric transmission assets are provided on a straight-line basis, primarily over their average remaining useful life. NEER includes in depreciation expense a provision for dismantlement, interim asset removal costs and accretion related to asset retirement obligations. For substantially all of NEER’s rate-regulated electric transmission assets, depreciation studies are performed periodically and filed with FERC which result in updated depreciation rates.

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

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of the related asset or sale of development rights. As of December 31, 2025 and 2024, NEER's capitalized development costs totaled approximately $1.9 billion and $1.6 billion, respectively, which are included in noncurrent other assets on NEE's consolidated balance sheets. These costs include land rights and other third-party costs directly associated with the development of a new project. Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost. Capitalized development costs are charged to O&M expenses when it is probable that these costs will not be realized.

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

Nuclear decommissioning studies are performed at least every five years and are filed with the FPSC for approval. FPL filed updated nuclear decommissioning studies with the FPSC in December 2025. These studies reflect, among other things, the expiration dates of the operating licenses for FPL's nuclear units at the time of the studies. The 2025 studies provide for the dismantlement of Turkey Point Units 3 and 4 following the end of plant operation with decommissioning activities commencing in 2052 and 2053, respectively. The studies filed in 2025 also provide for St. Lucie Unit 1 to be shut down beginning in 2056 with decommissioning activities to be integrated with the dismantlement of St. Lucie Unit 2 in 2063. These studies also assume that FPL will be storing spent fuel on site pending removal to a United States (U.S.) government facility. FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, is estimated to be approximately $10.2 billion, or $2.7 billion expressed in 2025 dollars. The ultimate costs of decommissioning reflect the applications submitted to the NRC for the extension of St. Lucie Units 1 and 2 licenses for an additional 20 years.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily carried at fair value. See Note 4. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses and estimated credit losses on debt securities, are not recognized in income and are reflected as a corresponding offset in the related regulatory asset or liability accounts. FPL does not currently make contributions to the decommissioning funds, other than the reinvestment of fund earnings. During 2025, 2024 and 2023 fund earnings on decommissioning funds were approximately $224 million, $238 million and $144 million, respectively. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other generation plant dismantlement studies are performed periodically and are submitted to the FPSC for approval. Previously approved studies were effective from January 1, 2022 through December 2025 and resulted in an annual expense of $48 million which is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income. As part of the 2025 rate agreement, the FPSC approved a new annual expense of $106 million based on FPL's dismantlement studies which became effective January 1, 2026. As of December 31, 2025, FPL's portion of the ultimate cost to dismantle its other generation units is approximately $2.1 billion, or $1.2 billion expressed in 2025 dollars.

NEER's AROs primarily include nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) and dismantlement liabilities for its wind and solar facilities. The liabilities are being accreted using the interest method through the date decommissioning or dismantlement activities are expected to be complete. See Note 11. As of December 31, 2025 and 2024, NEER's ARO was approximately $1.5 billion and $1.4 billion, respectively, and was determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning or dismantlement. NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $11.4 billion, or $2.3 billion expressed in 2025 dollars. The ultimate cost to dismantle NEER's wind and solar facilities is estimated to be approximately $4.5 billion.

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

Restricted Cash – As of December 31, 2025 and 2024, NEE had approximately $194 million ($46 million for FPL) and $159 million ($101 million for FPL), respectively, of restricted cash, which, as of December 31, 2024, was offset by $244 million of cash received on exchange-traded derivative positions resulting in a balance of $(85) million. Restricted cash accounts are included in current other assets on NEE's and FPL's consolidated balance sheets and primarily relate to debt service payments and margin cash collateral requirements (funding) at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $50 million is netted against derivative assets and $81 million is netted against derivative liabilities as of December 31, 2025 and $279 million is netted against derivative assets as of December 31, 2024. See Note 3.

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

During 2024, the FPSC approved FPL's request to recover eligible storm costs and replenishment of the storm reserve totaling approximately $1.2 billion, related to Hurricanes Debby, Helene and Milton which impacted FPL's service area in 2024. The amount was collected through an interim surcharge for a 12-month period that concluded in December 2025 and is subject to refund based on an FPSC prudence review. Recoverable storm costs are reflected as current regulatory assets on NEE's and FPL's consolidated balance sheet as of December 31, 2024. The unpaid portion of the storm restoration costs as of December 31, 2024, of approximately $557 million, including estimated capital costs, is included in current other liabilities on NEE’s and FPL’s 2024 consolidated balance sheet.

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

Impairment of Equity Method Investments – NEE evaluates its equity method investments for impairment when events or changes in circumstances indicate that the fair value of the investment is less than the carrying value and the investment may be other than temporarily impaired (OTTI). An impairment loss is required to be recognized if the impairment is deemed to be other than temporary. Investments that are OTTI are written down to their estimated fair value and cannot subsequently be written back up for increases in estimated fair value. Impairment losses are recorded in equity in losses of equity method investees in NEE’s consolidated statements of income. See Note 4 – Nonrecurring Fair Value Measurements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets – NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2025	2024
	(years)	(millions)
Goodwill (by reporting unit):
FPL segment, primarily rate-regulated utilities		$2,965	$2,965
NEER segment:
Rate-regulated assets, primarily transmission		1,154	1,167
Clean energy assets		420	424
Customer supply		299	299
Corporate and Other		11	11
Total goodwill		$4,849	$4,866
Other intangible assets not subject to amortization, primarily land easements		$137	$137
Other intangible assets subject to amortization:
Purchased power agreements	18	$635	$633
Biogas rights agreements	28	952	933
Other, primarily transportation contracts and customer lists	17	299	214
Total		1,886	1,780
Accumulated amortization		(256)	(202)
Total other intangible assets subject to amortization – net		$1,630	$1,578

NEE's, including FPL's, goodwill relates to various acquisitions which were accounted for using the acquisition method of accounting. Other intangible assets are included in noncurrent other assets on NEE's consolidated balance sheets. NEE's other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives. Amortization of the other intangible assets was approximately $65 million, $62 million and $58 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is expected to be approximately $60 million, $56 million, $54 million, $52 million and $51 million for 2026, 2027, 2028, 2029 and 2030, respectively.

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

As of December 31, 2025 and 2024, NEE's outstanding obligations under its structured payables program were approximately $4.2 billion and $4.0 billion, respectively, and are included in accounts payable on NEE's consolidated balance sheets.

A rollforward of NEE's structured payables is as follows:

	December 31,
	2025	2024
	(millions)
Obligations outstanding at the beginning of the year	$3,988	$4,701
Invoices added to the program	8,036	6,363
Invoices paid	(7,850)	(7,076)
Obligations outstanding at the end of the year	$4,174	$3,988

Income Taxes – Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities, and are presented as noncurrent on NEE's and FPL's consolidated balance sheets. In connection with the tax sharing agreement between NEE and certain of its subsidiaries, the income tax provision at each applicable subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the applicable subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at the corporate level. Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in deferred income taxes computed under accounting rules, as compared to regulatory accounting rules. The net regulatory liability totaled $2,702 million ($2,665 million for FPL) and $2,916 million ($2,880 million for FPL) as of December 31, 2025 and 2024, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

Production tax credits (PTCs) are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets. NEER and FPL recognize ITCs as a reduction to income tax expense when the related energy property is placed into service. Prior to 2025, FPL recognized ITCs as a reduction to income tax expense over the depreciable life of the related energy property. As of December 31, 2025 and 2024, FPL’s accumulated deferred ITCs were approximately $1,079 million and $966 million, respectively, and are included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. Clean energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of clean energy tax credits for the years ended December 31, 2025 and 2024 of approximately $1,527 million ($180 million for FPL) and $1,304 million ($0 million for FPL), respectively, are reported in the cash paid (received) for income taxes – net within the supplemental disclosures of cash flow information on NEE’s consolidated statements of cash flows. In connection with entering into the agreements to sell clean energy tax credits, NEECH provides certain indemnifications to the purchasers regarding the existence and qualifications of such credits. NEE has not recorded any material liability related to these indemnifications after considering the nature of the indemnifications and NEE’s experience in generating and utilizing clean energy tax credits. NEE's exposure to refund credits sold generally terminates based on the individual purchaser’s tax return statute of limitations which cannot be estimated.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law which, among other things, modified tax legislation affecting clean energy tax credits, bonus depreciation rules and tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation with no phase out for unregulated property acquired after January 19, 2025, 100% expensing with no phase out of domestic research and development expenses incurred in taxable years beginning after 2024, and the use of earnings before interest, taxes, depreciation and amortization (EBITDA), rather than earnings before interest and taxes (EBIT), with no phase out for purposes of calculating the interest limitation for taxable years beginning after 2024. The OBBBA did not change the federal corporate income tax rate and did not require remeasurement of deferred tax assets or liabilities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that such assets will not be realized. NEE recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL. At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment. All tax positions taken by NEE in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold. NEE and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida, and certain foreign jurisdictions. Federal tax liabilities, with the exception of certain refund claims, are effectively settled for all years prior to 2022. State and foreign tax liabilities, which have varied statutes of limitations regarding additional assessments, are generally effectively settled for years prior to 2021. As of December 31, 2025, NEE had unrecognized tax benefits of approximately $143 million that, if recognized, could impact the annual effective income tax rate. See Note 5.

Noncontrolling Interests – Noncontrolling interests represent the portions of net assets in consolidated entities that are not owned by NEE and are reported as a component of equity on NEE's consolidated balance sheets. As of December 31, 2025, noncontrolling interests on NEE's consolidated balance sheets primarily reflects the interests related to differential membership interests discussed below, as well as other noncontrolling interests in certain wind and solar generation and transmission assets sold to non-affiliated parties and XPLR Infrastructure Partners, LP (XPLR) (formerly NextEra Energy Partners, LP).

Certain subsidiaries of NextEra Energy Resources have sold Class B noncontrolling membership interests in entities that have ownership interests in wind generation, solar generation and battery storage facilities, with generating/storage capacity in operation or under construction totaling approximately 12,350 MW, 5,409 MW and 2,624 MW, respectively, as of December 31, 2025, to third-party investors (differential membership interests). The third-party investors are allocated earnings, tax attributes and cash flows in accordance with the respective limited liability company agreements. Those economics are allocated primarily to the third-party investors until they receive a targeted return (the flip date) and thereafter to NEE. NEE has the right to call the third-party interests at specified amounts if and when the flip date occurs. NEE has determined the allocation of economics between the controlling party and third-party investor should not follow the respective ownership percentages for each wind generation, solar generation and battery storage project but rather the hypothetical liquidation of book value (HLBV) method based on the governing provisions in each respective limited liability company agreement. Under the HLBV method, the amounts of income and loss attributable to the noncontrolling interest reflects changes in the amount the owners would hypothetically receive at each balance sheet date under the respective liquidation provisions, assuming the net assets of these entities were liquidated at the recorded amounts, after taking into account any capital transactions, such as contributions and distributions, between the entities and the owners. At the point in time that the third-party investor, in hypothetical liquidation, would achieve its targeted return, NEE attributes the additional hypothetical proceeds to the differential membership interests based on the call price. A loss attributable to noncontrolling interests on NEE’s consolidated statements of income represents earnings attributable to NEE.

As of December 31, 2025 and 2024, approximately $10,654 million and $9,062 million, respectively, of noncontrolling interests on NEE's consolidated balance sheets relates to differential membership interests. For the years ended December 31, 2025, 2024 and 2023, NEE recorded earnings of approximately $1,578 million, $1,329 million and $1,135 million, respectively, associated with differential membership interests, which is reflected as net loss attributable to noncontrolling interests on NEE's consolidated statements of income.

Redeemable Noncontrolling Interests – Certain subsidiaries of NextEra Energy Resources sold Class B noncontrolling membership interests in entities that have ownership interests in wind generation, solar generation and battery storage facilities to third-party investors. As specified in the respective limited liability company agreements, if, subject to certain contingencies, certain events occur, including, among others, those that would delay completion or cancel any of the underlying projects, an investor has the option to require NEER to return all or part of its investment. As these potential redemptions were outside of NEER’s control, these balances were classified as redeemable noncontrolling interests on NEE's consolidated balance sheet as of December 31, 2024. During 2025, the contingencies associated with the December 31, 2024 balance were resolved and reclassified to noncontrolling interests.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases – NEE and FPL determine if an arrangement is a lease at inception. NEE and FPL recognize a right-of-use (ROU) asset and a lease liability for operating and finance leases by recognizing and measuring leases at the commencement date based on the present value of lease payments over the lease term. For sales-type leases, the book value of the leased asset is removed from the balance sheet and a net investment in sales-type lease is recognized based on fixed payments under the contract and the residual value of the asset being leased. NEE and FPL have elected not to apply the recognition requirements to short-term leases and not to separate nonlease components from associated lease components for all classes of underlying assets except for purchased power agreements. ROU assets are included in noncurrent other assets, lease liabilities are included in current and noncurrent other liabilities and net investments in sales-type leases are included in current and noncurrent other assets on NEE’s and FPL's consolidated balance sheets. Operating lease expense is included in O&M expense, interest and amortization expenses associated with finance leases are included in interest expense and depreciation and amortization expense, respectively, and rental income associated with operating leases and interest income associated with sales-type leases are included in operating revenues in NEE’s and FPL’s consolidated statements of income. See Note 10.

Disposal of Businesses – In 2023, FPL sold its ownership interests in its Florida City Gas business for cash proceeds of approximately $924 million. In connection with the sale, a gain of approximately $406 million ($306 million after tax at NEE and $300 million after tax at FPL) was recorded in NEE's and FPL's consolidated statements of income for the year ended December 31, 2023 and is included in gains on disposal of businesses/assets – net.

In July 2025, a subsidiary of NEET entered into an agreement to sell a 50% equity interest in a joint venture, consisting of a rate-regulated electric transmission asset located in California. NEER expects to close the sale in the first quarter of 2026, subject to the satisfaction of customary closing conditions, for cash proceeds of approximately $270 million, subject to closing adjustments. Upon closing, the transmission assets and liabilities will be removed from NEE's balance sheet and NEE's remaining 50% interest will be reflected as an equity method investment.

In 2024, subsidiaries of NextEra Energy Resources sold 100% ownership interests in certain natural gas and oil shale formations and, as part of a joint venture (pipeline joint venture), sold an ownership interest, representing an approximately 15% economic interest, in three natural gas pipeline facilities located in the southern U.S. for total cash proceeds of approximately $101 million. A NextEra Energy Resources subsidiary has operated and continues to operate two of the pipeline facilities included in the sale. In connection with the sale, a gain of approximately $120 million ($77 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2024 and is included in gains on disposal of businesses/assets – net. NEE’s remaining equity method investment interest, an approximately 85% economic interest, in the pipeline joint venture is a noncontrolling interest based on the governance structure of the joint venture.

In 2024, subsidiaries of NextEra Energy Resources sold an ownership interest, representing an approximately 65% economic interest, as part of a joint venture (renewable assets joint venture), consisting of a portfolio of five wind generation facilities and three solar generation facilities located in geographically diverse locations throughout the U.S. with a total generating capacity of 1,634 MW, for cash proceeds of approximately $900 million. A NextEra Energy Resources subsidiary continues to operate the facilities included in the sale. In connection with the sale, a gain of approximately $103 million ($76 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2024 and is included in gains on disposal of businesses/assets – net. NEE’s remaining equity method investment interest, an approximately 35% economic interest, in the renewable assets joint venture is a noncontrolling interest based on the governance structure of the joint venture. Upon the projects in the renewable assets joint venture obtaining financing in the fourth quarter of 2024, NEE received a distribution of approximately $386 million.
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

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 3) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. In 2025, 2024 and 2023, NEE’s revenue from contracts with customers was approximately $25.8 billion ($18.2 billion at FPL), $23.5 billion ($16.9 billion at FPL) and $24.8 billion ($18.2 billion at FPL), respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s 2025 operating revenues, the majority of which are to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. As of December 31, 2025 and 2024, FPL's unbilled revenues amounted to approximately $705 million and $573 million, respectively, and are included in customer receivables on NEE’s and FPL’s consolidated balance sheets. Certain contracts with customers contain a fixed price with maturity dates through 2054. As of December 31, 2025, FPL expects to record approximately $590 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts. Certain of these contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2026 to 2055, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2038 and certain power purchase agreements with maturity dates through 2034. As of December 31, 2025, NEER expects to record approximately $580 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's consolidated balance sheets as either an asset or liability measured at fair value. At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause). For NEE's non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives' fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues and the equity method investees' related activity is recognized in equity in losses of equity method investees in NEE's consolidated statements of income. Settlement gains and losses are included within the line items in the consolidated statements of income to which they relate. Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the consolidated statements of income. For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Settlements related to derivative instruments are substantially all recognized in net cash provided by operating activities in NEE's and FPL's consolidated statements of cash flows.

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in losses of equity method investees in NEE's consolidated statements of income. As of December 31, 2025, NEE's AOCI included immaterial amounts related to discontinued interest rate cash flow hedges with expiration dates through October 2033 and foreign currency cash flow hedges with expiration dates through September 2030.

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

The tables below present NEE's and FPL's gross derivative positions as of December 31, 2025 and 2024, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the consolidated balance sheets.

	December 31, 2025
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$1,914	$2,958	$1,850	$(4,007)	$2,715
Interest rate contracts	$—	$311	$—	$(77)	234
Foreign currency contracts	$—	$34	$—	$12	46
Total derivative assets					$2,995

FPL – commodity contracts	$—	$5	$48	$(13)	$40

Liabilities:
NEE:
Commodity contracts	$2,082	$3,319	$1,168	$(3,921)	$2,648
Interest rate contracts	$—	$563	$—	$(77)	486
Foreign currency contracts	$—	$115	$—	$12	127
Total derivative liabilities					$3,261

FPL – commodity contracts	$—	$13	$16	$(13)	$16

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$997
Noncurrent derivative assets(c)					1,998
Total derivative assets					$2,995
Current derivative liabilities(d)					$1,113
Noncurrent derivative liabilities					2,148
Total derivative liabilities					$3,261

Net fair value by FPL balance sheet line item:
Current other assets					$39
Noncurrent other assets					1
Total derivative assets					$40
Current other liabilities					$15
Noncurrent other liabilities					1
Total derivative liabilities					$16
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
(b)Reflects the netting of approximately $68 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $99 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $81 million in margin cash collateral paid to counterparties.

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

As of December 31, 2025 and 2024, NEE had approximately $94 million ($5 million at FPL) and $47 million ($2 million at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's consolidated balance sheets. Additionally, as of December 31, 2025 and 2024, NEE had approximately $70 million (none at FPL) and $58 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy as of December 31, 2025 are as follows:

Transaction Type	Fair Value at December 31, 2025		Valuation Technique(s)	Significant Unobservable Inputs	Range			Weighted-average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$486	$378	Discounted cash flow	Forward price (per MWh(b))	$—	—	$333	$53
Forward contracts – gas	455	129	Discounted cash flow	Forward price (per MMBtu(c))	$—	—	$15	$4
Forward contracts – congestion	47	23	Discounted cash flow	Forward price (per MWh(b))	$(63)	—	$58	$—
Options – power	23	1	Option models	Implied correlations	69%	—	75%	71%
				Implied volatilities	37%	—	312%	91%
Options – primarily gas	71	82	Option models	Implied correlations	69%	—	100%	94%
				Implied volatilities	16%	—	145%	46%
Full requirements and unit contingent contracts	193	296	Discounted cash flow	Forward price (per MWh(b))	$19	—	$430	$90
				Customer migration rate(d)	—%	—	28%	1%
Forward contracts – other	575	259
Total	$1,850	$1,168
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of commodity contract derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2025		2024		2023
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs as of December 31 of prior year	$387	$34	$951	$24	$(854)	$9
Realized and unrealized gains (losses):
Included in operating revenues	587	—	339	—	2,792	—
Included in regulatory assets and liabilities	(24)	(24)	49	49	23	23
Purchases	204	—	161	—	412	—
Settlements	(357)	22	(998)	(27)	(1,521)	(11)
Issuances	(97)	—	(128)	—	(139)	—
Transfers in(a)	(17)	—	20	(12)	(129)	1
Transfers out(a)	(1)	—	(7)	—	367	2
Fair value of net derivatives based on significant unobservable inputs as of December 31	$682	$32	$387	$34	$951	$24
Gains (losses) included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$395	$—	$(25)	$—	$1,482	$—
______________________
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's consolidated statements of income as follows:

	Years Ended December 31,
	2025	2024	2023
	(millions)
Commodity contracts(a) – operating revenues (including $299 unrealized gains, $8 unrealized gains and $2,502 unrealized gains, respectively)	$470	$97	$2,513
Foreign currency contracts – interest expense (including $20 unrealized gains, $58 unrealized losses and $81 unrealized gains, respectively)	(25)	(71)	(62)
Interest rate contracts – interest expense (including $518 unrealized losses, $542 unrealized gains and $634 unrealized losses, respectively)	(392)	1,349	(226)
Gains (losses) reclassified from AOCI to interest expense:
Interest rate contracts	1	2	(1)
Foreign currency contracts	(3)	(3)	(2)
Total	$51	$1,374	$2,222
______________________
(a)For the years ended December 31, 2025, 2024 and 2023, FPL recorded gains (losses) of approximately $(49) million, $50 million and $5 million, respectively, related to commodity contracts as regulatory liabilities (assets), respectively, on its consolidated balance sheets.

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

	December 31, 2025				December 31, 2024
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(249)	MWh	—		(189)	MWh	—
Natural gas	(1,087)	MMBtu	378	MMBtu	(1,131)	MMBtu	503	MMBtu
Oil	3	barrels	—		(25)	barrels	—

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2025 and 2024, NEE had interest rate contracts with a net notional amount of approximately $47.3 billion and $35.2 billion, respectively, and foreign currency contracts with a notional amount of approximately $6.0 billion and $1.2 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. As of December 31, 2025 and 2024, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4.0 billion ($38 million for FPL) and $3.8 billion ($11 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $650 million ($30 million at FPL) and $500 million (none at FPL) as of December 31, 2025 and 2024, respectively. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $3.2 billion ($65 million at FPL) and $2.4 billion ($25 million at FPL) as of December 31, 2025 and 2024, respectively. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.7 billion ($95 million at FPL) and $1.4 billion ($70 million at FPL) as of December 31, 2025 and 2024, respectively.

Collateral related to derivatives, including amounts posted for margin, current exposures and future performance with exchanges and independent system operators, may be posted in the form of cash or credit support in the normal course of business. As of December 31, 2025 and 2024, applicable NEE subsidiaries have posted approximately $98 million (none at FPL) and $19 million (none at FPL), respectively, in cash and $1,560 million (none at FPL) and $1,334 million (none at FPL), respectively, in the form of letters of credit and surety bonds each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $647 million and $665 million as of December 31, 2025 and 2024, respectively, and are included in noncurrent other assets on NEE's consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2025
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$1,873	$—		$—	$1,873
FPL – equity securities	$40	$—		$—	$40
Special use funds:(b)
NEE:
Equity securities	$2,948	$3,828	(c)	$231	$7,007
U.S. Government and municipal bonds	$721	$65		$—	$786
Corporate debt securities	$10	$722		$—	$732
Asset-backed securities	$—	$918		$—	$918
Other debt securities	$—	$17		$—	$17
FPL:
Equity securities	$1,148	$3,486	(c)	$206	$4,840
U.S. Government and municipal bonds	$588	$40		$—	$628
Corporate debt securities	$11	$539		$—	$550
Asset-backed securities	$—	$697		$—	$697
Other debt securities	$—	$10		$—	$10
Other investments:(d)
NEE:
Equity securities	$49	$—		$82	$131
U.S. Government and municipal bonds	$33	$1		$—	$34
Corporate debt securities	$—	$1,299		$120	$1,419
Other debt securities	$—	$264		$28	$292
FPL:
Equity securities	$7	$—		$—	$7
______________________
(a)Includes restricted cash equivalents of approximately $39 million ($37 million for FPL) in current other assets on the consolidated balance sheets.
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

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2025			December 31, 2024
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$1,494	$1,495		$1,342	$1,343
Other receivables, net of allowances(b)	$535	$535		$629	$629
Long-term debt, including current portion	$93,056	$91,614	(c)	$80,446	$76,428	(c)
FPL:
Special use funds(a)	$959	$960		$915	$916
Long-term debt, including current portion	$28,682	$27,354	(c)	$26,745	$24,718	(c)
______________________
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Approximately $340 million and $396 million is included in current other assets and $195 million and $233 million is included in noncurrent other assets on NEE's consolidated balance sheets as of December 31, 2025 and 2024, respectively (primarily Level 3).
(c)As of December 31, 2025 and 2024, substantially all is Level 2 for NEE and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist primarily of NEE's nuclear decommissioning fund assets of approximately $10,953 million ($7,683 million for FPL) and $9,799 million ($6,874 million for FPL) as of December 31, 2025 and 2024, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $4,181 million ($1,881 million for FPL) and $3,720 million ($1,780 million for FPL) as of December 31, 2025 and 2024, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity as of December 31, 2025 of approximately eight years at both NEE and FPL. Other investments primarily consist of debt securities with a weighted-average maturity as of December 31, 2025 of approximately nine years. The cost of securities sold is determined using the specific identification method.

Unrealized gains recognized on equity securities held as of December 31, 2025, 2024 and 2023 are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
	(millions)
Unrealized gains	$748	$917	$881	$472	$668	$598

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
	(millions)
Realized gains	$80	$53	$40	$69	$46	$35
Realized losses	$78	$86	$169	$61	$71	$147
Proceeds from sale or maturity of securities	$3,189	$2,874	$2,380	$2,176	$2,274	$1,921

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	December 31,		December 31,
	2025	2024	2025	2024
		(millions)
Unrealized gains	$62	$25	$34	$16
Unrealized losses(a)	$68	$119	$37	$61
Fair value	$1,344	$2,224	$709	$1,160
______________________
(a)Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months as of December 31, 2025 and 2024 were not material to NEE or FPL.

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

NextEra Energy Resources owns a noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR Infrastructure Operating Partners, LP (XPLR OpCo), and accounts for this ownership interest as an equity method investment. During the preparation of NEE's March 31, 2025 financial statements, it was determined that NextEra Energy Resources' investment in XPLR was OTTI as a result of a significant decline in trading price of XPLR's common units following XPLR's announcement of a strategic repositioning, including suspension of the distribution to common unitholders for an indefinite period. The impairment reflected NEE's fair value analysis using the market approach and the observable trading price of XPLR's common units at March 31, 2025 of $9.50. When making the OTTI determination, NEE considered, among other things, the extent to which the publicly traded unit price was less than cost. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $1.7 billion was written down to its estimated fair value of $1.0 billion, resulting in an impairment charge of $0.7 billion ($0.5 billion after tax), which is reflected in equity in losses of equity method investees in NEE’s consolidated statements of income for the year ended December 31, 2025. Should NEE determine, based on future analysis which includes the current and future trading prices of XPLR's common units, that an additional impairment is other-than-temporary, an impairment loss would be recorded, which would impact NEE's consolidated statements of income.

During the preparation of NEE’s December 31, 2024 financial statements, it was determined that NextEra Energy Resources’ investment in XPLR was OTTI as a result of a significant decline in trading price of XPLR's common units. The impairment reflected NEE’s fair value analysis using the market approach and the observable trading price of XPLR’s common units at December 31, 2024 of $17.80. When making the OTTI determination, NEE considered, among other things, the extent to which the publicly traded unit price was less than cost. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $2.6 billion was written down to its estimated fair value of approximately $1.8 billion, resulting in an impairment charge of $0.8 billion ($0.6 billion after tax), which is recorded in equity in losses of equity method investees in NEE’s consolidated statements of income for the year ended December 31, 2024.

During the preparation of NEE’s September 30, 2023 financial statements, it was determined that NextEra Energy Resources’ investment in XPLR was OTTI as a result of a significant decline in trading price of XPLR's common units during the final three trading days of the third quarter of 2023 following the announcement of a decrease in XPLR’s distribution growth rate expectations. The impairment reflected NEE’s fair value analysis using the market approach and the observable trading price of XPLR’s common units at September 30, 2023 of $29.70. When making the OTTI determination, NEE considered, among other things, the extent to which the publicly traded unit price was less than cost. Based on the fair value analysis, the equity method investment with a carrying amount of approximately $4.2 billion was written down to its estimated fair value of approximately $3.0 billion, resulting in an impairment charge of $1.2 billion ($0.9 billion after tax), which is recorded in equity in losses of equity method investees in NEE’s consolidated statements of income for the year ended December 31, 2023.

5. Income Taxes

Effective January 1, 2025, NEE and FPL adopted an accounting standards update that provides guidance for reporting on income taxes and requires additional disclosures related to cash paid (received) for income taxes – net and the effective income tax rate. NEE and FPL adopted the updated standard for income taxes using the full retrospective approach, which changed the presentation of certain information below.

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
	(millions)
Federal:
Current	$194	$208	$507	$121	$252	$990
Deferred	(1,248)	(150)	368	288	422	(179)
Total federal	(1,054)	58	875	409	674	811
State:
Current	78	126	161	161	116	294
Deferred	174	155	(30)	149	180	18
Total state	252	281	131	310	296	312
Total income taxes	$(802)	$339	$1,006	$719	$970	$1,123

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the income tax expense (benefit) and effective income tax rates based on the statutory U.S. federal income tax rate is as follows:

	NEE
	Years Ended December 31,
	2025		2024		2023
	(millions, except for percentages)
Income taxes at U.S. statutory rate of 21%	$951	21.0%	$1,268	21.0%	$1,530	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	199	4.4(a)	223	3.7(b)	102	1.4(c)
Nontaxable or nondeductible items:
Taxes attributable to noncontrolling interests	315	7.0	260	4.3	219	3.0
Amortization of deferred regulatory credit	(159)	(3.5)	(163)	(2.7)	(182)	(2.5)
Other – net	(14)	(0.3)	(30)	(0.5)	(44)	(0.6)
Clean energy tax credits	(2,075)	(45.8)	(1,201)	(19.9)	(605)	(8.3)
Valuation allowance	95	2.1	48	0.8	22	0.3
Other adjustments – net	(114)	(2.6)	(66)	(1.1)	(36)	(0.5)
Income tax expense (benefit) and effective tax rate	$(802)	(17.7)%	$339	5.6%	$1,006	13.8%
______________________
(a)State taxes in Florida made up greater than 50 percent of the tax effect in this category.
(b)State taxes in Florida and Massachusetts made up greater than 50 percent of the tax effect in this category.
(c)State taxes in Florida, California, Kansas, Oklahoma, New Hampshire, Massachusetts and Virginia made up greater than 50 percent of the tax effect in this category.

	FPL
	Years Ended December 31,
	2025		2024		2023
	(millions, except for percentages)
Income taxes at U.S. statutory rate of 21%	$1,204	21.0%	$1,158	21.0%	$1,192	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit(a)	246	4.3	237	4.3	244	4.3
Clean energy tax credits	(522)	(9.1)	(237)	(4.3)	(114)	(2.0)
Amortization of deferred regulatory credit	(160)	(2.8)	(165)	(3.0)	(182)	(3.2)
Other adjustments – net	(49)	(0.9)	(23)	(0.4)	(17)	(0.3)
Income tax expense and effective tax rate	$719	12.5%	$970	17.6%	$1,123	19.8%
______________________
(a)State taxes in Florida made up greater than 50 percent of the tax effect in this category.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2025	2024	2025	2024
	(millions)
Deferred tax liabilities:
Property-related	$12,374	$11,558	$10,048	$9,272
Pension	708	637	525	495
Investments in partnerships and joint ventures	2,822	2,534	3	3
Other	2,275	2,168	1,448	1,463
Total deferred tax liabilities	18,179	16,897	12,024	11,233
Deferred tax assets and valuation allowance:
Decommissioning reserves	323	307	346	331
Net operating loss carryforwards	278	233	—	—
Tax credit carryforwards	3,591	3,057	9	—
ARO and accrued asset removal costs	257	233	123	116
Regulatory liabilities	1,120	1,153	1,096	1,129
Other	791	652	295	219
Valuation allowance(a)	(295)	(266)	(1)	—
Net deferred tax assets	6,065	5,369	1,868	1,795
Net deferred income taxes	$12,114	$11,528	$10,156	$9,438
______________________
(a)Reflects valuation allowances related to deferred state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2025	2024	2025	2024
		(millions)
Noncurrent other assets	$245	$221	$—	$—
Deferred income taxes – noncurrent liabilities	(12,359)	(11,749)	(10,156)	(9,438)
Net deferred income taxes	$(12,114)	$(11,528)	$(10,156)	$(9,438)
The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards as of December 31, 2025 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
State	$259	(a)	2026 – 2045
Foreign	19	(b)	2028 – 2045
Net operating loss carryforwards	$278
Tax credit carryforwards:
Federal	$3,208		2038 – 2047
State	376	(c)	2026 – 2044
Foreign	7		2034 – 2045
Tax credit carryforwards	$3,591
______________________
(a)Includes approximately $92 million of net operating loss carryforwards with an indefinite expiration period.
(b)Includes approximately $1 million of net operating loss carryforwards with an indefinite expiration period.
(c)Includes approximately $201 million of clean energy tax credit carryforwards with an indefinite expiration period.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of cash paid (received) for income taxes – net are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
	(millions)
Cash paid (received) for income taxes – net:
Federal	$(1,264)	$(1,010)	$280	$(52)	$242	$977
State	(11)	250	41	89	398	4
Total	$(1,275)	$(760)	$321	$37	$640	$981
States that exceed 5% of total cash paid (received) for income taxes – net:
Florida	(a)	$176	(a)	$91	$397	(a)
_____________________
(a)Jurisdiction below the threshold for the period presented.

6. Acquisitions

Symmetry Acquisition – On January 9, 2026, a wholly owned subsidiary of NextEra Energy Resources acquired 100% of the equity interests of Symmetry Energy Solutions, a commercial and industrial natural gas business, from Energy Capital Partners, LLC. The acquired business provides natural gas supply, storage and asset management solutions to a broad range of end users nationwide. Symmetry Energy Solutions supplies natural gas in the U.S. to approximately 5,500 commercial and industrial customers in 34 states, providing synergies and expansion opportunities for NEE's commercial and industrial gas business. The purchase price included $805 million in cash consideration as well as working capital and other adjustments of approximately $341 million (subject to certain post-closing adjustments).

Under the acquisition method, the purchase price will be allocated to the assets acquired and liabilities assumed based on their fair value. The allocation of the purchase price to each of the major categories of assets acquired and liabilities assumed has not been completed as of the date of this filing given the proximity of the acquisition date.

7. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	NEE		FPL
	December 31,		December 31,
	2025	2024	2025	2024
	(millions)
Electric plant in service and other property	$170,129	$151,677	$94,837	$87,596
Nuclear fuel	2,026	1,676	1,201	1,140
Construction work in progress	24,556	21,658	7,673	7,214
Property, plant and equipment, gross	196,711	175,011	103,711	95,950
Accumulated depreciation and amortization	(40,514)	(36,159)	(21,956)	(19,784)
Property, plant and equipment – net	$156,197	$138,852	$81,755	$76,166

FPL – As of December 31, 2025, FPL's gross investment in electric plant in service and other property for the electric generation, transmission, distribution and general facilities of FPL represented approximately 43%, 15%, 37% and 5%, respectively; the respective amounts as of December 31, 2024 were 43%, 14%, 36% and 7%. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The weighted annual composite depreciation and amortization rate for FPL's electric plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed in the following sentences, was approximately 3.4%, 3.5% and 3.4% for 2025, 2024 and 2023, respectively. In accordance with the 2021 rate agreement (see Note 1 – Rate Regulation – Base Rates Effective January 2022 through December 2025), FPL recorded reserve amortization in 2025, 2024 and 2023 of approximately $593 million, $328 million and $227 million, respectively. During 2025, 2024 and 2023, FPL recorded AFUDC of approximately $223 million, $245 million and $190 million, respectively, including the equity component of AFUDC of approximately $172 million, $189 million and $155 million, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEER – As of December 31, 2025, wind, solar, battery storage, nuclear and rate-regulated electric transmission assets represented approximately 41%, 23%, 8%, 5% and 5%, respectively, of NEER's depreciable electric plant in service and other property; the respective amounts as of December 31, 2024 were 45%, 23%, 2%, 6% and 5%. The estimated useful lives of NEER's plants range primarily from 30 to 35 years for wind facilities, 30 to 40 years for solar facilities, 20 to 35 years for battery storage and 23 to 47 years for nuclear facilities. The estimated weighted average useful life of NEER's rate-regulated electric transmission assets is 45 years. NEER's natural gas and oil production assets represented approximately 13% and 15% of NEER's depreciable electric plant in service and other property as of December 31, 2025 and 2024, respectively. A number of NEER's generation and regulated transmission assets are encumbered by liens securing various financings. The net book value of NEER's assets serving as collateral was approximately $39.0 billion as of December 31, 2025. Interest capitalized on construction projects amounted to approximately $657 million, $439 million and $310 million during 2025, 2024 and 2023, respectively.

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

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2025
	Approximate Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit 2	85%	$2,366	$922	$139
Scherer Unit 3	25%	$413	$201	$7
NEER:
Seabrook	88%	$1,492	$604	$140
Wyman Station Unit 4	91%	$38	$16	$—
Stanton	65%	$144	$43	$2
Transmission substation assets located in Seabrook, New Hampshire	88%	$168	$32	$2
______________________
(a)Excludes nuclear fuel.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Equity Method Investments

As of December 31, 2025 and 2024, NEE had 60 and 53 equity method investments with carrying amounts of approximately $5,528 million and $6,118 million, respectively. These entities primarily own electric generation facilities or natural gas pipelines. As of December 31, 2025 and 2024, the principal entities included in investment in equity method investees on NEE's consolidated balance sheet were XPLR (see Note 4 – Nonrecurring Fair Value Measurements), in which subsidiaries of NEE held ownership interests of 52.5% and 52.6%, respectively, and Mountain Valley Pipeline, LLC (Mountain Valley Pipeline), in which a subsidiary of NEE held ownership interests of 33.4% and 33.3%, respectively.

Summarized combined information for XPLR and Mountain Valley Pipeline is as follows:

	2025	2024
	(millions)
Operating revenue	$1,753	$1,513
Operating income (loss)	$84	$(325)
Net loss	$(194)	$(82)
Total assets	$29,235	$30,144
Total liabilities	$8,726	$7,501
Partners'/members' equity(a)	$20,509	$22,643
NEE's share of underlying equity in the principal entities	$3,997	$4,727
Difference between investment carrying amount and underlying equity in net assets(b)	(1,874)	(1,889)
NEE's investment carrying amount for the principal entities	$2,123	$2,838
______________________
(a)Reflects NEE's interest, as well as third-party interests, in XPLR.
(b)In 2025 and 2024, approximately $(2.1) billion and $(2.2) billion, respectively, are associated with Mountain Valley Pipeline, primarily reflecting impairment charges in 2022 and 2020, and are being amortized over 40 years.

Through XPLR OpCo, XPLR owns, or has a partial ownership interest in, a portfolio of contracted clean energy assets consisting of wind, solar and battery storage projects. NEE has an approximately 52.5% noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR OpCo, and accounts for its ownership interest in XPLR as an equity method investment, which totaled approximately $1.0 billion and $1.8 billion as of December 31, 2025 and 2024, respectively. NextEra Energy Resources operates essentially all of the energy projects owned by XPLR and provides services to XPLR under various related party operations and maintenance, administrative and management services agreements (service agreements). Under these service agreements, NextEra Energy Resources incurred costs of approximately $1,387 million, $255 million and $141 million for the years ended December 31, 2025, 2024 and 2023, respectively, primarily in connection with wind repowering, which have been or will be reimbursed by XPLR. NextEra Energy Resources is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of XPLR. Amounts due from XPLR of approximately $498 million and $159 million are included in other receivables and $183 million and $128 million are included in noncurrent other assets as of December 31, 2025 and 2024, respectively. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.8 billion as of December 31, 2025 primarily related to obligations on behalf of XPLR's subsidiaries with maturity dates ranging from 2026 to 2063, including certain project performance obligations and obligations under financing and interconnection agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s consolidated balance sheets at fair value. As of December 31, 2025, approximately $58 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's consolidated balance sheet.

NEE has an approximately 33.4% noncontrolling interest in Mountain Valley Pipeline and accounts for its ownership interest as an equity method investment which totaled approximately $1.1 billion and $1.0 billion as of December 31, 2025 and 2024, respectively. Mountain Valley Pipeline owns and operates a 303-mile interstate natural gas pipeline system.

Certain services, primarily engineering, construction, transportation, storage and maintenance services, are provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $928 million, $749 million and $656 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Variable Interest Entities (VIEs)

NEER – As of December 31, 2025, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Five indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation facilities with generating capacity of approximately 280 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2037 through 2042. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $506 million and $148 million, respectively, as of December 31, 2025. There were eight of these consolidated VIEs as of December 31, 2024 and the assets and liabilities of those VIEs at such date totaled approximately $1,708 million and $520 million, respectively. As of December 31, 2025 and 2024, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt, respectively.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2034 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,301 million and $71 million, respectively, as of December 31, 2025, and $1,346 million and $76 million, respectively, as of December 31, 2024. As of December 31, 2025 and 2024, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates 34 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with generating/storage capacity of approximately 11,950 MW, 4,810 MW and 2,624 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2027 through 2054 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $28,768 million and $1,485 million, respectively, as of December 31, 2025. There were 30 of these consolidated VIEs as of December 31, 2024 and the assets and liabilities of those VIEs at such date totaled approximately $23,902 million and $1,546 million, respectively. As of December 31, 2025 and 2024, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and accounts payable, respectively.

Other – As of December 31, 2025 and 2024, several NEE subsidiaries had investments totaling approximately $6,592 million ($5,075 million at FPL) and $5,848 million ($4,506 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in XPLR OpCo (see Note 8). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $2,525 million and $3,315 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $235 million in several of these entities. See further discussion of such guarantees and commitments in Note 15 – Commitments and – Contracts, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Leases

NEE has operating and finance leases primarily related to land use agreements that convey exclusive use of the land during the arrangement for certain of its renewable energy projects and substations, as well as buildings and equipment. Operating and finance leases primarily have fixed payments with expected expiration dates ranging from 2026 to 2083, with the exception of operating leases related to three land use agreements with an expiration date of 2106, some of which include options to extend the leases up to 34 years and some have options to terminate at NEE's discretion. As of December 31, 2025, NEE’s ROU assets and lease liabilities for operating leases totaled approximately $442 million and $458 million, respectively; the respective amounts as of December 31, 2024 were $372 million and $387 million. As of December 31, 2025, NEE’s ROU assets and lease liabilities for finance leases totaled approximately $1,108 million and $1,143 million, respectively; the respective amounts as of December 31, 2024 were $826 million and $840 million. NEE’s lease liabilities as of December 31, 2025 and 2024 were calculated using a weighted-average incremental borrowing rate at the lease inception of 4.37% and 3.83%, respectively, for operating leases and 5.91% and 4.92%, respectively, for finance leases, and a weighted-average remaining lease term of 38 years and 44 years, respectively, for operating leases and 39 years and 33 years, respectively, for finance leases. As of December 31, 2025, expected lease payments over the remaining terms of the leases were approximately $4.1 billion with no one year being material.

NEE has operating and sales-type leases primarily related to certain battery storage facilities and a natural gas and oil electric generation facility. These facilities sell their electric output under power sales agreements to third parties that provide customers the ability to dispatch the facilities. As of December 31, 2025, the power sales agreements have expiration dates ranging from 2026 to 2050 and NEE expects to receive lease payments of approximately $432 million, $431 million, $415 million, $415 million, $415 million and $4,936 million in 2026 through 2030 and thereafter, respectively. Operating lease income of approximately $286 million, $193 million and $99 million was recognized as operating revenue in NEE's consolidated statements of income in 2025, 2024 and 2023, respectively.

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

A rollforward of NEE's and FPL's AROs is as follows:

	NEE		FPL
	(millions)
Balances, December 31, 2023	$3,437		$2,170
Liabilities incurred	157		56
Accretion expense	165		87
Liabilities settled	(75)	(a)	(31)
Revision in estimated cash flows – net	14		13
Balances, December 31, 2024	3,698	(b)	2,295	(b)
Liabilities incurred	102		13
Accretion expense	177		93
Liabilities settled	(53)	(a)	(26)
Revision in estimated cash flows – net	(239)		(205)
Balances, December 31, 2025	$3,685	(b)	$2,170	(b)
______________________
(a)Includes approximately $24 million and $39 million related to sales of businesses and assets during the years ended December 31, 2025 and 2024, respectively.
(b)Includes the current portion of AROs as of December 31, 2025 and 2024 of approximately $16 million ($12 million for FPL) and $27 million ($19 million for FPL), respectively, which are included in current other liabilities on NEE's and FPL's consolidated balance sheets.

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are presented below (see Note 4).

	NEE	FPL
	(millions)
Balances, December 31, 2025	$10,953	$7,683
Balances, December 31, 2024	$9,799	$6,874

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

12. Employee Retirement Benefits

Employee Pension Plan and Other Benefits Plans – NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. NEE also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees, and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements. The total accrued benefit cost of the SERP and postretirement plans is approximately $204 million ($78 million for FPL) and $212 million ($86 million for FPL) as of December 31, 2025 and 2024, respectively.

Pension Plan Assets, Benefit Obligations and Funded Status – The changes in assets, benefit obligations and the funded status of the pension plan are as follows:

	2025	2024
	(millions)
Change in pension plan assets:
Fair value of plan assets as of January 1	$5,121	$4,897
Actual return on plan assets	659	469
Benefit payments	(216)	(245)
Fair value of plan assets as of December 31	$5,564	$5,121
Change in pension benefit obligation:
Obligation as of January 1	$2,625	2,785
Service cost	69	71
Interest cost	136	131
Special termination benefit(a)	—	27
Plan amendments	4	(3)
Actuarial losses (gains) – net(b)	79	(141)
Benefit payments	(216)	(245)
Obligation as of December 31(c)	$2,697	$2,625
Funded status:
Prepaid pension benefit costs at NEE as of December 31	$2,868	$2,496
Prepaid pension benefit costs at FPL as of December 31(d)	$2,072	$1,954
_________________________
(a)Reflects enhanced early retirement benefit.
(b)Primarily due to the difference in actual versus expected discount rate.
(c)NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, as of December 31, 2025 and 2024 was approximately $2,616 million and $2,553 million, respectively.
(d)Reflects FPL's allocated benefits under NEE's pension plan.

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid pension benefit costs are as follows:

	2025	2024
	(millions)
Unrecognized prior service benefit (net of $1 tax expense)	$—	$1
Unrecognized gains (losses) (net of $14 tax expense and $3 tax benefit, respectively)	42	(12)
Total	$42	$(11)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid pension benefit costs are as follows:

	2025	2024
	(millions)
Unrecognized prior service cost	$3	$—
Unrecognized (gains) losses	(5)	92
Total	$(2)	$92

The following table provides the assumptions used to determine the benefit obligation for the pension plan. These rates are used in determining net periodic pension income in the following year.

	2025	2024
Discount rate	5.43%	5.58%
Salary increase	4.90%	4.90%
Weighted-average interest crediting rate	3.79%	3.88%

NEE's investment policy for the pension plan recognizes the benefit of protecting the plan's funded status, thereby avoiding the necessity of future employer contributions. Its broad objectives are to achieve a high rate of total return with a prudent level of risk taking while maintaining sufficient liquidity and diversification to avoid large losses and preserve capital over the long term.

The NEE pension plan fund's current target asset allocation, which is expected to be reached over time, is 41% equity investments, 36% fixed income investments and 23% alternative investments. The pension fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, using a combination of different investment styles and vehicles. The pension fund's equity and fixed income holdings consist of both directly held securities as well as commingled investment arrangements such as common and collective trusts, pooled separate accounts, registered investment companies and limited partnerships. The pension fund's convertible security assets are principally direct holdings of convertible securities and include a convertible security oriented limited partnership. The pension fund's alternative investments consist primarily of private equity and real estate oriented investments in limited partnerships as well as absolute return oriented limited partnerships that use a broad range of investment strategies on a global basis.

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2025(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$1,321	$3	$1	$1,325
Equity commingled vehicles(c)	—	1,060	—	1,060
U.S. Government and municipal bonds	139	4	—	143
Corporate debt securities(d)	—	263	—	263
Asset-backed securities(e)	—	499	—	499
Debt security commingled vehicles	—	126	—	126
Convertible securities(f)	32	231	—	263
Total investments in the fair value hierarchy	$1,492	$2,186	$1	$3,679
Total investments measured at net asset value(g)				1,885
Total fair value of plan assets				$5,564
_________________________
(a)See Note 3 and Note 4 for discussion of fair value measurement techniques and inputs.
(b)Includes foreign investments of $481 million.
(c)Includes foreign investments of $495 million.
(d)Includes foreign investments of $66 million.
(e)Includes foreign investments of $202 million.
(f)Includes foreign investments of $20 million.
(g)Includes foreign investments of $289 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$1,307	$3	$1	$1,311
Equity commingled vehicles(c)	—	880	—	880
U.S. Government and municipal bonds	207	4	—	211
Corporate debt securities(d)	—	248	—	248
Asset-backed securities(e)	—	453	—	453
Debt security commingled vehicles	—	129	—	129
Convertible securities(f)	19	262	—	281
Total investments in the fair value hierarchy	$1,533	$1,979	$1	$3,513
Total investments measured at net asset value(g)				1,608
Total fair value of plan assets				$5,121
_________________________

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

Expected Cash Flows – The following table provides information about benefit payments expected to be paid by the pension plan for each of the following calendar years (in millions):

2026	$228
2027	$222
2028	$220
2029	$214
2030	$214
2031 – 2035	$1,029

Net Periodic (Income) Cost – The components of net periodic (income) cost for the plans are as follows:

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
		(millions)
Service cost	$69	$71	$64	$1	$1	$1
Interest cost	136	131	132	8	9	9
Expected return on plan assets	(414)	(405)	(392)	—	—	—
Amortization of prior service benefit	(1)	—	—	—	—	—
Special termination benefit	—	27	—	—	—	—
Net periodic (income) cost at NEE	$(210)	$(176)	$(196)	$9	$10	$10
Net periodic (income) cost allocated to FPL	$(119)	$(103)	$(127)	$8	$8	$8

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income – The components of net periodic income (cost) recognized in OCI for the pension plan are as follows:

	2025	2024	2023
	(millions)
Prior service benefit (cost) (net of $0 tax benefit and $0 tax expense, respectively)	$(2)	$—	$1
Net gains (net of $17 tax expense, $19 tax expense and $7 tax expense, respectively)	54	60	23
Total	$52	$60	$24

Regulatory Assets (Liabilities) – The components of net periodic income recognized during the year in regulatory assets (liabilities) for the pension plan are as follows:

	2025	2024
	(millions)
Prior service cost	$2	$—
Unrecognized gains	(96)	(129)
Total	$(94)	$(129)

The assumptions used to determine net periodic pension income for the pension plan are as follows:

	2025	2024	2023
Discount rate	5.58%	4.88%	5.05%
Salary increase	4.90%	4.90%	4.90%
Expected long-term rate of return, net of investment management fees	8.00%	8.00%	8.00%
Weighted-average interest crediting rate	3.88%	3.89%	3.82%

Employee Contribution Plan – NEE offers an employee retirement savings plan which allows eligible participants to contribute a percentage of qualified compensation through payroll deductions. NEE makes matching contributions to participants' accounts. Defined contribution expense pursuant to this plan was approximately $92 million, $83 million and $78 million for NEE ($47 million, $44 million and $43 million for FPL) for the years ended December 31, 2025, 2024 and 2023, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Debt

Long-term debt consists of the following:

	December 31,
	2025			2024
	Maturity Date	Balance	Weighted- Average Interest Rate	Balance	Weighted- Average Interest Rate
		(millions)		(millions)
FPL:
First mortgage bonds – fixed	2028-2066	$24,090	4.69%	$21,990	4.41%
Pollution control, solid waste disposal and industrial development revenue bonds – variable(a)	2027-2054	1,566	2.68%	1,663	2.98%
Senior unsecured notes – primarily variable(b)(c)	2026-2074	3,190	3.88%	3,194	4.30%
Other long-term debt – fixed	2026-2046	147	6.08%	167	6.08%
Unamortized debt issuance costs and premium/discount		(311)		(269)
Total long-term debt of FPL		28,682		26,745
Less current portion of long-term debt		641		1,719
Long-term debt of FPL, excluding current portion		28,041		25,026
NEER:
NextEra Energy Resources:
Senior secured limited-recourse long-term debt – variable(c)(d)	2026-2050	13,963	5.79%	11,340	6.49%
Senior secured limited-recourse long-term debt – fixed	2026-2060	2,162	5.61%	1,799	5.33%
Other long-term debt – primarily variable(c)(d)	2027-2044	173	8.03%	159	8.23%
NEET – long-term debt – primarily fixed(d)	2027-2055	2,394	5.29%	2,058	5.35%
Unamortized debt issuance costs and premium/discount		(244)		(267)
Total long-term debt of NEER		18,448		15,089
Less current portion of long-term debt		925		700
Long-term debt of NEER, excluding current portion		17,523		14,389
NEECH:
Debentures – fixed(e)	2026-2062	27,807	4.20%	25,284	4.28%
Debentures – variable(c)	2026-2028	1,100	5.00%	600	5.34%
Debentures, related to NEE's equity units – fixed	2029	3,500	7.27%	5,500	6.30%
Junior subordinated debt – fixed(e)	2055-2085	9,720	5.31%	3,093	5.01%
Junior subordinated debt – variable(c)(d)(e)	2054-2067	3,032	6.64%	2,831	6.75%
Other long-term debt – fixed(e)	2027-2030	1,064	2.98%	1,210	2.73%
Other long-term debt – variable(c)		—		300	5.44%
Unamortized debt issuance costs and premium/discount		(297)		(206)
Total long-term debt of NEECH		45,926		38,612
Less current portion of long-term debt		1,934		5,642
Long-term debt of NEECH, excluding current portion		43,992		32,970
Long-term debt of NEE, excluding current portion		$89,556		$72,385
______________________
(a)Includes tax exempt bonds that permit individual bondholders to tender the bonds for purchase at any time prior to maturity. In the event these tax exempt bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase these tax exempt bonds. As of December 31, 2025, these tax exempt bonds totaled approximately $1,566 million. All tax exempt bonds tendered for purchase have been successfully remarketed. FPL's syndicated revolving credit facilities are available to support the purchase of the tax exempt bonds. Variable interest rate is established at various intervals by the remarketing agent.
(b)As of December 31, 2025, includes approximately $1,975 million of floating rate notes that permit individual noteholders to require repayment at specified dates prior to maturity. FPL’s syndicated revolving credit facilities are available to support the purchase of the floating rate notes.
(c)Variable rate is based on an underlying index plus a specified margin.
(d)Interest rate contracts, primarily swaps, have been entered into with respect to certain of these debt issuances. See Note 3.
(e)Foreign currency contracts have been entered into with respect to certain of these debt issuances. See Note 3.

As of December 31, 2025, minimum annual maturities of long-term debt for NEE are approximately $3,499 million, $10,343 million, $10,588 million, $9,916 million and $7,270 million for 2026, 2027, 2028, 2029 and 2030, respectively. The respective amounts for FPL are approximately $641 million, $328 million, $1,992 million, $948 million and $500 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2025 and 2024, short-term borrowings had a weighted-average interest rate of 4.43% (3.74% for FPL) and 4.82% (4.59% for FPL), respectively. Subsidiaries of NEE, including FPL, had credit facilities for general corporate purposes with total capacity as of December 31, 2025 of approximately $22.8 billion ($4.4 billion for FPL) which provide for the funding of loans and/or issuance of letters of credit. As of December 31, 2025, letters of credit outstanding under these credit facilities totaled approximately $4.3 billion ($3.3 million for FPL). There were no borrowings outstanding under these facilities as of December 31, 2025. As of February 13, 2026, NEE, including FPL, had credit facilities for general corporate purposes with total capacity of approximately $24.6 billion ($5.6 billion for FPL).

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

In August 2025, NEECH completed a remarketing of approximately $2.0 billion aggregate principal amount of its Series M Debentures due September 1, 2027 that were issued in September 2022 as components of equity units issued concurrently by NEE (September 2022 equity units). The debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the debentures, the interest rate on the debentures was reset to 4.685% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2025. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the September 2022 equity units, on September 1, 2025, NEE issued approximately 22.8 million shares of common stock in exchange for $2.0 billion.

In March 2024, NEECH issued $1.0 billion principal amount of its exchangeable senior notes due 2027 (the notes). A holder may exchange all or a portion of its notes at any time prior to the maturity date in accordance with the related indenture. Upon exchange, NEECH will pay cash up to the aggregate principal amount of the notes being exchanged and has the right, at its sole discretion, to pay or deliver cash, shares of NEE common stock or a combination of both, in respect of the remainder, if any, of NEECH's exchange obligation in excess of the aggregate principal amount of the notes being exchanged. As of December 31, 2024, the exchange rate, which is subject to certain adjustments as set forth in the indenture, is 14.6927 shares of NEE common stock per $1,000 in principal amount of notes, which is equivalent to an exchange price of approximately $68.06 per share of NEE common stock.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2024, NEE sold $2.0 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series N Debenture due June 1, 2029, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than June 1, 2027 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments), based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2025, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.6934 shares if the applicable market value of a share of NEE common stock is less than or equal to $72.31 (the reference price) to 0.5547 shares if the applicable market value of a share is equal to or greater than $90.38 (the threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending on May 26, 2027. Total annual distributions on the equity units are at the rate of 7.299%, consisting of interest on the debentures (5.15% per year) and payments under the stock purchase contracts (2.149% per year). The interest rate on the debentures is expected to be reset on or after December 1, 2026. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In October 2024, NEE sold $1.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series O Debenture due November 1, 2029, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than November 1, 2027 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments), based on a price per share range described in the following sentence. If purchased on the final settlement date, as of December 31, 2025, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.6050 shares if the applicable market value of a share of NEE common stock is less than or equal to $82.87 (the reference price) to 0.4841 shares if the applicable market value of a share is equal to or greater than $103.58 (the threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending on October 27, 2027. Total annual distributions on the equity units are at the rate of 7.234%, consisting of interest on the debentures (4.635% per year) and payments under the stock purchase contracts (2.599% per year). The interest rate on the debentures is expected to be reset on or after May 1, 2027. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

On February 5, 2026, NEECH sold a total of $1.3 billion principal amount of its fixed-rate debentures, with interest rates ranging from 4.40% to 5.85% and maturity dates ranging from 2031 to 2056. Additionally, on February 10, 2026, NEECH sold a total of €1.3 billion principal amount of its fixed-rate debentures, with interest rates ranging from 2.989% to 3.624% and maturity dates ranging from 2030 to 2034.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Years Ended December 31,
	2025	2024	2023
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$6,835	$6,946	$7,310
Denominator:
Weighted-average number of common shares outstanding – basic	2,064.5	2,052.9	2,026.1
Equity units, stock options, performance share awards, restricted stock and exchangeable notes(a)	6.1	6.3	4.7
Weighted-average number of common shares outstanding – assuming dilution	2,070.6	2,059.2	2,030.8
Earnings per share attributable to NEE:
Basic	$3.31	$3.38	$3.61
Assuming dilution	$3.30	$3.37	$3.60
______________________
(a)Calculated primarily using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options, performance share awards and/or exchangeable notes, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 59.6 million, 33.9 million and 39.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ATM Program – On December 31, 2025, NEE established an at-the-market equity issuance program (ATM program) pursuant to which NEE may offer and sell, from time to time, NEE common stock having an aggregate gross sales price of up to $4 billion.

Common Stock Dividend Restrictions – NEE's charter does not limit the dividends that may be paid on its common stock. FPL's mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends and other distributions to NEE. These restrictions do not currently limit FPL's ability to pay dividends to NEE.

Stock-Based Compensation – Net income for the years ended December 31, 2025, 2024 and 2023 includes approximately $185 million, $138 million and $139 million, respectively, of compensation costs and $33 million, $29 million and $26 million, respectively, of income tax benefits related to stock-based compensation arrangements. Compensation cost capitalized for the years ended December 31, 2025, 2024 and 2023 was not material. As of December 31, 2025, there were approximately $196 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 1.9 years.

As of December 31, 2025, approximately 74 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) Amended and Restated 2021 Long Term Incentive Plan, (b) 2017 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans. NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market. NEE satisfies stock option exercises by issuing new shares of its common stock. NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity in restricted stock and performance share awards for the year ended December 31, 2025 was as follows:

	Shares/Units	Weighted- Average Grant Date Fair Value Per Share/Units
Restricted Stock:
Nonvested balance, January 1, 2025	3,163,775	$68.44
Granted	1,313,993	$71.18
Vested	(1,322,804)	$69.81
Forfeited	(221,576)	$76.19
Nonvested balance, December 31, 2025	2,933,388	$67.56
Performance Share Awards:
Nonvested balance, January 1, 2025	1,844,728	$61.48
Granted	1,524,397	$66.79
Vested	(1,167,236)	$67.14
Forfeited	(373,413)	$68.12
Nonvested balance, December 31, 2025	1,828,476	$61.07

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2024 and 2023 was $61.78 and $72.24, respectively. The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2024 and 2023 was $63.23 and $71.79, respectively.

The total fair value of restricted stock and performance share awards vested was $154 million, $106 million and $106 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Options – Options typically vest within three years after the date of grant and have a maximum term of ten years. The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant. The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2025	2024	2023
Expected volatility(a)	22.63 – 23.61%	21.34 – 22.09%	19.72 – 20.57%
Expected dividends	2.73 – 2.87%	2.55 – 3.02%	2.45 – 2.86%
Expected term (years)(b)	6.6	6.6	6.6
Risk-free rate	3.99 – 4.40%	3.79 – 4.43%	3.50 – 4.50%
______________________
(a)Based on historical experience.
(b)Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2025 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2025	10,581,165	$56.54
Granted	1,128,542	$69.08
Exercised	(1,101,436)	$34.54
Forfeited	(96,482)	$68.04
Expired	(2,571)	$73.80
Balance, December 31, 2025	10,509,218	$60.08	5.0	$216

Exercisable, December 31, 2025	8,383,655	$58.64	4.1	$185

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair value of options granted was $15.34, $11.62 and $14.46 per share for the years ended December 31, 2025, 2024 and 2023, respectively. The total intrinsic value of stock options exercised was approximately $44 million, $68 million and $22 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Cash received from option exercises was approximately $38 million, $47 million and $14 million for the years ended December 31, 2025, 2024 and 2023, respectively. The tax benefits realized from options exercised were approximately $11 million, $16 million and $5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Preferred Stock – NEE's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value, none of which are outstanding. FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value, 5 million shares of subordinated preferred stock, no par value, and 5 million shares of preferred stock, no par value, none of which are outstanding.

Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans		Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income Related to Equity Method Investees	Total
	(millions)
Balances, December 31, 2022	$20		$(69)		$(101)		$(74)	$6	$(218)
Other comprehensive income before reclassifications	—		17		21		13	1	52
Amounts reclassified from AOCI	2	(a)	13	(b)	1	(c)	—	—	16
Net other comprehensive income	2		30		22		13	1	68
Less other comprehensive income attributable to noncontrolling interests	—		—		—		(3)	—	(3)
Balances, December 31, 2023	22		(39)		(79)		(64)	7	(153)
Other comprehensive income (loss) before reclassifications	—		(3)		60		(27)	1	31
Amounts reclassified from AOCI	1	(a)	5	(b)	—		—	—	6
Net other comprehensive income (loss)	1		2		60		(27)	1	37
Less other comprehensive income attributable to noncontrolling interests	—		—		—		(10)	—	(10)
Balances, December 31, 2024	23		(37)		(19)		(101)	8	(126)
Other comprehensive income before reclassifications	—		31		52		29	3	115
Amounts reclassified from AOCI	(4)	(a)	6	(b)	—		—	—	2
Net other comprehensive income (loss)	(4)		37		52		29	3	117
Balances, December 31, 2025	$19		$—		$33		$(72)	$11	$(9)
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies

Commitments – NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL include, among other things, the cost for construction of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for development, construction and maintenance of its competitive energy businesses. Also see Note 6 – Symmetry Acquisition.

As of December 31, 2025, estimated capital expenditures, on an accrual basis, for 2026 through 2030 were as follows:

	2026	2027	2028	2029	2030	Total
	(millions)
FPL:
Generation:(a)
New(b)	$4,255	$3,505	$4,365	$4,125	$3,525	$19,775
Existing	1,180	1,360	1,300	1,300	1,350	6,490
Transmission and distribution(c)	4,540	4,910	4,775	5,900	6,720	26,845
Nuclear fuel	270	340	425	385	380	1,800
General and other	940	755	740	665	620	3,720
Total	$11,185	$10,870	$11,605	$12,375	$12,595	$58,630
NEER:(d)
Wind(e)	$2,750	$1,240	$1,050	$120	$110	$5,270
Solar(f)	8,045	3,840	1,620	5	10	13,520
Other clean energy(g)	2,900	3,070	525	15	10	6,520
Nuclear, including nuclear fuel	685	1,070	850	525	440	3,570
Regulated electric and gas transmission	1,095	1,050	760	650	740	4,295
Other	905	460	310	335	370	2,380
Total	$16,380	$10,730	$5,115	$1,650	$1,680	$35,555
______________________
(a)Includes AFUDC of approximately $195 million, $200 million, $220 million, $210 million and $175 million for 2026 through 2030, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $80 million, $95 million, $105 million, $165 million and $160 million for 2026 through 2030, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 3,575 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 11,435 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects totaling approximately 4,616 MW and related transmission, as well as renewable fuels projects.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 8 with regards to XPLR, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $815 million as of December 31, 2025. These obligations primarily relate to guaranteeing the obligations under equity capital contribution and purchased power agreements and the residual value of a financing lease. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries is the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

As of December 31, 2025, NEER has entered into contracts primarily for the purchase of wind turbines, wind towers, solar modules, batteries and transmission equipment and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel with expiration dates through 2033. Approximately $8.7 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2041.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The required capacity and/or minimum payments under contracts, including those discussed above as of December 31, 2025, were estimated as follows:

	2026	2027	2028	2029	2030	Thereafter
	(millions)
FPL(a)	$1,195	$1,175	$1,135	$1,125	$1,055	$6,405
NEER(b)(c)	$6,795	$1,865	$495	$200	$140	$360
_______________________
(a)Includes approximately $425 million, $430 million, $430 million, $425 million, $425 million and $4,540 million in 2026 through 2030 and thereafter, respectively, of firm commitments related to natural gas transportation agreements with affiliates. The charges associated with these agreements are recoverable through the fuel clause and totaled approximately $409 million, $409 million and $417 million for the years ended December 31, 2025, 2024 and 2023, respectively, of which $73 million and $99 million, respectively, were eliminated in consolidation at NEE for the years ended December 31, 2024 and 2023.
(b)Includes approximately $150 million of commitments to invest in technology and other investments through 2031. See Note 9 – Other.
(c)Includes approximately $1,140 million and $315 million for 2026 and 2027, respectively, of joint obligations of NEECH and NEER.

Insurance – Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $500 million of private liability insurance per site, which is the maximum obtainable, except at Duane Arnold which obtained an exemption from the NRC and maintains a $100 million private liability insurance limit. Each site, except Duane Arnold, participates in a secondary financial protection system, which provides up to $15.8 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $1,161 million ($664 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $173 million ($99 million for FPL) per incident per year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit 2, which approximates $20 million and $25 million, plus any applicable taxes, per incident, respectively.

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

NEE and FPL nuclear facilities each have accident property damage, nuclear accident decontamination and premature decommissioning liability insurance from NEIL with limits of $1.5 billion, except for Duane Arnold which has a limit of $50 million due to being placed in a deferred decommissioning status in 2020. All the nuclear facilities, except for Duane Arnold, also share an additional $1.25 billion nuclear accident insurance limit above their dedicated underlying limit. This shared additional excess limit is not subject to reinstatement in the event of a loss. All coverages are subject to sublimits and deductibles.

NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $175 million ($110 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit 2, which approximates $3 million, $2 million and $4 million, plus any applicable taxes, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Proceedings – NEE, FPL, and certain current and former executives, are the named defendants in a purported shareholder securities class action lawsuit filed in the U.S. District Court for the Southern District of Florida in June 2023 and amended in December 2023 that seeks from the defendants unspecified damages allegedly resulting from alleged false or misleading statements regarding NEE's alleged campaign finance and other political activities. The alleged class of plaintiffs are all persons or entities who purchased or otherwise acquired NEE securities between December 2, 2021 and January 30, 2023. In September 2024, the class action lawsuit was dismissed with prejudice by the U.S. District Court for the Southern District of Florida. Following appeal, on November 26, 2025, a panel of the U.S. Court of Appeals for the 11th Circuit reversed the dismissal and remanded the lawsuit for further proceedings. The defendants' petition for the U.S. Court of Appeals for the 11th Circuit to have the full court rehear the appeal was denied. The defendants are vigorously defending against the claims in this proceeding.

NEE, along with certain current and former executives and directors are the named defendants in purported shareholder derivative actions filed in the 15th Judicial Circuit in Palm Beach County, Florida in July 2023, March 2024 and May 2025, in the U.S. District Court for the Southern District of Florida in October 2023 and November 2023 (which were consolidated in January 2024) and in the U.S. District Court for the Southern District of Florida in July 2024 and May 2025, seeking unspecified damages allegedly resulting from, among other things, breaches of fiduciary duties and, in the consolidated cases and the July 2024 case, violations of the federal securities laws, all purporting to relate to alleged campaign finance law violations and associated matters. The defendants are vigorously defending against the claims in these proceedings.. NEE also has received demand letters and books and records requests from counsel representing other purported shareholders and containing similar allegations. These demands seek, among other things, a Board of Directors investigation of, and/or documentation regarding, these allegations. These derivative cases, demands and requests remain stayed pending the outcome of the securities class action lawsuit described above, except for the May 2025 action, which the court closed after the plaintiff voluntarily dismissed the case.

In November 2024, NEE was named as defendant in an antitrust lawsuit (Avangrid, Inc. et al. v. NextEra Energy, Inc.) filed in the U.S. District Court for the District of Massachusetts. The original complaint sought damages of $350 million, which would be tripled in the event of a finding of monopolization under the Sherman Act, from the defendants for alleged violations of federal and state antitrust laws, as well as Massachusetts state laws. In September 2025, the U.S. District Court for the District of Massachusetts dismissed the alleged violations of federal and state antitrust laws. In December 2025, the court heard oral argument on NEE's motion to dismiss the remaining Massachusetts state law claims. NEE is vigorously defending against the remaining claims in this proceeding.

XPLR, NEE and certain NEE executives who also serve or served as directors or officers of XPLR are the named defendants in a purported federal securities class action lawsuit filed in the U.S. District Court for the Southern District of California (Southern District of California) in July 2025 that seeks unspecified damages alleging that the defendants made false and misleading statements regarding XPLR's business model, XPLR distributions, and its arrangements relating to noncontrolling class B members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries are or were a party. The alleged class includes all persons or entities other than the defendants and certain affiliated parties of the defendants as named in the lawsuit who purchased or otherwise acquired XPLR securities between September 27, 2023 and January 27, 2025. In January 2026, the plaintiffs filed an amended complaint expanding the putative class period to include all persons or entities other than the defendants and certain affiliated parties of the defendants as named in the lawsuit who purchased or otherwise acquired XPLR securities beginning on May 8, 2023. The defendants are vigorously defending against the claims in this proceeding and plan to file a motion to dismiss the complaint.

XPLR, NEE and certain current and former XPLR directors or officers, some of whom are also current and former NEE executives, are the named defendants in a purported unitholder derivative action filed in the Southern District of California in August 2025. The complaint alleges, among other allegations, that defendants breached their fiduciary duties by making, or causing XPLR to make, false and misleading statements regarding XPLR's business model, distributions, financial arrangements and equity needs. The plaintiff seeks declaratory and monetary relief, changes to corporate governance and internal procedures, and attorneys’ fees and costs. In November 2025, the Southern District of California issued an order to stay proceedings pending resolution of the motion to dismiss phase in the purported federal securities class action lawsuit described above.

16. Segment Information

The tables below present information for NEE's two reportable segments, FPL, a rate-regulated utility business, and NEER, which is comprised of competitive energy and regulated transmission businesses. Corporate and Other represents other business activities, includes eliminating entries, and may include the net effect of rounding. FPL has a single reportable segment. See Note 2 for information regarding NEE's and FPL's operating revenues.

NEE's and FPL's chief operating decision maker (CODM) is NEE's chief executive officer. The CODM makes key operating decisions and evaluates the reportable segment's operating results, including net income attributable to NEE, for financial planning, analysis of performance and resource allocation.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income attributable to NEE and significant expenses for NEE's reportable segments and the FPL reportable segment are shown below.

	December 31, 2025
	FPL	NEER		Total
	(millions)
Operating revenues	$18,262	$8,760		$27,022
Corporate and Other				390
Total consolidated revenues				$27,412

Less:
Fuel, purchased power and interchange	3,878	1,066
Other operations and maintenance	1,771	2,997
Depreciation and amortization	3,778	2,738
Taxes other than income taxes and other – net	2,016	450
Interest expense	1,284	1,683	(a)
Income tax expense (benefit)(b)	719	(1,140)

Other segment items(c)	196	2,009
Net income attributable to NEE for reportable segments	5,012	2,975		$7,987

Reconciliation of segment profit/(loss)
Corporate and Other				(1,152)
Net income attributable to NEE	$5,012	$2,975		$6,835
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

	December 31, 2024
	FPL	NEER		Total
	(millions)
Operating revenues	$17,019	$7,542		$24,561
Corporate and Other				192
Total consolidated revenues				$24,753

Less:
Fuel, purchased power and interchange	4,188	914
Other operations and maintenance	1,609	2,776
Depreciation and amortization	2,827	2,577
Taxes other than income taxes and other – net	1,904	371
Interest expense	1,178	1,114	(a)
Income tax expense (benefit)(b)	970	(655)

Other segment items(c)	200	1,854
Net income attributable to NEE for reportable segments	4,543	2,299		$6,842

Reconciliation of segment profit/(loss)
Corporate and Other				104
Net income attributable to NEE	$4,543	$2,299		$6,946
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
	FPL	NEER		Total
	(millions)
Operating revenues	$18,365	$9,672		$28,037
Corporate and Other				77
Total consolidated revenues				$28,114

Less:
Fuel, purchased power and interchange	4,761	795
Other operations and maintenance	1,666	2,601
Depreciation and amortization	3,789	2,009
Taxes other than income taxes and other – net	1,959	301
Interest expense	1,114	1,129	(a)
Income tax expense (benefit)(b)	1,123	177

Other segment items(c)	599	898
Net income attributable to NEE for reportable segments	4,552	3,558		$8,110

Reconciliation of segment profit/(loss)
Corporate and Other				(800)
Net income attributable to NEE	$4,552	$3,558		$7,310
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

NEE's and FPL's additional segment information is as follows:

	2025
	FPL	NEER	Total Reportable Segments	Corp. and Other	Total Consolidated
	(millions)
Gains (losses) on disposal of businesses/assets – net	$1	$268	$269	$(9)	$260
Equity in earnings (losses) of equity method investees	$—	$(193)	$(193)	$9	$(184)
Net loss attributable to noncontrolling interests	$—	$1,503	$1,503	$—	$1,503
Capital expenditures, independent power and other investments and nuclear fuel purchases	$8,935	$15,669	$24,604	$2	$24,606
Property, plant and equipment – net	$81,755	$74,287	$156,042	$155	$156,197
Total assets	$105,158	$103,528	$208,686	$4,035	$212,721
Investment in equity method investees	$—	$5,509	$5,509	$19	$5,528

	2024
	FPL	NEER	Total Reportable Segments	Corp. and Other	Total Consolidated
	(millions)
Gains (losses) on disposal of businesses/assets – net	$1	$361	$362	$(10)	$352
Equity in earnings (losses) of equity method investees	$—	$(267)	$(267)	$21	$(246)
Net loss attributable to noncontrolling interests	$—	$1,248	$1,248	$—	$1,248
Capital expenditures, independent power and other investments and nuclear fuel purchases	$8,214	$16,392	$24,606	$123	$24,729
Property, plant and equipment – net	$76,166	$62,526	$138,692	$160	$138,852
Total assets	$98,141	$89,398	$187,539	$2,605	$190,144
Investment in equity method investees	$—	$6,118	$6,118	$—	$6,118

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

	2023
	FPL	NEER	Total Reportable Segments	Corp. and Other	Total Consolidated
	(millions)
Gains (losses) on disposal of businesses/assets – net	$407	$(3)	$404	$1	$405
Equity in earnings (losses) of equity method investees	$—	$(649)	$(649)	$1	$(648)
Net loss attributable to noncontrolling interests	$—	$1,028	$1,028	$—	$1,028
Capital expenditures, independent power and other investments and nuclear fuel purchases	$9,400	$15,652	$25,052	$61	$25,113
Property, plant and equipment – net	$70,608	$55,034	$125,642	$134	$125,776
Total assets	$91,469	$83,145	$174,614	$2,875	$177,489
Investment in equity method investees	$—	$6,145	$6,145	$11	$6,156

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2025, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2025.

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

Item 9B.  Other Information

(b)    Rule 10b5-1 trading arrangements adopted during the three months ended December 31, 2025 were as follows:

•On December 9, 2025, Terrell Kirk Crews II, Executive Vice President, Chief Risk Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 19,672 shares of NEE's common stock until May 29, 2026.
•On December 9, 2025, Mark Lemasney, Executive Vice President, Power Generation Division, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 3,217 shares of NEE's common stock until September 4, 2026.
•On December 9, 2025, James May, Executive Vice President, Treasurer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 4,672 shares of NEE's common stock until December 9, 2026.
•On December 11, 2025, Nicole Daggs, Executive Vice President, Human Resources and Corporate Services, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 4,189 shares of NEE's common stock until December 11, 2026.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy and Management" and "Corporate Governance and Board Matters" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2026 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business – Information About Our Executive Officers.

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

Securities Authorized For Issuance Under Equity Compensation Plans(a)

NEE's equity compensation plan information as of December 31, 2025 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,406,835	(a)	$60.08	(b)	54,567,191	(c)
Equity compensation plans not approved by security holders	—		—		—
Total	15,406,835		$60.08		54,567,191
______________________
(a)Includes an aggregate of 10,509,218 outstanding options, 4,545,444 unvested performance share awards (at maximum payout), 285,124 unvested restricted stock units (including future reinvested dividends) under the NextEra Energy, Inc. Amended and Restated 2021 Long Term Incentive Plan and former long term incentive plans, and 67,049 fully vested shares deferred by directors under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, and its predecessors, the 2007 Non-Employee Directors Stock Plan and the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan.
(b)Relates to outstanding options only.
(c)Includes 52,862,453 shares under the NextEra Energy, Inc. Amended and Restated 2021 Long Term Incentive Plan and 1,704,738 shares under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan.

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

FPL – The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2025 and 2024. The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2025	2024
Audit fees(a)	$3,478,000	$4,046,000
Audit-related fees(b)	802,000	236,000
Tax fees(c)	302,000	497,000
All other fees(d)	52,000	13,000
Total	$4,634,000	$4,792,000
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
(b)Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and NEE's consolidated financial statements and are not reported under audit fees. These fees primarily relate to the audit of storm costs and the pre-implementation internal control assessment of information technology systems.
(c)Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These fees primarily relate to research and development tax credit advice and planning services.
(d)All other fees consist of fees for products and services other than the services reported under the other named categories. In 2025 and 2024, these fees relate to training.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Permitted services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified permitted services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any permitted service for which the fee is expected to exceed $500,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2025 and 2024, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits and Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	60
		Attestation Report of Independent Registered Public Accounting Firm	61
		Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	62
		NEE:
		Consolidated Statements of Income	64
		Consolidated Statements of Comprehensive Income	65
		Consolidated Balance Sheets	66
		Consolidated Statements of Cash Flows	67
		Consolidated Statements of Equity	68
		FPL:
		Consolidated Statements of Income	69
		Consolidated Balance Sheets	70
		Consolidated Statements of Cash Flows	71
		Consolidated Statements of Common Shareholder's Equity	72
		Notes to Consolidated Financial Statements	73 – 117

	2.	Financial Statement Schedules – Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

Certain exhibits listed below refer to "FPL Group" and "FPL Group Capital," and were effective prior to the change of the name FPL Group, Inc. to NextEra Energy, Inc., and of the name FPL Group Capital Inc to NextEra Energy Capital Holdings, Inc., during 2010. Certain exhibits also refer to NextEra Energy Partners, LP and were effective prior to the change of its name to XPLR Infrastructure, LP, effective in 2025.

Exhibit Number	Description	NEE	FPL
*3(i)a	Second Restated Articles of Incorporation of NextEra Energy, Inc. (filed as Exhibit 3(i) to Form 8-K dated October 26, 2020, File No. 1-8841)	x
*3(i)b	Restated Articles of Incorporation of Florida Power & Light Company (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 2010, File No. 2-27612)		x
*3(i)c	Articles of Merger of Florida Power & Light Company and Gulf Power Company (filed as Exhibit 3(i)(c) to Form 10-K for the year ended December 31, 2020, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of NextEra Energy, Inc., effective October 14, 2016 (filed as Exhibit 3(ii)(b) to Form 8-K dated October 14, 2016, File No. 1-8841)	x
*3(ii)b	Amended and Restated Bylaws of Florida Power & Light Company, as amended through October 17, 2008 (filed as Exhibit 3(ii)b to Form 10-Q for the quarter ended September 30, 2008, File No. 2-27612)		x

*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, as amended, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 1996, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated September 10, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated November 19, 2015, File No. 2-27612; Exhibit 4(b) to Form 10-K for the year ended December 31, 2017, File No. 2-27612; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2018, File No. 2-27612; Exhibit 4(j), File Nos. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(k), File Nos. 333-226056, 333-226056-01 and 333-226056-02; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2019, File No. 2-27612; Exhibit 4(f) to Form 10-Q for the quarter ended September 30, 2019, File No. 2-27612; Exhibit 4(e) to Form 10-Q for the quarter ended March 31, 2020, File No. 2-27612; Exhibit 4(b) to Form 10-K for the year ended December 31, 2020, File No. 2-27612; Exhibit 4(b) to Form 10-K for the year ended December 31, 2021, File No. 2-27612; Exhibit 4(c) to Form 10-K for the year ended December 31, 2021, File No. 2-27612; Exhibit 4(g) to Form 10-Q for the quarter ended March 31, 2023, File No. 2-27612; Exhibit 4(a) to Form 10-Q for the quarter ended June 30, 2023, File No. 2-27612; Exhibit 4(a) to Form 10-Q for the quarter ended June 30, 2024, File No. 2-27612; Exhibit 4 to Form 10-Q for the quarter ended September 30, 2024, File No. 2-27612); and Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 2025, File No. 2-27612
		x	x
4(b)	One Hundred Fortieth Supplemental Indenture dated as of December 1, 2025 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
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
*4(m)
Officer's Certificate of Florida Power & Light Company, dated July 1, 2024, creating the Floating Rate Notes, Series due July 2, 2074 (filed as Exhibit 4(f) to Form 10-Q for the quarter ended June 30, 2024, File No. 2-27612)
	x	x
*4(n)
Indenture (For Unsecured Debt Securities), dated as of June 1, 1999, between FPL Group Capital Inc and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)
x
*4(o)
First Supplemental Indenture to Indenture (For Unsecured Debt Securities) dated as of June 1, 1999, dated as of September 21, 2012, between NextEra Energy Capital Holdings, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2012, File No. 1-8841)
x
*4(p)
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
x
*4(bb)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 19, 2022, creating the Series M Debentures due September 1, 2027 (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2022, File No. 1-8841)
x
*4(cc)
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
x
*4(kk)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 7, 2024, creating the 4.85% Debentures, Series due April 30, 2031 (filed as Exhibit 4(at), File Nos. 333-278184, 333-278184-01, and 333-278184-02)
x
*4(ll)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 20, 2024, creating the Series N Debentures due June 1, 2029 (filed as Exhibit 4(e) to Form 10-Q for the quarter ended June 30, 2024, File No. 1-8841)
x
*4(mm)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated October 31, 2024, creating the Series O Debentures due November 1, 2029 (filed as Exhibit 4(rr) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
*4(nn)
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
x
*4(pp)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the 5.30% Debentures, Series due March 15, 2032 (filed as Exhibit 4(uu) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
*4(qq)
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
x
*4(ss)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 4, 2025, creating the Floating Rate Debentures, Series due February 4, 2028 (filed as Exhibit 4(xx) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x

*4(tt)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 12, 2025, creating the 3.83% Debentures, Series due June 12, 2030 (filed as Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 2025, File No. 1-8841)
x
*4(uu)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 12, 2025 creating the 4.67% Debentures, Series due June 12, 2035 (filed as Exhibit 4(c) to Form 10-Q for the quarter ended June 30, 2025, File No. 1-8841)
x
4(vv)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 5, 2026 creating the 4.40% Debentures, Series due March 1, 2031	x
4(ww)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 5, 2026 creating the 5.85% Debentures, Series due March 1, 2056	x
4(xx)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 10, 2026 creating the 2.989% Debentures, Series due February 10, 2030	x
4(yy)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 10, 2026 creating the 3.624% Debentures, Series due February 10, 2034	x
*4(zz)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of March 1, 2004, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x
*4(aaa)
Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1, 2006, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(bbb)
First Supplemental Indenture to Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1, 2006, dated as of November 19, 2012, between NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. as Guarantor, and The Bank of New York Mellon, as Trustee (filed as Exhibit 2 to Form 8-A dated January 16, 2013, File No. 1-33028)
x
*4(ccc)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(ddd)
Replacement Capital Covenant, dated September 19, 2006, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(eee)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated September 19, 2006, by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(cc) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)
x
*4(fff)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(ggg)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(hhh)
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
x

*4(lll)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated April 4, 2019, creating the Series O Junior Subordinated Debentures due May 1, 2079 (filed as Exhibit 4(e) to Form 8-K dated April 4, 2019, File No. 1-8841)
x
*4(mmm)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated December 14, 2021, creating the Series P Junior Subordinated Debentures due March 15, 2082 (filed as Exhibit 4 to Form 8-K dated December 14, 2021, File No. 1-8841)
x
*4(nnn)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated March 1, 2024, creating the Series Q Junior Subordinated Debentures due September 1, 2054 (filed as Exhibit 4(bn), File Nos. 333-278184, 333-278184-01, and 333-278184-02)
x
*4(ooo)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated June 7, 2024, creating the Series R Junior Subordinated Debentures due June 15, 2054 (filed as Exhibit 4(d) to Form 10-Q for the quarter ended June 30, 2024, File No. 1-8841)
x
*4(ppp)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated February 6, 2025, creating the Series S Junior Subordinated Debentures due August 15, 2055 (filed as Exhibit 4(ooo) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
*4(qqq)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated February 6, 2025, creating the Series T Junior Subordinated Debentures due August 15, 2055 (filed as Exhibit 4(ppp) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
*4(rrr)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated May 15, 2025, creating the Series U Junior Subordinated Debentures due June 1, 2085 (filed as Exhibit 4(a) to Form 10-Q for the quarter ended June 30, 2025, File No. 1-8841)
x
4(sss)	Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated November 12, 2025, creating the Series V Junior Subordinated Debentures due May 15, 2056	x
4(ttt)	Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated November 12, 2025, creating the Series W Junior Subordinated Debentures due May 15, 2056	x
*4(uuu)
Purchase Contract Agreement, dated as of June 1, 2024, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 2024, File No. 1-8841)
x
*4(vvv)
Pledge Agreement, dated as of June 1, 2024, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(c) to Form 10-Q for the quarter ended June 30, 2024, File No. 1-8841)
x
*4(www)
Purchase Contract Agreement, dated as of October 1, 2024, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(uuu) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
*4(xxx)
Pledge Agreement, dated as of October 1, 2024, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and the Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(vvv) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)
x
*4(yyy)
Indenture, dated as of March 1, 2024, by and among NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4 to Form 8-K dated March 4, 2024, File No. 1-8841)
x
*4(zzz)
Senior Note Indenture dated as of January 1, 1998, between Florida Power & Light Company (as successor to Gulf Power Company) and Computershare Trust Company, N.A., as Successor Trustee, and certain indentures supplemental thereto (filed as Exhibit 4.1 to Form 8-K dated June 17, 1998, File No. 0-2429; Exhibit 4.2 to Form 8-K dated September 9, 2010, File No. 1-31737; Exhibit 4.2 to Form 8-K dated June 10, 2013, File No. 1-31737; Exhibit 4.2 to Form 8-K dated September 16, 2014, File No. 1-31737; Exhibit 4.2 to Form 8-K dated May 15, 2017, File No. 1-31737; and Exhibit 4(ddd) to Form 10-K for the year ended December 31, 2020, File No. 2-27612
		x	x
4(aaaa)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	x
*10(a)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005 (Restated SERP) (filed as Exhibit 10(b) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(b)
Amendment Number 1 to the Restated SERP changing name to NextEra Energy, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)
		x	x

10(c)	Appendix A1 (revised as of December 11, 2025) to the NextEra Energy, Inc. Supplemental Executive Retirement Plan	x	x
10(d)	Appendix A2 (revised as of December 11, 2025) to the NextEra Energy, Inc. Supplemental Executive Retirement Plan	x	x
*10(e)	NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(f)
NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (Amended and Restated May 22, 2025) (filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2025, File No. 1-8841)
		x	x
*10(g)
Form of Restricted Stock Unit Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2021, File No. 1-8841)
		x	x
*10(h)
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
		x	x
*10(l)	NextEra Energy, Inc. 2021 Long Term Incentive Plan (filed as Exhibit 10 to Form 8-K dated May 20, 2021, File No. 1-8841)	x	x
*10(m)
NextEra Energy, Inc. Amended and Restated 2021 Long Term Incentive Plan (amended and restated May 22, 2025) (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2025, File No. 1-8841)
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
*10(r)
Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2021 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 2025, File No, 1-8841)
		x	x
*10(s)
Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2024, File No. 1-8841)
		x	x
*10(t)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. 2021 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(a) to Form 10-Q for the quarter ended March 31,2025, File No. 1-8841)
		x	x
*10(u)	NextEra Energy, Inc. 2023 Executive Annual Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated December 16, 2022, File No. 1-8841)	x	x
*10(v)
NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005 as amended and restated through February 11, 2016 (filed as Exhibit 10(h) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(w)	FPL Group, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x

*10(x)	FPL Group, Inc. Executive Long-Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(y)
FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)
x
*10(z)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(aa)	NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, as amended and restated as of May 18, 2017 (filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2017, File No. 1-8841)	x
*10(bb)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2024 (filed as Exhibit 10(ii) to Form 10-K for the year ended December 31, 2023, File No. 1-8841)	x
*10(cc)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2025 (filed as Exhibit 10(cc) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)	x
10(dd)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2026	x
*10(ee)
Form of Amended and Restated Executive Retention Employment Agreement effective December 10, 2009 between FPL Group, Inc. and Charles E. Sieving (filed as Exhibit 10(nn) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(ff)
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
*10(oo)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Michael Dunne dated as of March 17, 2025 (filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2025, File No. 1-8841)
		x	x
*10(pp)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(qq)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
*10(rr)	NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.8 to Form 8-K dated July 1, 2014, File No. 1-36518)	x

*10(ss)	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022, File No. 1-36518)	x
*10(tt)	Form of Restricted Unit Award Agreement under the NextEra Energy Partners, LP 2014 Long-Term Incentive Plan (filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023, File No. 1-36518)	x
*10(uu)	XPLR Infrastructure, LP 2024 Long Term Incentive Plan (filed as Exhibit 10(tt) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)	x
*10(vv)	Form of Restricted Unit Award Agreement under the XPLR Infrastructure, LP 2024 Long Term Incentive Plan (filed as Exhibit 10(uu) to Form 10-K for the year ended December 31, 2024, File No. 1-8841)	x
*19	Insider Trading Policies and Procedures (filed as Exhibit 19 to Form 10-K for the year ended December 31, 2024, File No. 1-8841)	x	x
21	Subsidiaries of NextEra Energy, Inc.	x
22	Guaranteed Securities	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
*97	Incentive Compensation Recoupment Policy (filed as Exhibit 97 to Form 10-K for the year ended December 31, 2023, File No. 1-8841)	x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 13, 2026:

MICHAEL H. DUNNE	WILLIAM J. GOUGH
Michael H. Dunne Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	William J. Gough Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

NICOLE S. ARNABOLDI	GEOFFREY S. MARTHA
Nicole S. Arnaboldi	Geoffrey S. Martha
JAMES L. CAMAREN	DAVID L. PORGES
James L. Camaren	David L. Porges
NAREN K. GURSAHANEY	DEV STAHLKOPF
Naren K. Gursahaney	Dev Stahlkopf
KIRK S. HACHIGIAN	JOHN A. STALL
Kirk S. Hachigian	John A. Stall
MARIA HENRY	DARRYL L. WILSON
Maria Henry	Darryl L. Wilson
AMY B. LANE
Amy B. Lane

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities and on the date indicated.

Florida Power & Light Company

ARMANDO PIMENTEL, JR.
Armando Pimentel, Jr. Chief Executive Officer and Director (Principal Executive Officer)

Date: February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 13, 2026:

MICHAEL H. DUNNE	AMIN A. MOHOMED
Michael H. Dunne Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Amin A. Mohomed Vice President, FPL Accounting and Controller (Principal Accounting Officer)

Director:

JOHN W. KETCHUM
John W. Ketchum

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.