Form 10-Q
period 2026-03-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2026-04-23
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

700 Universe Boulevard
Juno Beach, Florida 33408
(561) 694-4000

State or other jurisdiction of incorporation or organization:  Florida

Securities registered pursuant to Section 12(b) of the Act:

Registrants	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NextEra Energy, Inc.	Common Stock, $0.01 Par Value	NEE	New York Stock Exchange
	7.299% Corporate Units	NEE.PRS	New York Stock Exchange
	7.234% Corporate Units	NEE.PRT	New York Stock Exchange
	7.375% Corporate Units	NEE.PRV	New York Stock Exchange

Florida Power & Light Company	None

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at March 31, 2026: 2,085,341,456

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at March 31, 2026, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2021 rate agreement	December 2021 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding
2025 Form 10-K	NextEra Energy, Inc.'s and Florida Power & Light Company's Annual Report on Form 10-K for the year ended December 31, 2025
2025 rate agreement	December 2025 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding
AFUDC	allowance for funds used during construction
AFUDC – equity	equity component of AFUDC
AOCI	accumulated other comprehensive income (loss)
clean energy tax credits	production tax credits and investment tax credits
CSCS agreement	amended and restated cash sweep and credit support agreement
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment or other than temporarily impaired
PTC	production tax credit
regulatory ROE	return on common equity as determined for regulatory purposes
RSM	rate stabilization mechanism
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America
VIE	variable interest entity
XPLR	XPLR Infrastructure, LP (formerly known as NextEra Energy Partners, LP)
XPLR OpCo	XPLR Infrastructure Operating Partners, LP (formerly known as NextEra Energy Operating Partners, LP), a subsidiary of XPLR

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
•Any reductions or modifications to, or the elimination of, governmental incentives or policies that support clean energy, including, but not limited to, tax laws, policies and incentives, renewable portfolio standards and feed-in-tariffs, or changes in or the imposition of additional taxes, tariffs, duties or other costs or assessments on clean energy or the equipment necessary to generate, store or deliver it, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new clean energy projects, NEE and FPL abandoning the development of clean energy projects, a loss of investments in clean energy projects and reduced project returns, any of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.
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
•Changes in tax laws, guidance or policies, including but not limited to, changes in corporate income tax rates and the qualifications for clean energy tax credits, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.
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
•NEE and FPL face risks related to project siting, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities.
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
•The productivity increases and competitive advantages NEE and FPL plan to achieve through the use of artificial intelligence (AI) technologies may not be realized and the use of and reliance on AI may present certain risks, both of which could materially adversely affect their business, financial condition, results of operations and prospects.
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
•If supply costs necessary to provide NEER's full energy and capacity requirements services are not favorable, operating costs could increase and materially adversely affect NEE's business, financial condition, results of operations and prospects.
•Due to the potential for significant volatility in market prices for fuel, electricity, transmission rights and environmental and other energy-related commodities, NEE's inability or failure to manage properly or hedge effectively the commodity risks within its portfolio could materially adversely affect NEE's business, financial condition, results of operations and prospects.
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
•NEE's and FPL's liquidity may be reduced if their credit providers are unable to fund their credit commitments to NEE, NEECH or FPL or to maintain their current credit ratings.
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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2025 Form 10-K, and investors should refer to that section of the 2025 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING REVENUES	$6,701	$6,247
OPERATING EXPENSES
Fuel, purchased power and interchange	1,329	1,165
Other operations and maintenance	1,422	1,173
Depreciation and amortization	1,371	1,095
Taxes other than income taxes and other – net	628	594
Total operating expenses – net	4,750	4,027
GAINS ON DISPOSAL OF BUSINESSES/ASSETS – NET	257	36
OPERATING INCOME	2,208	2,256
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,287)	(1,774)
Equity in earnings (losses) of equity method investees	171	(646)
Allowance for equity funds used during construction	52	38
Losses on disposal of investments and other property – net	—	(2)
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	(60)	(68)
Other net periodic benefit income	71	67
Other – net	44	72
Total other income (deductions) – net	(1,009)	(2,313)
INCOME (LOSS) BEFORE INCOME TAXES	1,199	(57)
INCOME TAX BENEFIT	(489)	(521)
NET INCOME	1,688	464
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	494	369
NET INCOME ATTRIBUTABLE TO NEE	$2,182	$833
Earnings per share attributable to NEE:
Basic	$1.05	$0.41
Assuming dilution	$1.04	$0.40

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
NET INCOME	$1,688	$464
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $5 tax benefit and $3 tax expense, respectively)	(17)	9
Reclassification from AOCI to net income (net of $0 tax benefit and $1 tax benefit, respectively)	—	3
Net unrealized losses on foreign currency translation	(8)	—
Total other comprehensive income (loss), net of tax	(25)	12
COMPREHENSIVE INCOME	1,663	476
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	494	369
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$2,157	$845

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,998	$2,812
Customer receivables, net of allowances of $80 and $82, respectively	4,131	4,018
Other receivables	2,176	1,733
Materials, supplies and fuel inventory	2,577	2,420
Regulatory assets	448	433
Derivatives	1,237	997
Other	1,291	1,171
Total current assets	13,858	13,584
Other assets:
Property, plant and equipment – net ($28,923 and $28,988 related to VIEs, respectively)	162,361	156,197
Special use funds	10,707	10,954
Investment in equity method investees	5,989	5,528
Prepaid benefit costs	2,922	2,868
Regulatory assets	7,199	5,639
Derivatives	1,820	1,998
Goodwill	5,150	4,849
Other	11,418	11,104
Total other assets	207,566	199,137
TOTAL ASSETS	$221,424	$212,721
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$5,360	$1,955
Other short-term debt	1,258	608
Current portion of long-term debt ($6 and $9 related to VIEs, respectively)	3,837	3,500
Accounts payable ($47 and $502 related to VIEs, respectively)	5,743	7,583
Customer deposits	731	709
Accrued interest and taxes	1,393	1,185
Derivatives	1,176	1,113
Accrued construction-related expenditures	2,927	2,966
Regulatory liabilities	294	356
Other	2,854	2,842
Total current liabilities	25,573	22,817
Other liabilities and deferred credits:
Long-term debt ($143 and $190 related to VIEs, respectively)	93,948	89,556
Asset retirement obligations	3,730	3,669
Deferred income taxes	13,106	12,359
Regulatory liabilities	12,095	11,474
Derivatives	1,834	2,148
Other	4,506	4,219
Total other liabilities and deferred credits	129,219	123,425
TOTAL LIABILITIES	154,792	146,242
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 2,085 and 2,083, respectively)	21	21
Additional paid-in capital	19,251	19,494
Retained earnings	35,984	35,102
Accumulated other comprehensive loss	(34)	(9)
Total common shareholders' equity	55,222	54,608
Noncontrolling interests ($11,240 and $11,711 related to VIEs, respectively)	11,410	11,871
TOTAL EQUITY	66,632	66,479
TOTAL LIABILITIES AND EQUITY	$221,424	$212,721

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,688	$464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,371	1,095
Nuclear fuel and other amortization	91	81
Unrealized losses on marked to market derivative contracts – net	16	964
Foreign currency transaction losses (gains)	(138)	8
Deferred income taxes	409	(400)
Cost recovery clauses and franchise fees	(201)	(133)
Equity in losses (earnings) of equity method investees	(171)	646
Distributions of earnings from equity method investees	100	123
Gains on disposal of businesses, assets and investments – net	(257)	(34)
Recoverable storm-related costs	(16)	(177)
Other – net	312	122
Changes in operating assets and liabilities:
Current assets	(368)	222
Noncurrent assets	(114)	(61)
Current liabilities	(288)	(259)
Noncurrent liabilities	180	108
Net cash provided by operating activities	2,614	2,769
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(3,046)	(2,341)
Independent power and other investments of NEER	(7,868)	(5,441)
Nuclear fuel purchases	(144)	(153)
Other capital expenditures	(4)	(7)
Sale of independent power and other investments of NEER	340	238
Proceeds from sale or maturity of securities in special use funds and other investments	1,506	1,257
Purchases of securities in special use funds and other investments	(1,650)	(1,292)
Other – net	45	15
Net cash used in investing activities	(10,821)	(7,724)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	8,307	9,840
Retirements of long-term debt	(3,100)	(2,852)
Net change in commercial paper	3,405	335
Proceeds from other short-term debt	650	850
Repayments of other short-term debt	—	(850)
Cash repayments to related parties – net	(2)	(45)
Issuances of common stock/equity units	23	11
Dividends on common stock	(1,300)	(1,166)
Other – net	(304)	(20)
Net cash provided by financing activities	7,679	6,103
Effects of currency translation on cash, cash equivalents and restricted cash	(3)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(531)	1,148
Cash, cash equivalents and restricted cash at beginning of period	3,006	1,402
Cash, cash equivalents and restricted cash at end of period	$2,475	$2,550
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,031	$631
Cash received for income taxes – net	$(665)	$(114)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$6,131	$4,182

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
Three Months Ended March 31, 2026	Shares	Aggregate Par Value
Balances, December 31, 2025	2,083	$21	$19,494	$(9)	$35,102	$54,608	$11,871	$66,479
Net income (loss)	—	—	—	—	2,182	2,182	(494)
Issuances of common stock/equity units – net	—	—	(236)	—	—	(236)	—
Share-based payment activity	2	—	24	—	—	24	—
Dividends on common stock(a)	—	—	—	—	(1,300)	(1,300)	—
Other comprehensive loss	—	—	—	(25)	—	(25)	—
Other differential membership interests activity	—	—	(19)	—	—	(19)	52
Other – net	—	—	(12)	—	—	(12)	(19)
Balances, March 31, 2026	2,085	$21	$19,251	$(34)	$35,984	$55,222	$11,410	$66,632
———————————————
(a)Dividends per share were $0.6232 for the three months ended March 31, 2026.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended March 31, 2025	Shares	Aggregate Par Value
Balances, December 31, 2024	2,057	$21	$17,260	$(126)	$32,946	$50,101	$10,359	$60,460	$401
Net income (loss)	—	—	—	—	833	833	(372)		3
Share-based payment activity	2	—	38	—	—	38	—		—
Dividends on common stock(a)	—	—	—	—	(1,166)	(1,166)	—		—
Other comprehensive income	—	—	—	12	—	12	—		—
Other differential membership interests activity	—	—	(7)	—	—	(7)	516		(343)
Other – net	—	—	1	—	—	1	(10)		—
Balances, March 31, 2025	2,059	$21	$17,292	$(114)	$32,613	$49,812	$10,493	$60,305	$61
_______________________
(a)Dividends per share were $0.5665 for the three months ended March 31, 2025.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING REVENUES	$4,271	$3,997
OPERATING EXPENSES
Fuel, purchased power and interchange	992	936
Other operations and maintenance	379	379
Depreciation and amortization	665	408
Taxes other than income taxes and other – net	505	475
Total operating expenses – net	2,541	2,198
OPERATING INCOME	1,730	1,799
OTHER INCOME (DEDUCTIONS)
Interest expense	(338)	(317)
Allowance for equity funds used during construction	50	37
Other – net	2	12
Total other income (deductions) – net	(286)	(268)
INCOME BEFORE INCOME TAXES	1,444	1,531
INCOME TAX EXPENSE (BENEFIT)	(18)	215
NET INCOME(a)	$1,462	$1,316
_______________________
(a)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$70	$42
Customer receivables, net of allowances of $23 and $25, respectively	1,534	1,667
Other receivables	335	413
Materials, supplies and fuel inventory	1,412	1,373
Regulatory assets	420	401
Other	268	255
Total current assets	4,039	4,151
Other assets:
Electric utility plant and other property – net	84,118	81,755
Special use funds	7,488	7,684
Prepaid benefit costs	2,101	2,072
Regulatory assets	6,988	5,405
Goodwill	2,965	2,965
Other	946	1,126
Total other assets	104,606	101,007
TOTAL ASSETS	$108,645	$105,158
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$2,439	$1,130
Current portion of long-term debt	500	641
Accounts payable	1,050	1,084
Customer deposits	691	685
Accrued interest and taxes	806	470
Accrued construction-related expenditures	1,099	1,153
Regulatory liabilities	272	344
Other	579	687
Total current liabilities	7,436	6,194
Other liabilities and deferred credits:
Long-term debt	28,045	28,041
Asset retirement obligations	2,186	2,158
Deferred income taxes	10,368	10,156
Regulatory liabilities	11,928	11,280
Other	333	343
Total other liabilities and deferred credits	52,860	51,978
TOTAL LIABILITIES	60,296	58,172
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	26,867	26,866
Retained earnings	20,109	18,747
TOTAL EQUITY	48,349	46,986
TOTAL LIABILITIES AND EQUITY	$108,645	$105,158

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,462	$1,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	665	408
Nuclear fuel and other amortization	42	35
Deferred income taxes	(29)	135
Cost recovery clauses and franchise fees	(201)	(133)
Recoverable storm-related costs	(16)	(177)
Other – net	15	4
Changes in operating assets and liabilities:
Current assets	44	23
Noncurrent assets	(44)	(59)
Current liabilities	181	363
Noncurrent liabilities	1	(6)
Net cash provided by operating activities	2,120	1,909
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,046)	(2,341)
Nuclear fuel purchases	(116)	(51)
Proceeds from sale or maturity of securities in special use funds	914	751
Purchases of securities in special use funds	(980)	(792)
Other – net	74	80
Net cash used in investing activities	(3,154)	(2,353)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	—	1,996
Retirements of long-term debt	(142)	(22)
Net change in commercial paper	1,309	(980)
Dividends to NEE	(100)	(100)
Other – net	(5)	(31)
Net cash provided by financing activities	1,062	863
Net increase in cash, cash equivalents and restricted cash	28	419
Cash, cash equivalents and restricted cash at beginning of period	88	133
Cash, cash equivalents and restricted cash at end of period	$116	$552
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$235	$173
Cash paid for income taxes – net	$—	$10
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,462	$875

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended March 31, 2026	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2025	$1,373	$26,866	$18,747	$46,986
Net income	—	—	1,462
Dividends to NEE	—	—	(100)
Other	—	1	—
Balances, March 31, 2026	$1,373	$26,867	$20,109	$48,349

Three Months Ended March 31, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2024	$1,373	$26,868	$14,835	$43,076
Net income	—	—	1,316
Dividends to NEE	—	—	(100)
Balances, March 31, 2025	$1,373	$26,868	$16,051	$44,292

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2025 Form 10-K. In the opinion of NEE and FPL management, all adjustments considered necessary for fair financial statement presentation have been made. All adjustments are normal and recurring unless otherwise noted. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 2) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $6.1 billion ($4.3 billion at FPL) and $6.0 billion ($4.0 billion at FPL) for the three months ended March 31, 2026 and 2025, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL's retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. As of March 31, 2026 and December 31, 2025, FPL's unbilled revenues amounted to approximately $621 million and $705 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price with maturity dates through 2054. As of March 31, 2026, FPL expects to record approximately $975 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts. Certain of these contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2026 to 2055, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2038, certain power purchase agreements with maturity dates through 2034 and certain natural gas transportation and storage capacity management agreements with maturity dates through 2031. As of March 31, 2026, NEER expects to record approximately $730 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity and services are provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

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

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value. At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or base rates. For NEE's non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives' fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. Settlement gains and losses are included within the line items in the condensed consolidated statements of income to which they relate. Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income. For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Settlements related to derivative instruments are substantially all recognized in net cash provided by operating activities in NEE's and FPL's condensed consolidated statements of cash flows.

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. As of March 31, 2026, NEE's AOCI included immaterial amounts related to discontinued interest rate cash flow hedges with expiration dates through October 2033 and foreign currency cash flow hedges with expiration dates through September 2030.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions as of March 31, 2026 and December 31, 2025, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2026
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$2,371	$3,380	$2,101	$(4,984)	$2,868
Interest rate contracts	$—	$317	$—	$(97)	220
Foreign currency contracts	$—	$15	$—	$(46)	(31)
Total derivative assets					$3,057

FPL – commodity contracts	$—	$6	$27	$(4)	$29

Liabilities:
NEE:
Commodity contracts	$2,767	$3,616	$1,178	$(5,150)	$2,411
Interest rate contracts	$—	$395	$18	$(97)	316
Foreign currency contracts	$—	$329	$—	$(46)	283
Total derivative liabilities					$3,010

FPL – commodity contracts	$—	$7	$47	$(4)	$50

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$1,237
Noncurrent derivative assets(c)					1,820
Total derivative assets					$3,057
Current derivative liabilities(d)					$1,176
Noncurrent derivative liabilities(e)					1,834
Total derivative liabilities					$3,010

Net fair value by FPL balance sheet line item:
Current other assets					$28
Noncurrent other assets					1
Total derivative assets					$29
Current other liabilities					$49
Noncurrent other liabilities					1
Total derivative liabilities					$50
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
(b)Reflects the netting of approximately $36 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $38 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $190 million in margin cash collateral paid to counterparties.
(e)Reflects the netting of approximately $50 million in margin cash collateral paid to counterparties.

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

As of March 31, 2026 and December 31, 2025, NEE had approximately $58 million ($9 million at FPL) and $94 million ($5 million at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, as of March 31, 2026 and December 31, 2025, NEE had approximately $155 million (none at FPL) and $70 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy as of March 31, 2026 are as follows:

	Fair Value as of		Valuation	Significant				Weighted-
Transaction Type	March 31, 2026		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$461	$301	Discounted cash flow	Forward price (per MWh)	$—	—	$181	$52
Forward contracts – gas	641	178	Discounted cash flow	Forward price (per MMBtu)	$(4)	—	$21	$3
Forward contracts – congestion	60	36	Discounted cash flow	Forward price (per MWh)	$(58)	—	$35	$1
Options – power	21	—	Option models	Implied correlations	69%	—	74%	71%
				Implied volatilities	36%	—	195%	73%
Options – primarily gas	70	89	Option models	Implied correlations	69%	—	100%	89%
				Implied volatilities	1%	—	93%	45%
Full requirements and unit contingent contracts	247	276	Discounted cash flow	Forward price (per MWh)	$13	—	$351	$87
				Customer migration rate(b)	—%	—	30%	1%
Forward contracts – other	601	298
Total	$2,101	$1,178
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of commodity contract derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2026		2025
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs as of December 31 of prior period	$682	$32	$387	$34
Realized and unrealized gains (losses):
Included in operating revenues	(257)	—	109	—
Included in regulatory assets and liabilities	(3)	(3)	29	29
Purchases	265	—	38	—
Settlements	290	(49)	(11)	(5)
Issuances	(61)	—	(16)	—
Transfers in(a)	1	—	(17)	—
Transfers out(a)	6	—	(2)	—
Fair value of net derivatives based on significant unobservable inputs as of March 31	$923	$(20)	$517	$58
Gains included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$30	$—	$86	$—
———————————————
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2026	2025
	(millions)
Commodity contracts(a) – operating revenues (including $70 unrealized gains and $12 unrealized gains, respectively)	$(61)	$155
Foreign currency contracts – interest expense (including $232 unrealized losses and $3 unrealized losses, respectively)	(250)	(5)
Interest rate contracts – interest expense (including $146 unrealized gains and $973 unrealized losses, respectively)	21	(775)
Losses reclassified from AOCI to interest expense:
Foreign currency contracts	(1)	(1)
Total	$(291)	$(626)
———————————————
(a)For the three months ended March 31, 2026 and 2025, FPL recorded gains of approximately $12 million and $32 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets.

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

	March 31, 2026				December 31, 2025
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(250)	MWh	—		(249)	MWh	—
Natural gas	(1,083)	MMBtu	393	MMBtu	(1,087)	MMBtu	378	MMBtu
Oil	58	barrels	—		3	barrels	—

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As of March 31, 2026 and December 31, 2025, NEE had interest rate contracts with a net notional amount of approximately $54.1 billion and $47.3 billion, respectively, and foreign currency contracts with a notional amount of approximately $9.6 billion and $6.0 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. As of March 31, 2026 and December 31, 2025, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4.4 billion ($47 million for FPL) and $4.0 billion ($38 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three-level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $480 million (none at FPL) as of March 31, 2026 and $650 million ($30 million at FPL) as of December 31, 2025. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $3.1 billion ($15 million at FPL) as of March 31, 2026 and $3.2 billion ($65 million at FPL) as of December 31, 2025. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.5 billion ($135 million at FPL) as of March 31, 2026 and $1.7 billion ($95 million at FPL) as of December 31, 2025.

Collateral related to derivatives, including amounts posted for margin, current exposures and future performance with exchanges and independent system operators, may be posted in the form of cash or credit support in the normal course of business. As of March 31, 2026 and December 31, 2025, applicable NEE subsidiaries have posted approximately $300 million (none at FPL) and $98 million (none at FPL), respectively, in cash, and $1,368 million (none at FPL) and $1,560 million (none at FPL), respectively, in the form of letters of credit and surety bonds, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $662 million and $647 million as of March 31, 2026 and December 31, 2025, respectively, and are included in noncurrent other assets on NEE's condensed consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2026
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$921	$—		$—	$921
FPL – equity securities	$39	$—		$—	$39
Special use funds:(b)
NEE:
Equity securities	$2,951	$3,676	(c)	$229	$6,856
U.S. Government and municipal bonds	$709	$64		$—	$773
Corporate debt securities	$6	$670		$—	$676
Asset-backed securities	$—	$874		$—	$874
Other debt securities	$—	$19		$—	$19
FPL:
Equity securities	$1,196	$3,348	(c)	$204	$4,748
U.S. Government and municipal bonds	$585	$39		$—	$624
Corporate debt securities	$6	$484		$—	$490
Asset-backed securities	$—	$668		$—	$668
Other debt securities	$—	$13		$—	$13
Other investments:(d)
NEE:
Equity securities	$48	$—		$68	$116
U.S. Government and municipal bonds	$15	$—		$—	$15
Corporate debt securities	$—	$1,345		$5	$1,350
Other debt securities	$—	$257		$45	$302
FPL:
Equity securities	$8	$—		$—	$8

———————————————
(a)Includes restricted cash equivalents of approximately $39 million ($38 million for FPL) in current other assets on the condensed consolidated balance sheets.
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
———————————————
(a)Includes restricted cash equivalents of approximately $39 million ($37 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2026			December 31, 2025
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$1,509	$1,509		$1,494	$1,495
Other receivables, net of allowances(b)	$515	$515		$535	$535
Long-term debt, including current portion	$97,785	$93,722	(c)	$93,056	$91,614	(c)
FPL:
Special use funds(a)	$945	$946		$959	$960
Long-term debt, including current portion	$28,545	$26,769	(c)	$28,682	$27,354	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Approximately $327 million and $340 million is included in current other assets and $188 million and $195 million is included in noncurrent other assets on NEE's condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively (primarily Level 3).
(c)As of March 31, 2026 and December 31, 2025, substantially all is Level 2 for NEE and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist primarily of NEE's nuclear decommissioning fund assets of approximately $10,706 million ($7,487 million for FPL) and $10,953 million ($7,683 million for FPL) as of March 31, 2026 and December 31, 2025, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $4,043 million ($1,839 million for FPL) and $4,181 million ($1,881 million for FPL) as of March 31, 2026 and December 31, 2025, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity as of March 31, 2026 of approximately eight years at NEE and nine years at FPL. Other investments primarily consist of debt securities with a weighted-average maturity as of March 31, 2026 of approximately nine years. The cost of securities sold is determined using the specific identification method.

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

Unrealized losses recognized on equity securities held as of March 31, 2026 and 2025 are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
	(millions)
Unrealized losses	$(255)	$(248)	$(199)	$(175)

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
	(millions)
Realized gains	$21	$14	$18	$13
Realized losses	$15	$18	$11	$13
Proceeds from sale or maturity of securities	$1,055	$768	$647	$535

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(millions)
Unrealized gains	$28	$62	$14	$34
Unrealized losses(a)	$99	$68	$61	$37
Fair value	$2,072	$1,344	$1,073	$709
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months as of March 31, 2026 and December 31, 2025 were not material to NEE or FPL.

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

4.  Income Taxes

NEE's effective income tax rate is based on the composition of pretax income or loss. A reconciliation of the income tax expense (benefit) and effective income tax rates based on the statutory U.S. federal income tax rate is as follows:

	NEE
	Three Months Ended March 31,
	2026		2025
	(millions, except for percentages)
Income taxes at U.S. statutory rate of 21%	$252	21.0%	$(12)	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	(28)	(2.3)	17	(29.6)
Nontaxable or nondeductible items:
Taxes attributable to noncontrolling interests	103	8.6	78	(136.5)
Amortization of deferred regulatory credit	(23)	(1.9)	(43)	75.8
Other – net	(18)	(1.5)	(16)	27.3
Clean energy tax credits(a)	(791)	(66.0)	(540)	947.2
Valuation adjustments	28	2.3	23	(40.1)
Other adjustments – net	(12)	(1.0)	(28)	48.9
Income tax benefit and effective tax rate	$(489)	(40.8)%	$(521)	914.0%
______________________
(a)For the three months ended March 31, 2026, includes the impact from ITC amortization utilized as part of FPL's RSM. See Note 11 – Rate Regulation.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	FPL
	Three Months Ended March 31,
	2026		2025
	(millions, except for percentages)
Income taxes at U.S. statutory rate of 21%	$303	21.0%	$322	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	62	4.3	66	4.3
Clean energy tax credits(a)	(367)	(25.4)	(126)	(8.2)
Amortization of deferred regulatory credit	(13)	(0.9)	(43)	(2.8)
Other adjustments – net	(3)	(0.2)	(4)	(0.3)
Income tax expense (benefit) and effective tax rate	$(18)	(1.2)%	$215	14.0%
______________________
(a)For the three months ended March 31, 2026, includes the impact from ITC amortization utilized as part of the RSM. See Note 11 – Rate Regulation.

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

5.  Acquisitions

Symmetry Acquisition – On January 9, 2026, a wholly owned subsidiary of NextEra Energy Resources acquired 100% of the equity interests of Symmetry Energy Solutions, a commercial and industrial natural gas business, from Energy Capital Partners, LLC (Symmetry acquisition). The acquired business provides natural gas supply, storage and asset management solutions to a broad range of end users nationwide. Symmetry Energy Solutions supplies natural gas in the U.S. to approximately 5,500 commercial and industrial customers in 34 states. The purchase price included approximately $0.8 billion in cash consideration as well as working capital and other adjustments of $0.3 billion (subject to certain post-closing adjustments).

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. NEE recorded identifiable assets of approximately $1.3 billion, primarily relating to accounts receivable, existing gas, storage and transportation contracts, hedging positions, and intangible assets associated with customer relationships and software, and liabilities of $0.6 billion. The excess of the purchase price over the fair value of assets acquired and liabilities assumed resulted in approximately $0.4 billion of goodwill which has been recognized on NEE's condensed consolidated balance sheets, of which $0.1 billion is expected to be deductible for tax purposes. Goodwill associated with the Symmetry acquisition is reflected within NEER and, for impairment testing, is included in the customer supply reporting unit. The goodwill arising from the transaction represents expected benefits of synergies and expansion opportunities for NEE's commercial and industrial gas businesses. The provisional fair value of the acquired net assets, including goodwill, is subject to change as additional information about the assets and liabilities existing as of the acquisition date is obtained during the measurement period.

6.  Related Party Transactions

Through XPLR OpCo, XPLR owns, or has a partial ownership interest in, a portfolio of contracted clean energy assets consisting of wind, solar and battery storage projects. NEE has an approximately 52.4% noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR OpCo, and accounts for its ownership interest in XPLR as an equity method investment. NextEra Energy Resources operates essentially all of the energy projects owned by XPLR and provides services to XPLR under various related party operations and maintenance, development and construction, administrative and management services agreements (service agreements). Under these service agreements, NextEra Energy Resources incurred costs of approximately $76 million and $363 million during the three months ended March 31, 2026 and 2025, respectively, primarily in connection with wind repowering, which have been or will be reimbursed by XPLR. NextEra Energy Resources is also party to a CSCS agreement with a subsidiary of XPLR. Amounts due from XPLR of approximately $559 million and $498 million are included in other receivables and $184 million and $183 million are included in noncurrent other assets as of March 31, 2026 and December 31, 2025, respectively. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.7 billion as of March 31, 2026 primarily related to obligations on behalf of XPLR's subsidiaries with maturity dates ranging from 2026 to 2063, including certain project performance obligations and obligations under financing and interconnection agreements. Payment guarantees and related contracts with respect to unconsolidated

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. As of March 31, 2026, approximately $57 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

During 2026 and 2025, certain services, primarily engineering, construction, transportation, storage and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $279 million and $220 million for the three months ended March 31, 2026 and 2025, respectively.

7.  Variable Interest Entities

NEER – As of March 31, 2026, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Five indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation facilities with generating capacity of approximately 280 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2037 through 2042. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $503 million and $99 million, respectively, as of March 31, 2026, and $506 million and $148 million, respectively, as of December 31, 2025. As of March 31, 2026 and December 31, 2025, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt, respectively.

NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2034 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,285 million and $72 million, respectively, as of March 31, 2026, and $1,301 million and $71 million, respectively, as of December 31, 2025. As of March 31, 2026 and December 31, 2025, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates 33 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with generating/storage capacity of approximately 11,689 MW, 4,810 MW and 2,824 MW, respectively, and own solar generation and battery storage facilities that, upon completion of construction, which is anticipated in 2026, are expected to have generating/storage capacity of approximately 100 MW and 100 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2027 through 2054 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $28,670 million and $988 million, respectively, as of March 31, 2026. There were 34 of these consolidated VIEs as of December 31, 2025 and the assets and liabilities of those VIEs at such date totaled approximately $28,768 million and $1,485 million, respectively. As of March 31, 2026 and December 31, 2025, the assets of these VIEs consisted primarily of property, plant and equipment, and as of December 31, 2025, the liabilities of these VIEs consisted primarily of accounts payable.

Other – As of March 31, 2026 and December 31, 2025, several NEE subsidiaries had investments totaling approximately $6,412 million ($4,895 million at FPL) and $6,592 million ($5,075 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in XPLR OpCo (see Note 6). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $2,401 million and $2,525 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $165 million in several of these entities. See further discussion of such guarantees and commitments in Note 12 – Commitments and – Contracts, respectively.

8.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic cost (income) for the plans are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
	(millions)
Service cost	$19	$17	$—	$—
Interest cost	32	34	2	2
Expected return on plan assets	(106)	(103)	—	—
Net periodic cost (income) at NEE	$(55)	$(52)	$2	$2
Net periodic cost (income) allocated to FPL	$(30)	$(30)	$2	$2

9.  Debt

Significant long-term debt issuances and borrowings during the three months ended March 31, 2026 were as follows:

	Principal Amount	Interest Rate			Maturity Date
	(millions)
NEECH:
Debentures – fixed	$1,300	4.40%	–	5.85%	2031	–	2056
Euro denominated debentures – fixed(a)	$1,549	2.989%	–	3.624%	2030	–	2034
Debentures, related to NEE's equity units	$2,300	4.00%			2031	–	2034
Euro denominated junior subordinated debentures – fixed(a)(b)	$2,067	4.20%	–	4.75%(b)	2056
Junior subordinated debentures – fixed	$600	6.50%			2086
———————————————
(a)Foreign currency swaps have been entered into with respect to these debt issuances. See Note 2.
(b)Two series of junior subordinated debentures were issued in February 2026. One series will initially bear interest at 4.20% until February 26, 2032 and thereafter will bear interest based on an underlying index plus a specified margin, reset every five years; such margin will increase on February 26, 2037 and February 26, 2052. The second series will initially bear interest at 4.75% until February 26, 2036, and thereafter will bear interest at a rate based on an underlying index plus a specified margin, to be reset every five years.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In March 2026, NEE sold $2.3 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 2.5% undivided beneficial ownership interest in a Series P Debenture due February 15, 2031, and, initially, a 2.5% undivided beneficial ownership interest in a Series Q Debenture due February 15, 2034, each issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than February 15, 2029 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments), based on a price per share range described in the following sentence. If purchased on the final settlement date, as of March 31, 2026, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.5435 shares if the applicable market value of a share of NEE common stock is less than or equal to $91.99 (the reference price) to 0.4348 shares if the applicable market value of a share is equal to or greater than $115.00 (the threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending on February 12, 2029. Total annual distributions on the equity units are at the rate of 7.375%, consisting of interest on the debentures (4.000% per year) and payments under the stock purchase contracts (3.375% per year). The interest rate on the debentures is expected to be reset on or after August 15, 2028. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interests in the NEECH debentures that are components of each Corporate Unit are pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

10.  Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended March 31,
	2026	2025
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$2,182	$833
Denominator:
Weighted-average number of common shares outstanding – basic	2,082.5	2,055.5
Equity units, stock options, performance share awards, restricted stock and exchangeable notes(a)	9.9	5.2
Weighted-average number of common shares outstanding – assuming dilution	2,092.4	2,060.7
Earnings per share attributable to NEE:
Basic	$1.05	$0.41
Assuming dilution	$1.04	$0.40
———————————————
(a)Calculated primarily using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options, performance share awards and/or exchangeable notes, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 8.3 million and 72.3 million for the three months ended March 31, 2026 and 2025, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2026
Balances, December 31, 2025	$19	$—	$33	$(72)	$11	$(9)
Other comprehensive loss before reclassifications	—	(17)	—	(8)	—	(25)
Net other comprehensive loss	—	(17)	—	(8)	—	(25)
Balances, March 31, 2026	$19	$(17)	$33	$(80)	$11	$(34)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2025
Balances, December 31, 2024	$23	$(37)		$(19)	$(101)	$8	$(126)
Other comprehensive income before reclassifications	—	9		—	—	—	9
Amounts reclassified from AOCI	—	3	(a)	—	—	—	3
Net other comprehensive income	—	12		—	—	—	12
Balances, March 31, 2025	$23	$(25)		$(19)	$(101)	$8	$(114)
———————————————
(a)Reclassified to losses on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

11.  Summary of Significant Accounting and Reporting Policies

Rate Regulation – In February 2026, the Office of Public Counsel, Floridians Against Increased Rates, Inc. and, as a group, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida (collectively, the non-signatories) filed with the FPSC a joint motion for reconsideration and a joint request for oral argument, and filed notices of appeal with the Florida Supreme Court, in each case challenging the FPSC's final order approving the 2025 rate agreement. In April 2026, the FPSC denied substantially all of the non-signatories' joint motion for reconsideration, granting only a limited correction to expand on the discussion of FPL's performance under the Florida Energy Efficiency and Conservation Act in the final order. The rate case docket will remain open pending resolution of the appeals before the Florida Supreme Court.

The use of a RSM for the three months ended March 31, 2026 is permitted by the 2025 rate agreement, and, for the prior year period the use of reserve amortization was permitted by the 2021 rate agreement. The RSM reserve, which is authorized up to approximately $1.5 billion, after tax, over the term of the 2025 rate agreement, includes ITC amortization for battery storage projects placed in service in 2025, the remaining balance from FPL's previous reserve amortization mechanism as of January 1, 2026 and certain amounts related to deferred tax liabilities. In accordance with the terms of the 2025 rate agreement, RSM amortization is recorded as either an increase or decrease to noncurrent regulatory assets or liabilities, as applicable, on NEE’s and FPL’s condensed consolidated balance sheets. In accordance with the terms of the 2021 rate agreement, reserve amortization was recorded as either an increase or decrease to noncurrent regulatory assets on NEE's and FPL's condensed consolidated balance sheets. FPL files a twelve-month forecast with the FPSC each year which contains a regulatory ROE intended to be earned based on the best information FPL has at that time, assuming normal weather. This forecast establishes a targeted regulatory ROE.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In order to earn a targeted regulatory ROE in each reporting period, subject to conditions of the effective rate agreement, RSM amortization and reserve amortization, as applicable, are calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by the RSM amortization or reserve amortization, as applicable, to earn the targeted regulatory ROE. In certain periods, the RSM amortization or reserve amortization, as applicable, are reversed so as not to exceed the targeted regulatory ROE. During the three months ended March 31, 2026, FPL recorded RSM amortization of approximately $306 million, after tax, which is reflected as a decrease of $150 million in income taxes and a decrease of $209 million in depreciation and amortization expense ($156 million after tax) in NEE and FPL’s condensed consolidated statements of income. During the three months ended March 31, 2025, FPL recorded reserve amortization of approximately $622 million, which is reflected as pre-tax depreciation and amortization expense on NEE and FPL’s condensed consolidated statements of income.

Restricted Cash – As of March 31, 2026 and December 31, 2025, NEE had approximately $477 million ($46 million for FPL) and $194 million ($46 million for FPL), respectively, of restricted cash. Restricted cash accounts are included in current other assets on NEE's and FPL's condensed consolidated balance sheets and primarily relate to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $240 million is netted against derivative liabilities as of March 31, 2026 and $50 million is netted against derivative assets and $81 million is netted against derivative liabilities as of December 31, 2025. See Note 2.

Structured Payables – As of March 31, 2026 and December 31, 2025, NEE's outstanding obligations under its structured payables program were approximately $2.1 billion and $4.2 billion, respectively.

Income Taxes – Clean energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of clean energy tax credits for the three months ended March 31, 2026 and 2025 of approximately $639 million and $105 million, respectively, are reported in the cash received for income taxes – net within the supplemental disclosures of cash flow information on NEE's condensed consolidated statements of cash flows. In connection with entering into the agreements to sell clean energy tax credits, NEECH provides certain indemnifications to the purchasers regarding the existence and qualifications of such credits. NEE has not recorded any material liability related to these indemnifications after considering the nature of the indemnifications and NEE’s experience in generating and utilizing clean energy tax credits. NEE's exposure to refund credits sold generally terminates based on the individual purchaser’s tax return statute of limitations which cannot be estimated.

Noncontrolling Interests – As of March 31, 2026 and December 31, 2025, approximately $10,196 million and $10,654 million, respectively, of noncontrolling interests on NEE's condensed consolidated balance sheets relates to differential membership interests. For the three months ended March 31, 2026 and 2025, NEE recorded earnings of approximately $511 million and $394 million, respectively, associated with differential membership interests, which is reflected as net loss attributable to noncontrolling interests in NEE's condensed consolidated statements of income.

Leases – For the three months ended March 31, 2026 and 2025, operating lease income of approximately $103 million and $60 million, respectively, was recognized as operating revenue in NEE's condensed consolidated statements of income.

Disposal of a Business – In March 2026, a subsidiary of NEET sold an ownership interest, representing an approximately 50% economic interest, as part of a joint venture (transmission joint venture), consisting of a rate-regulated electric transmission asset located in California, for cash proceeds of approximately $287 million, subject to post-closing adjustments. A NEET subsidiary continues to operate the rate-regulated electric transmission asset included in the sale. In connection with the sale and extinguishment of the related debt, a net gain of approximately $133 million ($107 million after tax) was recorded in NEE's condensed consolidated statements of income for the three months ended March 31, 2026. Approximately $253 million is included in gains on disposal of businesses/assets – net, offset by $120 million recorded as interest expense. Total assets of approximately $831 million, primarily property, plant and equipment and total liabilities of approximately $512 million, primarily long-term debt, were removed from NEE's balance sheet as a result of the transaction. NEE's remaining interest, an approximately 50% economic interest, in the transmission joint venture is a noncontrolling interest based on the governance structure of the joint venture and is reflected as an equity method investment of approximately $287 million at March 31, 2026. The fair value of NEE's retained interest was calculated based on significant estimates and assumptions, including Level 3 (unobservable) inputs. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Property, Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(millions)
Electric plant in service and other property	$172,762	$170,129	$96,744	$94,837
Nuclear fuel	2,166	2,026	1,310	1,201
Construction work in progress	28,845	24,556	8,493	7,673
Property, plant and equipment, gross	203,773	196,711	106,547	103,711
Accumulated depreciation and amortization	(41,412)	(40,514)	(22,429)	(21,956)
Property, plant and equipment – net	$162,361	$156,197	$84,118	$81,755

During the three months ended March 31, 2026 and 2025, FPL recorded AFUDC of approximately $65 million and $48 million, respectively, including AFUDC – equity of $50 million and $37 million, respectively. During the three months ended March 31, 2026 and 2025, NEER capitalized interest on construction projects of approximately $186 million and $139 million, respectively.

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

As of March 31, 2026, estimated capital expenditures, on an accrual basis, for the remainder of 2026 through 2030 were as follows:

	Remainder of 2026	2027	2028	2029	2030	Total
	(millions)
FPL:
Generation:(a)
New(b)	$3,075	$4,330	$4,010	$4,820	$4,225	$20,460
Existing	730	1,360	1,300	1,300	1,350	6,040
Transmission and distribution(c)	3,320	4,910	4,775	5,900	6,720	25,625
Nuclear fuel	155	345	415	380	410	1,705
General and other	750	755	740	665	620	3,530
Total	$8,030	$11,700	$11,240	$13,065	$13,325	$57,360
NEER:(d)
Wind(e)	$1,980	$1,545	$1,520	$170	$105	$5,320
Solar(f)	7,380	6,090	1,610	—	25	15,105
Other clean energy(g)	2,680	3,130	570	10	—	6,390
Nuclear, including nuclear fuel	620	1,065	825	485	445	3,440
Regulated electric and gas transmission	645	1,085	790	635	765	3,920
Other	520	350	310	335	370	1,885
Total	$13,825	$13,265	$5,625	$1,635	$1,710	$36,060
———————————————
(a)Includes AFUDC of approximately $160 million, $265 million, $245 million, $275 million and $235 million for the remainder of 2026 through 2030, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $65 million, $95 million, $105 million, $165 million and $160 million for the remainder of 2026 through 2030, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 3,717 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 13,650 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects totaling approximately 4,846 MW and related transmission, as well as renewable fuels projects.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In addition to guarantees noted in Note 6 with regards to XPLR, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $915 million as of March 31, 2026. These obligations primarily relate to guaranteeing the obligations under equity capital contribution and purchased power agreements (PPAs) and the residual value of a financing lease. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries is the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2042.

As of March 31, 2026, NEER has entered into contracts primarily for the purchase of wind turbines, wind towers, solar modules, batteries and transmission equipment and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel with expiration dates through 2033. Approximately $10.3 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2055.

The required capacity and/or minimum payments under contracts, including those discussed above, as of March 31, 2026 were estimated as follows:

	Remainder of 2026	2027	2028	2029	2030	Thereafter
	(millions)
FPL(a)	$935	$1,185	$1,150	$1,135	$1,060	$6,470
NEER(b)(c)	$7,485	$2,645	$615	$230	$155	$485
———————————————
(a)Includes approximately $325 million, $430 million, $430 million, $425 million, $425 million and $4,540 million for the remainder of 2026 through 2030 and thereafter, respectively, of firm commitments related to natural gas transportation agreements with affiliates. The charges associated with these agreements are recoverable through the fuel clause. For the three months ended March 31, 2026 and 2025, the charges associated with these agreements totaled approximately $100 million and $100 million, respectively.
(b)Includes approximately $150 million of commitments to invest in technology and other investments through 2032. See Note 7 – Other.
(c)Includes approximately $1,560 million and $470 million for the remainder of 2026 and 2027, respectively, of joint obligations of NEECH and NEER.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $183 million ($115 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NextEra Energy Resources and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit 2, which approximates $3 million, $3 million and $4 million, plus any applicable taxes, respectively.

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

Legal Proceedings – NEE, FPL, and certain current and former executives, are the named defendants in a purported shareholder securities class action lawsuit filed in the U.S. District Court for the Southern District of Florida in June 2023 and amended in December 2023 (2023 securities class action lawsuit) that seeks from the defendants unspecified damages allegedly resulting from alleged false or misleading statements regarding NEE's alleged campaign finance and other political activities. The alleged class of plaintiffs are all persons or entities who purchased or otherwise acquired NEE securities between December 2, 2021 and January 30, 2023. In September 2024, the class action lawsuit was dismissed with prejudice by the U.S. District Court for the Southern District of Florida. Following appeal, in November 2025, a panel of the U.S. Court of Appeals for the 11th Circuit reversed the dismissal and remanded the lawsuit for further proceedings. In March 2026, the named defendants and lead plaintiffs entered into a settlement term sheet that sets forth the material terms and conditions for the resolution of the 2023 securities class action lawsuit. Under the terms of the proposed settlement, NEE would pay an aggregate of $150 million to settle all claims asserted in the 2023 securities class action lawsuit, inclusive of plaintiffs’ counsel’s fees and costs of administering the settlement. NEE’s payment would be covered by insurance. Both the settlement amount and the offsetting expected insurance recovery amount are reflected on the condensed consolidated balance sheet as of March 31, 2026.

Pursuant to the settlement term sheet, the parties have agreed to negotiate and execute a final settlement agreement consistent with the term sheet and complete confirmatory discovery within 60 days after the term sheet date. In March 2026, the parties notified the court that they had reached an agreement in principle to settle the 2023 securities class action lawsuit and requested that the court stay further proceedings, which stay was subsequently granted. The settlement agreement would, upon final court approval, fully resolve the 2023 securities class action lawsuit. The notice indicated that the plaintiffs expect to file a motion requesting the court to preliminarily approve the settlement agreement by no later than June 15, 2026. There can be no assurance as to the ultimate outcome of the 2023 securities class action lawsuit, including no assurance that any settlement agreement will be given final approval by the court. If the settlement cannot be finalized by the parties or a settlement agreement is not given final approval by the court, the defendants plan to continue to defend the securities class action lawsuit vigorously.

NEE, along with certain current and former executives and directors are the named defendants in purported shareholder derivative actions filed in the 15th Judicial Circuit in Palm Beach County, Florida in July 2023, March 2024 and May 2025, and in the U.S. District Court for the Southern District of Florida in October 2023, November 2023 (which the plaintiff voluntarily dismissed), July 2024 and April 2026, seeking unspecified damages allegedly resulting from, among other things, breaches of fiduciary duties and, in the cases filed in the U.S. District Court for the Southern District of Florida, violations of the federal securities laws, all purporting to relate to alleged campaign finance law violations and associated matters. The defendants are vigorously defending against the claims in these proceedings. NEE also has received demand letters and books and records requests from counsel representing other purported shareholders and containing similar allegations. These demands seek, among other things, a Board of Directors investigation of, and/or documentation regarding, these allegations. These derivative cases, demands and requests remain stayed, except for the April 2026 complaint for which a stay will be sought, pending the settlement of the securities class action lawsuit described above.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
XPLR, NEE and certain NEE executives who also serve or served as directors or officers of XPLR are the named defendants in a purported federal securities class action lawsuit filed in the U.S. District Court for the Southern District of California (Southern District of California) in July 2025 that seeks unspecified damages alleging that the defendants made false and misleading statements regarding XPLR's business model, XPLR distributions, and its arrangements relating to noncontrolling Class B members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries are or were a party. The alleged class includes all persons or entities other than the defendants and certain affiliated parties of the defendants as named in the lawsuit who purchased or otherwise acquired XPLR securities between September 27, 2023 and January 27, 2025. In January 2026, the plaintiffs filed an amended complaint expanding the putative class period to include all persons or entities other than the defendants and certain affiliated parties of the defendants as named in the lawsuit who purchased or otherwise acquired XPLR securities beginning on May 8, 2023. In March 2026, the defendants filed a motion to dismiss the complaint. The defendants are vigorously defending against the claims in this proceeding.

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

Net income attributable to NEE and significant expenses for NEE's reportable segments and the FPL reportable segment are shown below.

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	FPL	NEER		Total	FPL	NEER		Total
	(millions)
Operating revenues	$4,271	$2,311		$6,582	$3,997	$2,163		$6,160
Corporate and Other				119				87
Total consolidated revenues				$6,701				$6,247

Less:
Fuel, purchased power and interchange	992	337			936	229
Other operations and maintenance	379	870			379	659
Depreciation and amortization	665	691			408	671
Taxes other than income taxes and other – net	506	120			475	119
Interest expense	338	501	(a)		317	548	(a)
Income tax expense (benefit)(b)	(18)	(347)			215	(515)

Other segment items(c)	53	880			49	(280)
Net income attributable to NEE for reportable segments	1,462	1,019		$2,481	1,316	172		$1,488

Reconciliation of segment profit/(loss)
Corporate and Other				(299)				(655)
Net income attributable to NEE	$1,462	$1,019		$2,182	$1,316	$172		$833
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
(c)Other segment items for each reportable segment include:
FPL – Allowance for equity funds used during construction and other – net
NEER – Gains on disposal of businesses/assets – net, equity in earnings (losses) of equity method investees, allowance for equity funds used during construction, losses on disposal of investments and other property – net, change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net, other – net and net loss attributable to noncontrolling interests

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)
NEE's and FPL's additional segment information is as follows:

	FPL	NEER	Total Reportable Segments	Corporate and Other	Total Consolidated
	(millions)
Three Months Ended March 31, 2026
Equity in earnings of equity method investees	$—	$170	$170	$1	$171
Net loss attributable to noncontrolling interests	$—	$494	$494	$—	$494
Capital expenditures, independent power and other investments and nuclear fuel purchases	$3,162	$7,896	$11,058	$4	$11,062

March 31, 2026
Property, plant and equipment – net	$84,118	$78,086	$162,204	$157	$162,361
Total assets	$108,645	$108,896	$217,541	$3,883	$221,424
Investment in equity method investees	$—	$5,969	$5,969	$20	$5,989

	FPL	NEER	Total Reportable Segments	Corporate and Other	Total Consolidated
	(millions)
Three Months Ended March 31, 2025
Equity in losses of equity method investees	$—	$(646)	$(646)	$—	$(646)
Net loss attributable to noncontrolling interests	$—	$369	$369	$—	$369
Capital expenditures, independent power and other investments and nuclear fuel purchases	$2,392	$5,543	$7,935	$7	$7,942

December 31, 2025
Property, plant and equipment – net	$81,755	$74,287	$156,042	$155	$156,197
Total assets	$105,158	$103,528	$208,686	$4,035	$212,721
Investment in equity method investees	$—	$5,509	$5,509	$19	$5,528

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal businesses, FPL, which serves more than six million customer accounts in Florida and is the largest electric utility in the U.S., and NEER, which together with affiliated entities is one of the largest energy infrastructure developers in the U.S. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER. Corporate and Other is primarily comprised of the operating results of other business activities, as well as other income and expense items, including interest expense, and eliminating entries, and may include the net effect of rounding. See Note 13 for additional segment information. The following discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2025 Form 10‑K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
	(millions)
FPL	$1,462	$1,316	$0.70	$0.64
NEER(a)	1,019	172	0.49	0.08
Corporate and Other	(299)	(655)	(0.15)	(0.32)
NEE	$2,182	$833	$1.04	$0.40
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended March 31,
	2026	2025
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$(44)	$(514)
XPLR investment gains, net – NEER(b)	$(6)	$(642)
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net – NEER	$(43)	$(49)
———————————————
(a)    For the three months ended March 31, 2026 and 2025, approximately $30 million of gains and $45 million of losses, respectively, are included in NEER's net income; the remaining balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)    The three months ended March 31, 2025 includes an impairment charge related to the investment in XPLR. See Note 3 – Nonrecurring Fair Value Measurements.

NEE segregates into two categories unrealized mark-to-market gains and losses and timing impacts related to derivative transactions. The first category, referred to as non-qualifying hedges, represents certain energy derivative, interest rate derivative and foreign currency transactions entered into as economic hedges, which do not meet the requirements for hedge accounting, or for which hedge accounting treatment is not elected or has been discontinued. Changes in the fair value of those transactions are marked to market and reported in the condensed consolidated statements of income, resulting in earnings volatility because the economic offset to certain of the positions are generally not marked to market. As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions. For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE's management views results expressed excluding the impact of the non-qualifying hedges as a meaningful measure of current period performance. The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities. At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or base rates. See Note 2.

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE increased by $1,349 million for the three months ended March 31, 2026 reflecting higher results at FPL, NEER and Corporate and Other.

FPL's increase in net income for the three months ended March 31, 2026 was primarily driven by continued investments in plant in service and other property.

NEER's results increased for the three months ended March 31, 2026 primarily reflecting the absence of an impairment charge related to the investment in XPLR recorded in 2025, gains on the 2026 sale of ownership interests in a transmission asset and higher earnings from new investments, partly offset by lower earnings from the customer supply business.

Corporate and Other's results increased for the three months ended March 31, 2026 primarily due to favorable non-qualifying hedge activity compared to 2025.

NEE's effective income tax rates for the three months ended March 31, 2026 and 2025 were approximately (41)% and 914%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

A number of legislative, executive and administrative activities occurred in 2025 and 2026 that affect NEE and FPL including 1) the enactment of the One Big Beautiful Bill Act (OBBBA) which, among other things, modified tax legislation affecting clean energy tax credits, 2) the issuance of a number of federal executive orders and presidential actions, 3) the imposition of tariffs on a variety of imports and 4) the issuance of guidance by various federal agencies. A number of similar activities remain pending or are in various phases of implementation, such as certain Treasury Department rulemaking authorized by the OBBBA, trade investigations that may lead to additional tariffs or place limitations on imports of certain materials, ordered reviews of, or process or policy changes with respect to, federal permitting and approvals for wind and solar projects and proposals by regional transmission operators regarding the process for interconnecting new generation projects to certain regional transmission grids that have been approved by FERC. There has been no material impact on NEE's or FPL's operations or financial performance as a result of these developments and NEE believes that its current pipeline of wind and solar facilities to be placed in service through 2030 will qualify for clean energy tax credits. NEE will assess any further developments for potential impacts in future periods.

FPL: Results of Operations

FPL's net income increased $146 million for the three months ended March 31, 2026. Investments in plant in service and other property grew FPL's average rate base by approximately $6.3 billion for the three months ended March 31, 2026 when compared to the same period in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of a RSM for the three months ended March 31, 2026 is permitted by the 2025 rate agreement, and, for the prior year period, the use of reserve amortization was permitted by the 2021 rate agreement. The RSM reserve, which is authorized up to approximately $1.5 billion, after tax, over the term of the 2025 rate agreement, includes ITC amortization for battery storage projects placed in service in 2025, the remaining balance from FPL's previous reserve amortization mechanism as of January 1, 2026 and certain amounts related to deferred tax liabilities.

In order to earn a targeted regulatory ROE in each reporting period, subject to conditions of the effective rate agreement, RSM amortization and reserve amortization, as applicable, are calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by the RSM amortization or reserve amortization, as applicable, to earn the targeted regulatory ROE. In certain periods, the RSM amortization or reserve amortization, as applicable, are reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the RSM amortization and reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC – equity and revenue and costs not recoverable from retail customers.

During the three months ended March 31, 2026, FPL recorded RSM amortization of approximately $306 million, after tax, reflecting ITC and reserve amortization in accordance with the 2025 rate agreement. During the three months ended March 31, 2025, FPL recorded reserve amortization of approximately $622 million, pre-tax. See Depreciation and Amortization Expense and Income Taxes below. FPL earned a regulatory ROE of approximately 11.70% and 11.60% on its retail rate base, based on a trailing thirteen-month average retail rate base as of March 31, 2026 and March 31, 2025, respectively.

FPL completed a twelve-month storm restoration charge that began in January 2025 for eligible storm restoration costs of approximately $1.2 billion, primarily related to surcharges for Hurricanes Debby, Helene and Milton which impacted FPL's service area in 2024.

In February 2026, the non‑signatories challenged the FPSC’s final order approving the 2025 rate agreement through a motion for reconsideration with the FPSC and appeals with the Florida Supreme Court. In April 2026, the FPSC denied substantially all of the motion for reconsideration, and the matter remains pending before the Florida Supreme Court. See Note 11 – Rate Regulation.

Operating Revenues
During the three months ended March 31, 2026, operating revenues increased $274 million.

Retail base revenues increased by approximately $284 million reflecting additional revenues of approximately $200 million related to new retail base rates under the 2025 rate agreement. Retail base revenues during the three months ended March 31, 2026 were also impacted by an increase of 1.7% in the average usage per retail customer driven by favorable weather as well as an increase of 1.6% in the number of average customers when compared to the prior year period.

The increase in operating revenues for the three months ended March 31, 2026 also reflects increases in fuel revenues of approximately $70 million, other base revenues of $64 million and storm protection plan cost recovery clause revenues of $62 million. The increase in operating revenues for the three months ended March 31, 2026 was partly offset by a decrease in storm cost recovery revenues of approximately $247 million primarily associated with the completion of surcharges for Hurricanes Debby, Helene and Milton, as discussed above.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $257 million during the three months ended March 31, 2026 primarily reflecting the impact of lower RSM amortization (reserve amortization in 2025) as well as higher plant in service balances. During the three months ended March 31, 2026 and 2025, FPL recorded pre-tax RSM amortization (reserve amortization in 2025) of approximately $209 million and $622 million, respectively. For the three months ended March 31, 2026, in order to achieve the targeted regulatory ROE, the use of RSM amortization is permitted by the 2025 rate agreement, and in the prior-year period, the use of reserve amortization was permitted by the 2021 rate agreement. See Note 11 – Rate Regulation.

The increase in depreciation and amortization expense is partly offset by approximately $248 million of lower amortization of deferred storm costs primarily associated with the completion of the surcharges related to Hurricanes Debby, Helene and Milton, as discussed above.

Income Taxes
During the three months ended March 31, 2026, FPL’s income taxes decreased $233 million primarily related to approximately $150 million of ITC amortization, utilized as part of the RSM, as well as higher clean energy tax credits as compared to the prior year period. As of March 31, 2026, approximately $1.225 billion, after tax, of total RSM reserve remains available under the 2025 rate agreement. See Note 11 – Rate Regulation and Note 4.

NEER: Results of Operations

NEER’s results increased $847 million for the three months ended March 31, 2026. The primary drivers, on an after-tax basis, of the changes are in the following table.

Increase (Decrease) From Prior Year Period
Three Months Ended March 31, 2026
(millions)
New investments(a)	$92
Existing clean energy(a)	20
Customer supply(b)	(76)
NEET	102
Other, including financing costs, corporate general and administrative expenses, asset recycling, state taxes and other investment income	(8)
Change in non-qualifying hedge activity(c)	75
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	6
XPLR investment gains, net(c)	636
Change in NEER's results	$847
———————————————
(a)    Reflects after-tax project contributions, including the net effect of deferred income taxes and other benefits associated with clean energy tax credits for wind, solar and battery storage projects, as applicable, but excludes allocation of financing costs and corporate general and administrative expenses, except for an allocated credit support charge related to guarantees issued to conduct business activities. Results from projects and regulated gas transmission assets are included in new investments during the first twelve months of operation or ownership. Project results, including repowered wind projects, and regulated gas transmission assets results are included in existing clean energy beginning with the thirteenth month of operation or ownership.
(b)    Excludes allocation of financing costs and corporate general and administrative expenses, except for an allocated credit support charge related to guarantees issued to conduct business activities and includes natural gas, natural gas liquids and oil production results.
(c)    See Overview – Adjusted Earnings for additional information.

NEET
Results from the NEET business increased for the three months ended March 31, 2026 primarily reflecting a gain related to the sale of ownership interests in a transmission asset. See Note 11 – Disposal of a Business.

New Investments
Results from new investments for the three months ended March 31, 2026 increased primarily due to higher earnings related to new wind and solar generation and battery storage facilities that entered service during or after the three months ended March 31, 2025.

Customer Supply
Results from the customer supply business decreased for the three months ended March 31, 2026 primarily reflecting lower contributions from natural gas and oil production assets than in the comparable prior year period.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2026 increased $148 million primarily due to:
•revenues from new investments of approximately $181 million; and
•revenues of $129 million from higher generation at other peak generation facilities, driven by favorable weather;
partly offset by,
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $11 million of gains for the three months ended March 31, 2026 compared to $188 million of gains for the comparable period in 2025).

Operating Expenses – net
Operating expenses – net for the three months ended March 31, 2026 increased $340 million primarily due to increases of $211 million in O&M expense and $108 million in fuel, purchased power and interchange expense. The increase was primarily associated with growth across the NEER businesses.

Gains on Disposal of Businesses/Assets – net
Gains on disposal of businesses/assets – net for the three months ended March 31, 2026 increased $223 million primarily as a result of the sale of ownership interests in a transmission asset. See Note 11 – Disposal of a Business.

Interest Expense
NEER’s interest expense for the three months ended March 31, 2026 decreased $47 million primarily reflecting approximately $199 million of favorable impacts related to changes in the fair value of interest rate derivative instruments, partly offset by a loss on extinguishment of debt as a result of the sale of ownership interests in a transmission asset (see Note 11 – Disposal of a Business) as well as higher average debt balances.

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $170 million of equity in earnings of equity method investees for the three months ended March 31, 2026, compared to $646 million of equity in losses of equity method investees for the three months ended March 31, 2025. The change for the three months ended March 31, 2026 primarily reflects the absence of an impairment charge related to the investment in XPLR recorded in 2025 of approximately $0.7 billion ($0.5 billion after tax) (see Note 3 – Nonrecurring Fair Value Measurements).

Income Taxes
PTCs from wind and solar projects and ITCs from solar, battery storage and certain wind projects are included in NEER’s earnings. PTCs are recognized as wind and solar energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. NEER's effective income tax rate is primarily based on the composition of pretax income (loss) in the period presented. See Note 4.

Net Loss Attributable to Noncontrolling Interests
The change in net loss attributable to noncontrolling interests primarily reflects higher earnings associated with existing differential membership interest investors, as well as an increase in additional differential membership interests. See Note 11 – Noncontrolling Interests.

Symmetry Acquisition
On January 9, 2026, a wholly owned subsidiary of NextEra Energy Resources acquired a commercial and industrial natural gas business. See Note 5 – Symmetry Acquisition.

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

Corporate and Other's results increased $356 million during the three months ended March 31, 2026 primarily due to favorable after-tax impacts of approximately $395 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures (see Note 12 – Commitments), investments in or acquisitions of assets and businesses (see Note 5), payment of maturing debt and related derivative obligations (see Note 9 and Note 2) and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt (see Note 9) and, from time to time, equity securities, proceeds from differential membership investors, sales of clean energy tax credits (see Note 11 – Income Taxes) and sales of ownership interests in assets/businesses (see Note 11 – Disposal of a Business), consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE's sources and uses of cash for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(millions)
Sources of cash:
Cash flows from operating activities	$2,614	$2,769
Issuances of long-term debt, including premiums and discounts	8,307	9,840
Sale of independent power and other investments of NEER	340	238
Issuances of common stock/equity units	23	11
Net increase in commercial paper and other short-term debt	4,055	335
Other sources – net	45	15
Total sources of cash	15,384	13,208
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(11,062)	(7,942)
Retirements of long-term debt	(3,100)	(2,852)
Repayments of cash swept to related parties – net	(2)	(45)
Dividends on common stock	(1,300)	(1,166)
Other uses – net	(448)	(55)
Total uses of cash	(15,912)	(12,060)
Effects of currency translation on cash, cash equivalents and restricted cash	(3)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(531)	$1,148

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2026 through 2030.

The following table provides a summary of capital investments for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(millions)
FPL:
Generation:
New	$1,218	$590
Existing	451	297
Transmission and distribution	1,218	1,053
Nuclear fuel	116	51
General and other	194	158
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	(35)	243
Total	3,162	2,392
NEER:
Wind	1,797	1,676
Solar (includes solar plus battery storage projects)	3,729	2,349
Other clean energy	872	1,074
Nuclear (includes nuclear fuel)	131	139
Customer supply – natural gas and oil production	21	94
Regulated electric and gas transmission	209	120
Other	1,137	91
Total	7,896	5,543
Corporate and Other	4	7
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$11,062	$7,942

Liquidity

As of March 31, 2026, NEE's total net available liquidity was approximately $14.8 billion. The table below provides the components of FPL's and NEECH's net available liquidity as of March 31, 2026.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$4,500	$10,500	$15,000	2028 – 2031	2027 – 2031
Issued letters of credit	—	(457)	(457)
	4,500	10,043	14,543

Bilateral revolving credit facilities(b)	1,080	3,650	4,730	2026 – 2028	2026 – 2029
Borrowings	—	(850)	(850)
	1,080	2,800	3,880

Letter of credit facilities(c)	—	4,904	4,904		2027 – 2029
Issued letters of credit	—	(4,467)	(4,467)
	—	437	437

Subtotal	5,580	13,280	18,860

Cash and cash equivalents	70	1,924	1,994
Commercial paper and other short-term borrowings outstanding(d)	(2,439)	(3,529)	(5,968)
Cash swept from unconsolidated entities	—	(117)	(117)
Net available liquidity	$3,211	$11,558	$14,769
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $1,450 million ($450 million for FPL and $1,000 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,566 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $1,973 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. As of March 31, 2026, approximately $3,250 million of NEECH's syndicated revolving credit facilities expire over the next 12 months.
(b)    Only available for the funding of loans. As of March 31, 2026, approximately $555 million of FPL's and $2,300 million of NEECH's bilateral revolving credit facilities expire over the next 12 months.
(c)    Only available for the issuance of letters of credit. As of March 31, 2026, approximately $79 million of the letter of credit facilities expire over the next 12 months.
(d)    Excludes short-term borrowings under NEECH's bilateral revolving credit facilities of $650 million, which are included in borrowings above.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 6 and Note 12 – Commitments regarding guarantees of obligations on behalf of unconsolidated entities. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. As of March 31, 2026, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, as of March 31, 2026, NEE subsidiaries had approximately $7.4 billion in guarantees related to obligations under PPAs and acquisition agreements, interconnection agreements, nuclear-related activities, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 12 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. As of March 31, 2026, these guarantees totaled approximately $3.2 billion and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. As of March 31, 2026, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices as of March 31, 2026) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $1.6 billion.

As of March 31, 2026, subsidiaries of NEE also had approximately $8.1 billion of standby letters of credit and approximately $1.6 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Three Months Ended March 31, 2026			Year Ended December 31, 2025
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$—	$2,440	$6,701	$(8)	$9,191	$27,412
Operating income (loss)	$(105)	$557	$2,208	$(378)	$1,765	$8,280
Net income (loss)	$(340)	$213	$1,688	$(1,279)	$335	$5,332
Net income (loss) attributable to NEE/NEECH	$(340)	$707	$2,182	$(1,279)	$1,838	$6,835

	March 31, 2026			December 31, 2025
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$1,225	$9,507	$13,858	$1,530	$9,422	$13,584
Total noncurrent assets	$2,449	$103,795	$207,566	$2,546	$98,902	$199,137
Total current liabilities	$6,944	$18,324	$25,573	$3,887	$17,135	$22,817
Total noncurrent liabilities	$50,812	$78,072	$129,219	$44,680	$73,236	$123,425
Noncontrolling interests	$—	$11,410	$11,410	$—	$11,871	$11,871

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that NEE believes are both most important to the portrayal of its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the critical accounting estimates may result in materially different amounts being reported under different conditions or using different assumptions. NEE’s significant accounting policies, including those requiring critical accounting estimates, were reported in NEE’s 2025 Form 10-K. There have been no material changes regarding these significant accounting policies, including critical accounting estimates.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2026 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL	NEE Total
	(millions)
Three Months Ended March 31, 2026
Fair value of contracts outstanding as of December 31, 2025	$1,333	$(1,204)	$24	$153
Reclassification to realized at settlement of contracts	(88)	194	(57)	49
Value of contracts acquired	2	126	—	128
Net option premium purchases (issuances)	2	9	—	11
Changes in fair value excluding reclassification to realized	141	(203)	12	(50)
Fair value of contracts outstanding as of March 31, 2026	1,390	(1,078)	(21)	291
Net margin cash collateral paid (received)				166
Total mark-to-market energy contract net assets (liabilities) as of March 31, 2026	$1,390	$(1,078)	$(21)	$457

NEE's total mark-to-market energy contract net assets (liabilities) as of March 31, 2026 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2026
(millions)
Current derivative assets	$1,190
Noncurrent derivative assets	1,678
Current derivative liabilities	(900)
Noncurrent derivative liabilities	(1,511)
NEE's total mark-to-market energy contract net assets	$457

The sources of fair value estimates and maturity of energy contract derivative instruments as of March 31, 2026 were as follows:

	Maturity
	2026	2027	2028	2029	2030	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(162)	$(49)	$(17)	$(33)	$15	$(6)	$(252)
Significant other observable inputs	402	299	115	56	6	78	956
Significant unobservable inputs	209	34	46	52	71	274	686
Total	449	284	144	75	92	346	1,390
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(76)	(67)	(24)	13	8	2	(144)
Significant other observable inputs	(237)	(276)	(150)	(124)	(41)	(363)	(1,191)
Significant unobservable inputs	86	(19)	(6)	21	20	155	257
Total	(227)	(362)	(180)	(90)	(13)	(206)	(1,078)
Owned Assets – FPL
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	1	(2)	—	—	—	—	(1)
Significant unobservable inputs	(19)	(1)	—	—	—	—	(20)
Total	(18)	(3)	—	—	—	—	(21)
Total sources of fair value	$204	$(81)	$(36)	$(15)	$79	$140	$291

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2025 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL	NEE Total
	(millions)
Three Months Ended March 31, 2025
Fair value of contracts outstanding as of December 31, 2024	$1,344	$(1,524)	$38	$(142)
Reclassification to realized at settlement of contracts	(329)	195	(8)	(142)
Value of contracts acquired	1	—	—	1
Net option premium purchases (issuances)	11	2	—	13
Changes in fair value excluding reclassification to realized	261	(107)	32	186
Fair value of contracts outstanding as of March 31, 2025	1,288	(1,434)	62	(84)
Net margin cash collateral paid (received)				(299)
Total mark-to-market energy contract net assets (liabilities) as of March 31, 2025	$1,288	$(1,434)	$62	$(383)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)		Non-Qualifying Hedges and FPL Hedges(b)		Total
	FPL	NEE	FPL	NEE	FPL	NEE
	(millions)
December 31, 2025	$—	$14	$9	$92	$9	$83
March 31, 2026	$—	$6	$8	$58	$8	$55
Average for the three months ended March 31, 2026	$—	$4	$7	$77	$7	$76
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $4 million and $5 million as of March 31, 2026 and December 31, 2025, respectively.
(b)    Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market. The VaR figures for the non-qualifying hedges and FPL hedges do not represent the economic exposure to commodity price movements.

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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Special use funds	$2,342	$2,342	$2,453	$2,453
Other investments, primarily debt securities	$2,182	$2,182	$2,280	$2,280
Long-term debt, including current portion	$97,785	$93,722	$93,056	$91,614
Interest rate contracts – net unrealized losses	$(96)	$(96)	$(252)	$(252)
FPL:
Special use funds	$1,795	$1,795	$1,885	$1,885
Long-term debt, including current portion	$28,545	$26,769	$28,682	$27,354
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

As of March 31, 2026, NEE had interest rate contracts with a net notional amount of approximately $54.1 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE's net liabilities would increase by approximately $5,119 million ($1,344 million for FPL) as of March 31, 2026.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $6,856 million and $7,007 million ($4,748 million and $4,840 million for FPL) as of March 31, 2026 and December 31, 2025, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. As of March 31, 2026, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $632 million ($429 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income. See Note 3.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of March 31, 2026, NEE's credit risk exposure associated with its energy marketing and trading operations, taking into account collateral and contractual netting rights, totaled approximately $3.2 billion ($117 million for FPL), of which approximately 84% (99% for FPL) was with companies that have investment grade credit ratings. See Note 2.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2026.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2025 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2025 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described in the 2025 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2026 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/26 – 1/31/26	—	$—	—	180,000,000
2/1/26 – 2/28/26	400,555	$93.80	—	180,000,000
3/1/26 – 3/31/26	837	$92.53	—	180,000,000
Total	401,392	$93.80	—
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

Item 5. Other Information

(c)    Rule 10b5-1 trading arrangements adopted during the three months ended March 31, 2026 were as follows:

•On January 27, 2026, Charles E. Sieving, Executive Vice President, Chief Legal, Environmental and Federal Regulatory Affairs Officer of NEE, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 132,184 shares of NEE's common stock until December 31, 2026.
•On January 28, 2026, John W. Ketchum, Chairman, President and Chief Executive Officer of NEE and Chairman of FPL, adopted a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 88,605 shares of NEE's common stock until February 17, 2027.
•On January 29, 2026, Armando Pimentel, Jr., President and Chief Executive Officer of FPL, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 157,464 shares of NEE's common stock until January 29, 2027.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL

*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 5, 2026 creating the 4.40% Debentures, Series due March 1, 2031 (filed as Exhibit 4(vv) to Form 10-K for the year ended December 31, 2025, File No. 1-8841)
x
*4(b)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 5, 2026 creating the 5.85% Debentures, Series due March 1, 2056 (filed as Exhibit 4(ww) to Form 10-K for the year ended December 31, 2025, File No. 1-8841)
x
*4(c)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 10, 2026 creating the 2.989% Debentures, Series due February 10, 2030 (filed as Exhibit 4(xx) to Form 10-K for the year ended December 31, 2025, File No. 1-8841)
x
*4(d)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated February 10, 2026 creating the 3.624% Debentures, Series due February 10, 2034 (filed as Exhibit 4(yy) to Form 10-K for the year ended December 31, 2025, File No. 1-8841)
x
4(e)	Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated February 26, 2026 creating the Series X Junior Subordinated Debentures due February 26, 2056	x
4(f)	Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated February 26, 2026 creating the Series Y Junior Subordinated Debentures due February 26, 2056	x
4(g)	Purchase Contract Agreement, dated as of February 1, 2026, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent	x
4(h)
Pledge Agreement, dated as of February 1, 2026, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent
x
4(i)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 3, 2026, creating the Series P Debentures due February 15, 2031	x
4(j)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 3, 2026, creating the Series Q Debentures due February 15, 2034	x
4(k)	Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated March 20, 2026 creating the Series Z Junior Subordinated Debentures due April 15, 2086	x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
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

Date: April 23, 2026

NEXTERA ENERGY, INC. (Registrant)

WILLIAM J. GOUGH
William J. Gough Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

AMIN A. MOHOMED
Amin A. Mohomed Vice President, FPL Accounting and Controller (Principal Accounting Officer)