Form 10-Q
period 2026-06-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2026-07-24
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at June 30, 2026: 2,085,803,189

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at June 30, 2026, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
2021 rate agreement	December 2021 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding
2025 Form 10-K	NextEra Energy, Inc.'s and Florida Power & Light Company's Annual Report on Form 10-K for the year ended December 31, 2025
2025 rate agreement	December 2025 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding
AFUDC	allowance for funds used during construction
AFUDC – equity	equity component of AFUDC
AOCI	accumulated other comprehensive income (loss)
clean energy tax credits	production tax credits and investment tax credits
CSCS agreement	amended and restated cash sweep and credit support agreement
Dominion Energy, Inc.	Dominion Energy
Duane Arnold	Duane Arnold Energy Center
FERC	U.S. Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	an operating segment comprised of NextEra Energy Resources and NEET
NEET	NextEra Energy Transmission, LLC
NextEra Energy Resources	NextEra Energy Resources, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment or other than temporarily impaired
PTC	production tax credit
regulatory ROE	return on common equity as determined for regulatory purposes
RSM	rate stabilization mechanism
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America
VIE	variable interest entity
XPLR	XPLR Infrastructure, LP (formerly known as NextEra Energy Partners, LP)
XPLR OpCo	XPLR Infrastructure Operating Partners, LP (formerly known as NextEra Energy Operating Partners, LP), a subsidiary of XPLR

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

NEE also faces risks related to the pending merger with Dominion Energy, including, but not limited to: restrictions on NEE's operations during the pendency of the merger; the risk that any governmental or regulatory approval, consent or authorization that may be required for the proposed transactions is not obtained, is delayed or is obtained subject to conditions that are not anticipated or that cause the termination of the merger agreement and abandonment of the transactions; the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement by either party; the risk that certain provisions in the merger agreement or the pendency of the transactions may impact either party’s ability to pursue certain business opportunities or strategic transactions; the risk that NEE may not realize the anticipated benefits of the proposed transactions or successfully integrate the two companies; the anticipated impact of the proposed transactions on the combined company’s business and future financial and operating results; and the anticipated closing date for the proposed transactions.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in the 2025 Form 10-K and in the "Risk Factors" section of the joint proxy statement/prospectus of the Registration Statement on Form S-4 (File No. 333-297351) filed with the SEC on July 9, 2026 relating to the proposed merger with Dominion Energy, and investors should refer to those sections of the 2025 Form 10-K and the Registration Statement on Form S-4. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING REVENUES	$7,534	$6,700	$14,235	$12,947
OPERATING EXPENSES
Fuel, purchased power and interchange	1,374	1,184	2,703	2,348
Other operations and maintenance	1,459	1,220	2,881	2,393
Merger-related expenses	32	—	32	—
Depreciation and amortization	1,757	1,773	3,128	2,868
Taxes other than income taxes and other – net	667	630	1,295	1,225
Total operating expenses – net	5,289	4,807	10,039	8,834
GAINS (LOSSES) ON DISPOSAL OF BUSINESSES/ASSETS – NET	(7)	18	250	54
OPERATING INCOME	2,238	1,911	4,446	4,167
OTHER INCOME (DEDUCTIONS)
Interest expense	(487)	(1,060)	(1,774)	(2,834)
Equity in earnings (losses) of equity method investees	333	177	504	(469)
Allowance for equity funds used during construction	59	44	112	82
Gains on disposal of investments and other property – net	103	103	103	101
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net	190	70	130	2
Other net periodic benefit income	23	67	94	134
Other – net	79	71	121	144
Total other income (deductions) – net	300	(528)	(710)	(2,840)
INCOME BEFORE INCOME TAXES	2,538	1,383	3,736	1,327
INCOME TAX BENEFIT	(84)	(256)	(573)	(777)
NET INCOME	2,622	1,639	4,309	2,104
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	522	389	1,017	758
NET INCOME ATTRIBUTABLE TO NEE	$3,144	$2,028	$5,326	$2,862
Earnings per share attributable to NEE:
Basic	$1.51	$0.99	$2.56	$1.39
Assuming dilution	$1.50	$0.98	$2.54	$1.39

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET INCOME	$2,622	$1,639	$4,309	$2,104
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from AOCI to net income (net of $0 tax benefit, $0 tax benefit, $0 tax benefit and $0 tax benefit, respectively)	1	1	1	1
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $2 tax benefit, $3 tax expense, $7 tax benefit and $6 tax expense, respectively)	(5)	9	(23)	18
Reclassification from AOCI to net income (net of $1 tax benefit, $0 tax benefit, $1 tax benefit and $1 tax benefit, respectively)	2	1	3	4
Net unrealized gains (losses) on foreign currency translation	(12)	33	(20)	33
Total other comprehensive income (loss), net of tax	(14)	44	(39)	56
COMPREHENSIVE INCOME	2,608	1,683	4,270	2,160
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	522	389	1,017	758
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$3,130	$2,072	$5,287	$2,918

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,866	$2,812
Customer receivables, net of allowances of $88 and $82, respectively	4,708	4,018
Other receivables	2,181	1,733
Materials, supplies and fuel inventory	2,616	2,420
Regulatory assets	349	433
Derivatives	1,352	997
Other	1,395	1,171
Total current assets	15,467	13,584
Other assets:
Property, plant and equipment – net ($28,745 and $28,988 related to VIEs, respectively)	170,452	156,197
Special use funds	11,678	10,954
Investment in equity method investees	5,971	5,528
Prepaid benefit costs	2,902	2,868
Regulatory assets	7,336	5,639
Derivatives	2,045	1,998
Goodwill	5,152	4,849
Other	11,804	11,104
Total other assets	217,340	199,137
TOTAL ASSETS	$232,807	$212,721
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Commercial paper	$1,736	$1,955
Other short-term debt	4,258	608
Current portion of long-term debt ($6 and $9 related to VIEs, respectively)	5,413	3,500
Accounts payable ($24 and $502 related to VIEs, respectively)	6,558	7,583
Customer deposits	1,181	709
Accrued interest and taxes	1,851	1,185
Derivatives	1,034	1,113
Accrued construction-related expenditures	3,348	2,966
Regulatory liabilities	398	356
Other	3,197	2,842
Total current liabilities	28,974	22,817
Other liabilities and deferred credits:
Long-term debt ($142 and $190 related to VIEs, respectively)	98,790	89,556
Asset retirement obligations	3,794	3,669
Deferred income taxes	13,365	12,359
Regulatory liabilities	13,118	11,474
Derivatives	1,732	2,148
Other	4,875	4,219
Total other liabilities and deferred credits	135,674	123,425
TOTAL LIABILITIES	164,648	146,242
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	64	—
EQUITY
Common stock ($0.01 par value, authorized shares – 3,200; outstanding shares – 2,086 and 2,083, respectively)	21	21
Additional paid-in capital	19,325	19,494
Retained earnings	37,828	35,102
Accumulated other comprehensive loss	(48)	(9)
Total common shareholders' equity	57,126	54,608
Noncontrolling interests ($10,784 and $11,711 related to VIEs, respectively)	10,969	11,871
TOTAL EQUITY	68,095	66,479
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$232,807	$212,721

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,309	$2,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,128	2,868
Nuclear fuel and other amortization	210	165
Unrealized losses (gains) on marked to market derivative contracts – net	(672)	1,003
Foreign currency transaction losses (gains)	(285)	56
Deferred income taxes	619	(512)
Cost recovery clauses and franchise fees	(7)	(159)
Equity in losses (earnings) of equity method investees	(504)	469
Distributions of earnings from equity method investees	213	181
Gains on disposal of businesses, assets and investments – net	(353)	(155)
Recoverable storm-related costs	(19)	(346)
Other – net	262	230
Changes in operating assets and liabilities:
Current assets	(858)	(501)
Noncurrent assets	(222)	(183)
Current liabilities	1,223	521
Noncurrent liabilities	232	217
Net cash provided by operating activities	7,276	5,958
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(5,780)	(4,285)
Independent power and other investments of NEER	(13,338)	(9,056)
Nuclear fuel purchases	(263)	(279)
Other capital expenditures	(8)	(6)
Sale of independent power and other investments of NEER	448	309
Proceeds from sale or maturity of securities in special use funds and other investments	3,252	2,810
Purchases of securities in special use funds and other investments	(3,482)	(3,060)
Other – net	58	22
Net cash used in investing activities	(19,113)	(13,545)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	15,566	12,996
Retirements of long-term debt	(4,032)	(5,160)
Net change in commercial paper	(219)	2,357
Proceeds from other short-term debt	3,650	1,400
Repayments of other short-term debt	—	(850)
Cash swept from (repayments to) related parties – net	13	(129)
Issuances of common stock/equity units	31	22
Dividends on common stock	(2,599)	(2,332)
Other – net	(353)	(144)
Net cash provided by financing activities	12,057	8,160
Effects of currency translation on cash, cash equivalents and restricted cash	(4)	7
Net increase in cash, cash equivalents and restricted cash	216	580
Cash, cash equivalents and restricted cash at beginning of period	3,006	1,402
Cash, cash equivalents and restricted cash at end of period	$3,222	$1,982
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,980	$1,502
Cash received for income taxes – net	$(1,188)	$(353)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$7,080	$3,545

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions, except per share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Three Months Ended June 30, 2026	Shares	Aggregate Par Value
Balances, March 31, 2026	2,085	$21	$19,251	$(34)	$35,984	$55,222	$11,410	$66,632	$—
Net income (loss)	—	—	—	—	3,144	3,144	(522)		—
Share-based payment activity	1	—	73	—	—	73	—		—
Dividends on common stock(a)	—	—	—	—	(1,300)	(1,300)	—		—
Other comprehensive loss	—	—	—	(14)	—	(14)	—		—
Other differential membership interests activity	—	—	(1)	—	—	(1)	78		—
Other – net	—	—	2	—	—	2	3		64
Balances, June 30, 2026	2,086	$21	$19,325	$(48)	$37,828	$57,126	$10,969	$68,095	$64
———————————————
(a)Dividends per share were $0.6232 for the three months ended June 30, 2026.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Six Months Ended June 30, 2026	Shares	Aggregate Par Value
Balances, December 31, 2025	2,083	$21	$19,494	$(9)	$35,102	$54,608	$11,871	$66,479	$—
Net income (loss)	—	—	—	—	5,326	5,326	(1,017)		—
Issuances of common stock/equity units – net	—	—	(236)	—	—	(236)	—		—
Share-based payment activity	3	—	97	—	—	97	—		—
Dividends on common stock(a)	—	—	—	—	(2,599)	(2,599)	—		—
Other comprehensive loss	—	—	—	(39)	—	(39)	—		—
Other differential membership interests activity	—	—	(20)	—	—	(20)	130		—
Other – net	—	—	(10)	—	(1)	(11)	(15)		64
Balances, June 30, 2026	2,086	$21	$19,325	$(48)	$37,828	$57,126	$10,969	$68,095	$64
———————————————
(a)Dividends per share were $0.6232 for each of the quarterly periods in 2026.

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
_______________________
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
_______________________
(a)Dividends per share were $0.5665 for each of the quarterly periods in 2025.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING REVENUES	$4,896	$4,708	$9,167	$8,705
OPERATING EXPENSES
Fuel, purchased power and interchange	1,079	946	2,071	1,881
Other operations and maintenance	424	442	803	822
Depreciation and amortization	1,029	1,080	1,694	1,488
Taxes other than income taxes and other – net	542	523	1,047	998
Total operating expenses – net	3,074	2,991	5,615	5,189
OPERATING INCOME	1,822	1,717	3,552	3,516
OTHER INCOME (DEDUCTIONS)
Interest expense	(349)	(326)	(687)	(644)
Allowance for equity funds used during construction	58	40	108	77
Other – net	2	8	4	21
Total other income (deductions) – net	(289)	(278)	(575)	(546)
INCOME BEFORE INCOME TAXES	1,533	1,439	2,977	2,970
INCOME TAXES	121	164	103	379
NET INCOME(a)	$1,412	$1,275	$2,874	$2,591
_______________________
(a)FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$89	$42
Customer receivables, net of allowances of $24 and $25, respectively	2,016	1,667
Other receivables	381	413
Materials, supplies and fuel inventory	1,419	1,373
Regulatory assets	324	401
Other	269	255
Total current assets	4,498	4,151
Other assets:
Electric utility plant and other property – net	85,930	81,755
Special use funds	8,150	7,684
Prepaid benefit costs	2,104	2,072
Regulatory assets	7,154	5,405
Goodwill	2,965	2,965
Other	861	1,126
Total other assets	107,164	101,007
TOTAL ASSETS	$111,662	$105,158
LIABILITIES AND EQUITY
Current liabilities:
Commercial paper	$86	$1,130
Current portion of long-term debt	328	641
Accounts payable	1,150	1,084
Customer deposits	1,137	685
Accrued interest and taxes	1,131	470
Accrued construction-related expenditures	851	1,153
Regulatory liabilities	381	344
Other	652	687
Total current liabilities	5,716	6,194
Other liabilities and deferred credits:
Long-term debt	30,188	28,041
Asset retirement obligations	2,210	2,158
Deferred income taxes	10,461	10,156
Regulatory liabilities	12,951	11,280
Other	376	343
Total other liabilities and deferred credits	56,186	51,978
TOTAL LIABILITIES	61,902	58,172
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	1,373	1,373
Additional paid-in capital	26,866	26,866
Retained earnings	21,521	18,747
TOTAL EQUITY	49,760	46,986
TOTAL LIABILITIES AND EQUITY	$111,662	$105,158

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,874	$2,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,694	1,488
Nuclear fuel and other amortization	80	74
Deferred income taxes	20	141
Cost recovery clauses and franchise fees	(7)	(159)
Recoverable storm-related costs	(19)	(346)
Other – net	20	16
Changes in operating assets and liabilities:
Current assets	(342)	(461)
Noncurrent assets	(85)	(83)
Current liabilities	1,144	587
Noncurrent liabilities	9	(7)
Net cash provided by operating activities	5,388	3,841
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,780)	(4,285)
Nuclear fuel purchases	(152)	(98)
Proceeds from sale or maturity of securities in special use funds	1,955	1,720
Purchases of securities in special use funds	(2,082)	(1,810)
Other – net	39	35
Net cash used in investing activities	(6,020)	(4,438)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt, including premiums and discounts	2,502	1,996
Retirements of long-term debt	(648)	(1,122)
Net change in commercial paper	(1,044)	(103)
Dividends to NEE	(100)	(100)
Other – net	(35)	(36)
Net cash provided by financing activities	675	635
Net increase in cash, cash equivalents and restricted cash	43	38
Cash, cash equivalents and restricted cash at beginning of period	88	133
Cash, cash equivalents and restricted cash at end of period	$131	$171
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$631	$606
Cash paid (received) for income taxes – net	$(68)	$115
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,231	$960

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)
(unaudited)

Three Months Ended June 30, 2026	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, March 31, 2026	$1,373	$26,867	$20,109	$48,349
Net income	—	—	1,412
Other	—	(1)	—
Balances, June 30, 2026	$1,373	$26,866	$21,521	$49,760

Six Months Ended June 30, 2026	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2025	$1,373	$26,866	$18,747	$46,986
Net income	—	—	2,874
Dividends to NEE	—	—	(100)
Balances, June 30, 2026	$1,373	$26,866	$21,521	$49,760

Three Months Ended June 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, March 31, 2025	$1,373	$26,868	$16,051	$44,292
Net income	—	—	1,275
Other	—	(1)	1
Balances, June 30, 2025	$1,373	$26,867	$17,327	$45,567

Six Months Ended June 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2024	$1,373	$26,868	$14,835	$43,076
Net income	—	—	2,591
Dividends to NEE	—	—	(100)
Other	—	(1)	1
Balances, June 30, 2025	$1,373	$26,867	$17,327	$45,567

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

1.  Revenue from Contracts with Customers

FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as derivative (see Note 2) and lease transactions at NEER. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. NEE’s revenue from contracts with customers was approximately $6.7 billion ($4.9 billion at FPL) and $6.4 billion ($4.7 billion at FPL) for the three months ended June 30, 2026 and 2025, respectively, and $12.8 billion ($9.2 billion at FPL) and $12.3 billion ($8.7 billion at FPL) for the six months ended June 30, 2026 and 2025, respectively. NEE's and FPL's receivables are primarily associated with revenues earned from contracts with customers, as well as derivative and lease transactions at NEER, and consist of both billed and unbilled amounts, which are recorded in customer receivables and other receivables on NEE's and FPL's condensed consolidated balance sheets. Receivables represent unconditional rights to consideration and reflect the differences in timing of revenue recognition and cash collections. For substantially all of NEE's and FPL's receivables, regardless of the type of revenue transaction from which the receivable originated, customer and counterparty credit risk is managed in the same manner and the terms and conditions of payment are similar.

FPL – FPL’s revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for approximately 90% of FPL’s operating revenues, the majority of which are to residential customers. FPL's retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. The billed and unbilled amounts represent the value of electricity delivered to the customer. As of June 30, 2026 and December 31, 2025, FPL's unbilled revenues amounted to approximately $872 million and $705 million, respectively, and are included in customer receivables on NEE's and FPL's condensed consolidated balance sheets. Certain contracts with customers contain a fixed price with maturity dates through 2054. As of June 30, 2026, FPL expects to record approximately $1,230 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts. Certain of these contracts also contain a variable price component for energy usage which FPL recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.
NEER – NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts as well as an accrual for amounts earned but not yet billed. The amounts billed and accrued represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2026 to 2056, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price which primarily relate to electric capacity sales through 2038, certain power purchase agreements with maturity dates through 2034 and certain natural gas transportation and storage capacity management agreements with maturity dates through 2031. As of June 30, 2026, NEER expects to record approximately $630 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity and services are provided. The power purchase agreements also contain a variable price component for energy usage which NEER recognizes as revenue as the energy is delivered based on rates stipulated in the respective contracts.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings (losses) of equity method investees in NEE's condensed consolidated statements of income. As of June 30, 2026, NEE's AOCI included immaterial amounts related to discontinued interest rate cash flow hedges with expiration dates through October 2033 and foreign currency cash flow hedges with expiration dates through September 2030.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The tables below present NEE's and FPL's gross derivative positions as of June 30, 2026 and December 31, 2025, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral, as well as the location of the net derivative position on the condensed consolidated balance sheets.

	June 30, 2026
	Level 1	Level 2	Level 3	Netting(a)	Total
	(millions)
Assets:
NEE:
Commodity contracts	$3,583	$2,972	$1,933	$(5,472)	$3,016
Interest rate contracts	$—	$491	$3	$(124)	370
Foreign currency contracts	$—	$32	$—	$(21)	11
Total derivative assets					$3,397

FPL – commodity contracts	$—	$5	$28	$(4)	$29

Liabilities:
NEE:
Commodity contracts	$3,854	$2,952	$1,178	$(5,534)	$2,450
Interest rate contracts	$—	$215	$—	$(124)	91
Foreign currency contracts	$—	$246	$—	$(21)	225
Total derivative liabilities					$2,766

FPL – commodity contracts	$—	$45	$29	$(4)	$70

Net fair value by NEE balance sheet line item:
Current derivative assets(b)					$1,352
Noncurrent derivative assets(c)					2,045
Total derivative assets					$3,397
Current derivative liabilities(d)					$1,034
Noncurrent derivative liabilities(e)					1,732
Total derivative liabilities					$2,766

Net fair value by FPL balance sheet line item:
Current other assets					$28
Noncurrent other assets					1
Total derivative assets					$29
Current other liabilities					$34
Noncurrent other liabilities					36
Total derivative liabilities					$70
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
(b)Reflects the netting of approximately $39 million in margin cash collateral received from counterparties.
(c)Reflects the netting of approximately $104 million in margin cash collateral received from counterparties.
(d)Reflects the netting of approximately $197 million in margin cash collateral paid to counterparties.
(e)Reflects the netting of approximately $8 million in margin cash collateral paid to counterparties.

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

As of June 30, 2026 and December 31, 2025, NEE had approximately $99 million ($9 million at FPL) and $94 million ($5 million at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, as of June 30, 2026 and December 31, 2025, NEE had approximately $211 million (none at FPL) and $70 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy as of June 30, 2026 are as follows:

	Fair Value as of		Valuation	Significant				Weighted-
Transaction Type	June 30, 2026		Technique(s)	Unobservable Inputs	Range			average(a)
	Assets	Liabilities
	(millions)
Forward contracts – power	$474	$328	Discounted cash flow	Forward price (per MWh)	$—	—	$172	$54
Forward contracts – gas	630	161	Discounted cash flow	Forward price (per MMBtu)	$—	—	$19	$3
Forward contracts – congestion	69	53	Discounted cash flow	Forward price (per MWh)	$(62)	—	$26	$—
Options – power	24	—	Option models	Implied correlations	69%	—	73%	71%
				Implied volatilities	35%	—	325%	92%
Options – primarily gas	58	66	Option models	Implied correlations	69%	—	100%	97%
				Implied volatilities	16%	—	82%	43%
Full requirements and unit contingent contracts	187	316	Discounted cash flow	Forward price (per MWh)	$16	—	$324	$94
				Customer migration rate(b)	—%	—	12%	1%
Forward contracts – other	491	254
Total	$1,933	$1,178
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The reconciliation of changes in the fair value of commodity contract derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2026		2025
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs as of March 31 of prior period	$923	$(20)	$517	$58
Realized and unrealized gains (losses):
Included in operating revenues	170	—	257	—
Included in regulatory assets and liabilities	20	20	(114)	(114)
Purchases	61	—	34	—
Settlements	(363)	(1)	(119)	20
Issuances	(31)	—	(20)	—
Transfers in(a)	(22)	—	1	—
Transfers out(a)	(3)	—	1	—
Fair value of net derivatives based on significant unobservable inputs as of June 30	$755	$(1)	$557	$(36)
Gains included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$111	$—	$183	$—
———————————————
(a)Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.

	Six Months Ended June 30,
	2026		2025
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs as of December 31 of prior period	$682	$32	$387	$34
Realized and unrealized gains (losses):
Included in operating revenues	(87)	—	366	—
Included in regulatory assets and liabilities	17	17	(85)	(85)
Purchases	325	—	72	—
Settlements	(74)	(50)	(130)	15
Issuances	(91)	—	(36)	—
Transfers in(a)	(21)	—	(16)	—
Transfers out(a)	4	—	(1)	—
Fair value of net derivatives based on significant unobservable inputs as of June 30	$755	$(1)	$557	$(36)
Gains included in operating revenues attributable to the change in unrealized gains (losses) relating to derivatives held at the reporting date	$64	$—	$309	$—
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Income Statement Impact of Derivative Instruments – Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(millions)
Commodity contracts(a) – operating revenues (including $214 unrealized gains, $76 unrealized losses, $284 unrealized gains and $64 unrealized losses, respectively)	$340	$(64)	$279	$91
Foreign currency contracts – interest expense (including $98 unrealized gains, $27 unrealized gains, $134 unrealized losses and $24 unrealized gains, respectively)	69	21	(181)	16
Interest rate contracts – interest expense (including $375 unrealized gains, $10 unrealized gains, $522 unrealized gains and $963 unrealized losses, respectively)	424	(26)	445	(802)
Gains (losses) reclassified from AOCI to interest expense:
Interest rate contracts	1	—	1	1
Foreign currency contracts	(1)	(1)	(1)	(1)
Total	$833	$(70)	$543	$(695)
———————————————
(a)For the three and six months ended June 30, 2026, FPL recorded losses of approximately $18 million and $6 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets. For the three and six months ended June 30, 2025, FPL recorded losses of approximately $137 million and $105 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

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

	June 30, 2026				December 31, 2025
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(243)	MWh	—		(249)	MWh	—
Natural gas	(1,371)	MMBtu	372	MMBtu	(1,087)	MMBtu	378	MMBtu
Oil	(35)	barrels	—		3	barrels	—

As of June 30, 2026 and December 31, 2025, NEE had interest rate contracts with a net notional amount of approximately $55.1 billion and $47.3 billion, respectively, and foreign currency contracts with a notional amount of approximately $9.6 billion and $6.0 billion, respectively.

Credit-Risk-Related Contingent Features – Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. As of June 30, 2026 and December 31, 2025, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $4.2 billion ($35 million for FPL) and $4.0 billion ($38 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a three-level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $700 million ($65 million at FPL) as of June 30, 2026 and $650 million ($30 million at FPL) as of December 31, 2025. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $3.3 billion ($160 million at FPL) as of June 30, 2026 and $3.2 billion ($65 million at FPL) as of December 31, 2025. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $1.7 billion ($555 million at FPL) as of June 30, 2026 and $1.7 billion ($95 million at FPL) as of December 31, 2025.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Collateral related to derivatives, including amounts posted for margin, current exposures and future performance with exchanges and independent system operators, may be posted in the form of cash or credit support in the normal course of business. As of June 30, 2026 and December 31, 2025, applicable NEE subsidiaries have posted approximately $307 million (none at FPL) and $98 million (none at FPL), respectively, in cash, and $1,578 million (none at FPL) and $1,560 million (none at FPL), respectively, in the form of letters of credit and surety bonds, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Fair Value Measurement Alternative – NEE holds investments in equity securities without readily determinable fair values, which are initially recorded at cost, of approximately $796 million and $647 million as of June 30, 2026 and December 31, 2025, respectively, and are included in noncurrent other assets on NEE's condensed consolidated balance sheets. Adjustments to carrying values are recorded as a result of observable price changes in transactions for identical or similar investments of the same issuer.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recurring Non-Derivative Fair Value Measurements – NEE's and FPL's financial assets and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2026
	Level 1	Level 2		Level 3	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(a)
NEE – equity securities	$1,415	$—		$—	$1,415
FPL – equity securities	$39	$—		$—	$39
Special use funds:(b)
NEE:
Equity securities	$3,255	$4,229	(c)	$225	$7,709
U.S. Government and municipal bonds	$790	$31		$—	$821
Corporate debt securities	$5	$714		$—	$719
Asset-backed securities	$—	$872		$—	$872
Other debt securities	$1	$22		$—	$23
FPL:
Equity securities	$1,271	$3,855	(c)	$200	$5,326
U.S. Government and municipal bonds	$640	$24		$—	$664
Corporate debt securities	$5	$526		$—	$531
Asset-backed securities	$—	$672		$—	$672
Other debt securities	$1	$16		$—	$17
Other investments:(d)
NEE:
Equity securities	$54	$—		$60	$114
U.S. Government and municipal bonds	$15	$—		$—	$15
Corporate debt securities	$—	$1,343		$4	$1,347
Other debt securities	$—	$395		$68	$463
FPL:
Equity securities	$6	$—		$—	$6

———————————————
(a)Includes restricted cash equivalents of approximately $38 million ($37 million for FPL) in current other assets on the condensed consolidated balance sheets.
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

Fair Value of Financial Instruments Recorded at Other than Fair Value – The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2026			December 31, 2025
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$1,534	$1,535		$1,494	$1,495
Other receivables, net of allowances(b)	$460	$460		$535	$535
Long-term debt, including current portion	$104,203	$101,870	(c)	$93,056	$91,614	(c)
FPL:
Special use funds(a)	$940	$940		$959	$960
Long-term debt, including current portion	$30,516	$28,681	(c)	$28,682	$27,354	(c)
———————————————
(a)Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis (Level 2).
(b)Approximately $316 million and $340 million is included in current other assets and $144 million and $195 million is included in noncurrent other assets on NEE's condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively (primarily Level 3).
(c)As of June 30, 2026 and December 31, 2025, substantially all is Level 2 for NEE and FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Special Use Funds and Other Investments Carried at Fair Value – The special use funds noted above and those carried at fair value (see Recurring Non-Derivative Fair Value Measurements above) consist primarily of NEE's nuclear decommissioning fund assets of approximately $11,677 million ($8,149 million for FPL) and $10,953 million ($7,683 million for FPL) as of June 30, 2026 and December 31, 2025, respectively. The investments held in the special use funds and other investments consist of equity and available for sale debt securities which are primarily carried at estimated fair value. The amortized cost of debt securities is approximately $4,277 million ($1,928 million for FPL) and $4,181 million ($1,881 million for FPL) as of June 30, 2026 and December 31, 2025, respectively. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity as of June 30, 2026 of approximately eight years at NEE and nine years at FPL. Other investments primarily consist of debt securities with a weighted-average maturity as of June 30, 2026 of approximately ten years. The cost of securities sold is determined using the specific identification method.

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

Unrealized gains recognized on equity securities held as of June 30, 2026 and 2025 are as follows:

	NEE				FPL
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(millions)
Unrealized gains	$906	$539	$648	$297	$630	$374	$434	$202

Realized gains and losses and proceeds from the sale or maturity of available for sale debt securities are as follows:

	NEE				FPL
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(millions)
Realized gains	$12	$17	$30	$31	$10	$15	$25	$27
Realized losses	$20	$22	$32	$40	$16	$18	$24	$31
Proceeds from sale or maturity of securities	$803	$921	$1,836	$1,690	$554	$706	$1,180	$1,241

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(millions)
Unrealized gains	$25	$62	$14	$34
Unrealized losses(a)	$98	$68	$59	$37
Fair value	$2,481	$1,344	$1,165	$709
———————————————
(a)    Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months as of June 30, 2026 and December 31, 2025 were not material to NEE or FPL.

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

4.  Income Taxes

NEE's effective income tax rate is based on the composition of pretax income or loss. A reconciliation of the income tax expense (benefit) and effective income tax rates based on the statutory U.S. federal income tax rate is as follows:

	NEE
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(millions, except for percentages)
Income taxes at U.S. statutory rate of 21%	$533	21.0%	$290	21.0%	$785	21.0%	$279	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	118	4.7	47	3.4	90	2.4	64	4.8
Nontaxable or nondeductible items:
Taxes attributable to noncontrolling interests	109	4.3	82	5.9	213	5.7	159	12.0
Amortization of deferred regulatory credit	(13)	(0.5)	(40)	(2.9)	(37)	(1.0)	(84)	(6.3)
Other – net	(10)	(0.4)	—	—	(26)	(0.7)	(19)	(1.4)
Clean energy tax credits(a)	(827)	(32.6)	(650)	(47.0)	(1,618)	(43.3)	(1,189)	(89.6)
Valuation adjustments	36	1.4	28	2.0	64	1.7	50	3.8
Other adjustments – net	(30)	(1.2)	(13)	(0.9)	(44)	(1.1)	(37)	(2.9)
Income tax benefit and effective tax rate	$(84)	(3.3)%	$(256)	(18.5)%	$(573)	(15.3)%	$(777)	(58.6)%
______________________
(a)For the six months ended June 30, 2026, includes the impact from ITC amortization utilized as part of FPL's RSM. See Note 11 – Rate Regulation.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	FPL
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(millions, except for percentages)
Income taxes at U.S. statutory rate of 21%	$322	21.0%	$302	21.0%	$625	21.0%	$624	21.0%
Increases (reductions) resulting from:
State income taxes – net of federal income tax benefit	66	4.3	62	4.3	128	4.3	128	4.3
Clean energy tax credits(a)	(254)	(16.6)	(155)	(10.8)	(622)	(20.9)	(279)	(9.4)
Amortization of deferred regulatory credit	(13)	(0.8)	(40)	(2.8)	(25)	(0.8)	(83)	(2.8)
Other adjustments – net	—	—	(5)	(0.3)	(3)	(0.1)	(11)	(0.3)
Income tax expense and effective tax rate	$121	7.9%	$164	11.4%	$103	3.5%	$379	12.8%
______________________
(a)For the six months ended June 30, 2026, includes the impact from ITC amortization utilized as part of the RSM. See Note 11 – Rate Regulation.

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

5.  Business Combinations

Symmetry Acquisition – On January 9, 2026, a wholly owned subsidiary of NextEra Energy Resources acquired 100% of the equity interests of Symmetry Energy Solutions, LLC, a commercial and industrial natural gas business, from Energy Capital Partners, LLC (Symmetry acquisition). The acquired business provides natural gas supply, storage and asset management solutions to a broad range of end users nationwide. Symmetry Energy Solutions supplies natural gas in the U.S. to approximately 5,500 commercial and industrial customers in 34 states. The purchase price included approximately $0.8 billion in cash consideration as well as working capital and other adjustments of $0.3 billion (subject to certain post-closing adjustments).

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

Caliber Acquisition – On June 30, 2026, a 95% owned subsidiary of NextEra Energy Resources acquired 100% of the equity interests of CRP XII Intermediate, LLC which owns Caliber Resource Partners, LLC (Caliber acquisition), an energy investment firm. The acquired business owns non-operating interests in more than 7,500 producing wells as well as additional drilling locations across multiple U.S. shale basins, supporting NEE's natural gas-related activities. The base purchase price of $1.3 billion included approximately $1.0 billion in cash consideration from NEE and noncontrolling interest owners and the assumption of existing debt of $0.3 billion (subject to certain post-closing adjustments).

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value. NEE recorded identifiable assets of approximately $1.4 billion, primarily relating to property, plant and equipment – net, and liabilities of approximately $0.4 billion primarily relating to long-term debt. The provisional fair value of the acquired net assets is subject to change as additional information about the assets and liabilities existing as of the acquisition date is obtained during the measurement period.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Proposed Business Combination – On May 15, 2026, NEE and Dominion Energy entered into an Agreement and Plan of Merger (the merger agreement) with certain NEE subsidiaries. Pursuant to the terms and conditions of the merger agreement, the transaction would occur through two successive mergers (the mergers) and Dominion Energy would become a wholly-owned subsidiary of NEE. At closing, each outstanding share of Dominion Energy common stock, other than shares to be cancelled as described in the merger agreement, will be converted into the right to receive (i) a pro rata share of an aggregate amount equal to $360 million in cash, without interest, and (ii) 0.8138 shares of NEE common stock. In addition, NEE and Dominion Energy have proposed $2.25 billion in bill credits for Dominion Energy's utility customers in Virginia, North Carolina and South Carolina spread over two years post-close. NEE and Dominion Energy are working to complete the transaction in the second half of 2027. However, completion of the mergers and the actual closing date depend upon the satisfaction of a number of conditions, including certain approvals by Dominion Energy shareholders and NEE shareholders. The proposed business combination is also subject to the receipt of required regulatory approvals, including approvals by the FERC, the NRC, and the utility commissions in Virginia, North Carolina and South Carolina as well as clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The merger agreement contains certain termination rights and provides that, upon termination of the merger agreement under specified circumstances, NEE would be required to pay to Dominion Energy a termination fee of $4.8 billion or $6.5 billion, depending on the circumstances of the termination, while under other circumstances, Dominion Energy would be required to pay NEE a termination fee of approximately $2.2 billion.

6.  Related Party Transactions

Through XPLR OpCo, XPLR owns, or has a partial ownership interest in, a portfolio of contracted clean energy assets consisting of wind, solar and battery storage projects. NEE has an approximately 52.4% noncontrolling interest in XPLR, primarily through its limited partner interest in XPLR OpCo, and accounts for its ownership interest in XPLR as an equity method investment. NextEra Energy Resources operates essentially all of the energy projects owned by XPLR and provides services to XPLR under various related party operations and maintenance, development and construction, administrative and management services agreements (service agreements). Under these service agreements, NextEra Energy Resources incurred costs of approximately $35 million and $214 million during the three months ended June 30, 2026 and 2025, respectively, and $111 million and $577 million during the six months ended June 30, 2026 and 2025, respectively, primarily in connection with wind repowering, which have been or will be reimbursed by XPLR. NextEra Energy Resources is also party to a CSCS agreement with a subsidiary of XPLR. Amounts due from XPLR of approximately $427 million and $498 million are included in other receivables and $171 million and $183 million are included in noncurrent other assets as of June 30, 2026 and December 31, 2025, respectively. NEECH or NextEra Energy Resources guaranteed or provided indemnifications, letters of credit or surety bonds totaling approximately $1.8 billion as of June 30, 2026 primarily related to obligations on behalf of XPLR's subsidiaries with maturity dates ranging from 2026 to 2063, including certain project performance obligations and obligations under financing and interconnection agreements. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheets at fair value. As of June 30, 2026, approximately $58 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet.

During 2026 and 2025, certain services, primarily engineering, construction, transportation, storage and maintenance services, were provided to subsidiaries of NEE by related parties that NEE accounts for under the equity method of accounting. Charges for these services amounted to approximately $297 million and $234 million for the three months ended June 30, 2026 and 2025, respectively, and $576 million and $454 million for the six months ended June 30, 2026 and 2025, respectively.

7.  Variable Interest Entities

NEER – As of June 30, 2026, NEE consolidates a number of VIEs within the NEER segment. Subsidiaries within the NEER segment are considered the primary beneficiary of these VIEs since they control the most significant activities of these VIEs, including operations and maintenance, and they have the obligation to absorb expected losses of these VIEs.

Five indirect subsidiaries of NextEra Energy Resources have an ownership interest ranging from approximately 50% to 67% in entities which own and operate solar generation facilities with generating capacity of approximately 280 MW. Each of the subsidiaries is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NextEra Energy Resources. These entities sell their electric output to third parties under power sales contracts with expiration dates ranging from 2037 through 2042. These entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs were approximately $505 million and $99 million, respectively, as of June 30, 2026, and $506 million and $148 million, respectively, as of December 31, 2025. As of June 30, 2026 and December 31, 2025, the assets and liabilities of these VIEs consisted primarily of property, plant and equipment and long-term debt, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NextEra Energy Resources consolidates a VIE which has a 10% direct ownership interest in wind and solar generation facilities which have the capability of producing approximately 400 MW and 599 MW, respectively. These entities sell their electric output under power sales contracts to third parties with expiration dates ranging from 2034 through 2040. These entities are also considered a VIE because the holders of differential membership interests in these entities do not have substantive rights over the significant activities of these entities. The assets and liabilities of the VIE were approximately $1,281 million and $75 million, respectively, as of June 30, 2026, and $1,301 million and $71 million, respectively, as of December 31, 2025. As of June 30, 2026 and December 31, 2025, the assets of this VIE consisted primarily of property, plant and equipment.

NextEra Energy Resources consolidates 33 VIEs that primarily relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind generation, solar generation and battery storage facilities with generating/storage capacity of approximately 11,689 MW, 4,910 MW and 2,924 MW, respectively. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2027 through 2054 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. NextEra Energy Resources has financing obligations with respect to these entities, including third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NextEra Energy Resources' ownership interest in these entities. The debt holders have no recourse to the general credit of NextEra Energy Resources for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $28,634 million and $924 million, respectively, as of June 30, 2026. There were 34 of these consolidated VIEs as of December 31, 2025 and the assets and liabilities of those VIEs at such date totaled approximately $28,768 million and $1,485 million, respectively. As of June 30, 2026 and December 31, 2025, the assets of these VIEs consisted primarily of property, plant and equipment, and as of December 31, 2025, the liabilities of these VIEs consisted primarily of accounts payable.

Other – As of June 30, 2026 and December 31, 2025, several NEE subsidiaries had investments totaling approximately $7,140 million ($5,399 million at FPL) and $6,592 million ($5,075 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and asset-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiaries and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method, including NEE's noncontrolling interest in XPLR OpCo (see Note 6). These entities are limited partnerships or similar entity structures in which the limited partners or non-managing members do not have substantive rights over the significant activities of these entities, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $2,500 million and $2,525 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, subsidiaries of NEE had guarantees related to certain obligations of one of these entities, as well as commitments to invest an additional approximately $225 million in several of these entities. See further discussion of such guarantees and commitments in Note 12 – Commitments and – Contracts, respectively.

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

The components of net periodic cost (income) for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(millions)
Service cost	$19	$17	$1	$1	$38	$34	$1	$1
Interest cost	32	34	2	2	64	68	4	4
Expected return on plan assets	(105)	(104)	—	—	(211)	(207)	—	—
Special termination benefit(a)	75	—	—	—	75	—	—	—
Net periodic cost (income) at NEE	$21	$(53)	$3	$3	$(34)	$(105)	$5	$5
Net periodic cost (income) allocated to FPL	$(3)	$(30)	$1	$2	$(33)	$(60)	$3	$4
———————————————
(a)Reflects enhanced early retirement benefit.

9.  Debt

Significant long-term debt issuances and borrowings during the six months ended June 30, 2026 were as follows:

	Principal Amount	Interest Rate			Maturity Date
	(millions)
FPL:
First mortgage bonds	$2,250	5.125%	–	5.900%	2036	–	2066
NEECH:
Debentures – fixed	$1,300	4.40%	–	5.85%	2031	–	2056
Euro denominated debentures – fixed(a)	$1,549	2.989%	–	3.624%	2030	–	2034
Debentures, related to NEE's equity units	$2,300	4.00%			2031	–	2034
Euro denominated junior subordinated debentures – fixed(a)(b)	$2,067	4.20%	–	4.75%	2056
Junior subordinated debentures – fixed	$600	6.50%			2086
Junior subordinated debentures – fixed(c)	$3,750	6.000%	–	6.625%	2056	–	2066
NEER:
Senior secured limited-recourse debt	$372	6.59%			2033
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
(c)Three series of junior subordinated debentures were issued in June 2026 and will initially bear interest at 6.000% until October 1, 2031, 6.200% until October 1, 2036 and 6.625% until October 1, 2046, respectively, and thereafter each series will bear interest at a rate based on an underlying index plus a specified margin, to be reset every five years, provided that the interest rates will not reset below the respective initial interest rates.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In March 2026, NEE sold $2.3 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 2.5% undivided beneficial ownership interest in a Series P Debenture due February 15, 2031, and, initially, a 2.5% undivided beneficial ownership interest in a Series Q Debenture due February 15, 2034, each issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than February 15, 2029 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments), based on a price per share range described in the following sentence. If purchased on the final settlement date, as of June 30, 2026, the number of shares issued per equity unit would (subject to antidilution adjustments) range from 0.5435 shares if the applicable market value of a share of NEE common stock is less than or equal to $91.99 (the reference price) to 0.4348 shares if the applicable market value of a share is equal to or greater than $115.00 (the threshold appreciation price), with the applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending on February 12, 2029. Total annual distributions on the equity units are at the rate of 7.375%, consisting of interest on the debentures (4.000% per year) and payments under the stock purchase contracts (3.375% per year). The interest rate on the debentures is expected to be reset on or after August 15, 2028. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interests in the NEECH debentures that are components of each Corporate Unit are pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

10.  Equity

Earnings Per Share – The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(millions, except per share amounts)
Numerator – net income attributable to NEE	$3,144	$2,028	$5,326	$2,862
Denominator:
Weighted-average number of common shares outstanding – basic	2,083.5	2,056.7	2,083.0	2,056.1
Equity units, stock options, performance share awards, restricted stock and exchangeable notes(a)	9.9	4.6	9.9	4.9
Weighted-average number of common shares outstanding – assuming dilution	2,093.4	2,061.3	2,092.9	2,061.0
Earnings per share attributable to NEE:
Basic	$1.51	$0.99	$2.56	$1.39
Assuming dilution	$1.50	$0.98	$2.54	$1.39
———————————————
(a)Calculated primarily using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options, performance share awards and/or exchangeable notes, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 39.0 million and 72.9 million for the three months ended June 30, 2026 and 2025, respectively, and 23.6 million and 72.6 million for the six months ended June 30, 2026 and 2025, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Accumulated Other Comprehensive Income (Loss) – The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended June 30, 2026
Balances, March 31, 2026	$19		$(17)		$33	$(80)	$11	$(34)
Other comprehensive loss before reclassifications	—		(5)		—	(12)	—	(17)
Amounts reclassified from AOCI	1	(a)	2	(b)	—	—	—	3
Net other comprehensive income (loss)	1		(3)		—	(12)	—	(14)
Balances, June 30, 2026	$20		$(20)		$33	$(92)	$11	$(48)
———————————————
(a)Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 – Income Statement Impact of Derivative Instruments.
(b)Reclassified to gains on disposal of investments and other property – net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Six Months Ended June 30, 2026
Balances, December 31, 2025	$19		$—		$33	$(72)	$11	$(9)
Other comprehensive loss before reclassifications	—		(23)		—	(20)	—	(43)
Amounts reclassified from AOCI	1	(a)	3	(b)	—	—	—	4
Net other comprehensive income (loss)	1		(20)		—	(20)	—	(39)
Balances, June 30, 2026	$20		$(20)		$33	$(92)	$11	$(48)
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

11.  Summary of Significant Accounting and Reporting Policies

Rate Regulation – In February 2026, the Office of Public Counsel, Floridians Against Increased Rates, Inc. and, as a group, Florida Rising, Inc., Environmental Confederation of Southwest Florida, Inc. and League of United Latin American Citizens of Florida (collectively, the non-signatories) filed with the FPSC a joint motion for reconsideration and a joint request for oral argument, and filed notices of appeal with the Florida Supreme Court, in each case challenging the FPSC's final order approving the 2025 rate agreement. In April 2026, the FPSC denied substantially all of the non-signatories' joint motion for reconsideration, granting only a limited correction to expand on the discussion of FPL's performance under the Florida Energy Efficiency and Conservation Act in the final order. In May 2026, notices of appeal were filed with the Florida Supreme Court challenging the FPSC's order denying reconsideration of the FPSC's final order approving the 2025 rate agreement. In June 2026, the Florida Supreme Court consolidated the appeals into a single proceeding. The rate case docket will remain open pending resolution of the consolidated appeal before the Florida Supreme Court.

The use of RSM for the three and six months ended June 30, 2026 is permitted by the 2025 rate agreement, and, for the prior year periods the use of reserve amortization was permitted by the 2021 rate agreement. The RSM reserve, which is authorized up to approximately $1.5 billion, after tax, over the term of the 2025 rate agreement, includes ITC amortization for battery storage projects placed in service in 2025, the remaining balance from FPL's previous reserve amortization mechanism as of January 1, 2026 and certain amounts related to deferred tax liabilities. In accordance with the terms of the 2025 rate agreement, RSM amortization is recorded as either an increase or decrease to noncurrent regulatory assets or liabilities, as applicable, on NEE’s and FPL’s condensed consolidated balance sheets. In accordance with the terms of the 2021 rate agreement, reserve amortization was recorded as either an increase or decrease to noncurrent regulatory assets on NEE's and FPL's condensed consolidated balance sheets. FPL files a twelve-month forecast with the FPSC each year which contains a regulatory ROE intended to be earned based on the best information FPL has at that time, assuming normal weather. This forecast establishes a targeted regulatory ROE.

In order to earn a targeted regulatory ROE in each reporting period, subject to conditions of the effective rate agreement, RSM amortization and reserve amortization, as applicable, are calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by the RSM amortization or reserve amortization, as applicable, to earn the targeted regulatory ROE. In certain periods, the RSM amortization or reserve amortization, as applicable, are reversed so as not to exceed the targeted regulatory ROE. During the three months ended June 30, 2026, FPL recorded the reversal of RSM amortization of approximately $147 million ($110 million after tax) in depreciation and amortization expense in NEE and FPL’s condensed consolidated statements of income. During the six months ended June 30, 2026, FPL recorded RSM amortization of approximately $196 million, after tax, which is reflected as a decrease of $150 million in income taxes and a decrease of $62 million in depreciation and amortization expense ($46 million after tax) in NEE and FPL’s condensed consolidated statements of income. During the three and six months ended June 30, 2025, FPL recorded reserve amortization of approximately $19 million and $641 million, respectively, which are reflected as pre-tax depreciation and amortization expense on NEE and FPL’s condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Restricted Cash – As of June 30, 2026 and December 31, 2025, NEE had approximately $356 million ($42 million for FPL) and $194 million ($46 million for FPL), respectively, of restricted cash. Restricted cash accounts are included in current other assets on NEE's and FPL's condensed consolidated balance sheets and primarily relate to debt service payments and margin cash collateral requirements at NEER and bond proceeds held for construction at FPL. In addition, where offsetting positions exist, restricted cash related to margin cash collateral of $43 million is netted against derivative assets and $205 million is netted against derivative liabilities as of June 30, 2026 and $50 million is netted against derivative assets and $81 million is netted against derivative liabilities as of December 31, 2025. See Note 2.

Structured Payables – As of June 30, 2026 and December 31, 2025, NEE's outstanding obligations under its structured payables program were approximately $2.5 billion and $4.2 billion, respectively.

Income Taxes – Clean energy tax credits generated during the taxable year can be transferred to an unrelated purchaser for cash and are accounted for under Accounting Standards Codification 740 – Income Taxes. Proceeds resulting from the sales of clean energy tax credits for the six months ended June 30, 2026 and 2025 of approximately $1,173 million ($169 million at FPL) and $310 million ($0 million at FPL), respectively, are reported in the cash received for income taxes – net within the supplemental disclosures of cash flow information on NEE's and FPL's condensed consolidated statements of cash flows. In connection with entering into the agreements to sell clean energy tax credits, NEECH provides certain indemnifications to the purchasers regarding the existence and qualifications of such credits. NEE has not recorded any material liability related to these indemnifications after considering the nature of the indemnifications and NEE’s experience in generating and utilizing clean energy tax credits. NEE's exposure to refund credits sold generally terminates based on the individual purchaser’s tax return statute of limitations which cannot be estimated.

Noncontrolling Interests – As of June 30, 2026 and December 31, 2025, approximately $9,738 million and $10,654 million, respectively, of noncontrolling interests on NEE's condensed consolidated balance sheets relates to differential membership interests. For the three months ended June 30, 2026 and 2025, NEE recorded earnings of approximately $536 million and $417 million, respectively, and for the six months ended June 30, 2026 and 2025 approximately $1,047 million and $811 million, respectively, associated with differential membership interests, which is reflected as net loss attributable to noncontrolling interests in NEE's condensed consolidated statements of income.

Leases – For the three months ended June 30, 2026 and 2025, operating lease income of approximately $113 million and $57 million, respectively, and for the six months ended June 30, 2026 and 2025, $216 million and $117 million, respectively, was recognized as operating revenue in NEE's condensed consolidated statements of income.

Disposal of a Business – In March 2026, a subsidiary of NEET sold an ownership interest, representing an approximately 50% economic interest, as part of a joint venture (transmission joint venture), consisting of a rate-regulated electric transmission asset located in California, for cash proceeds of approximately $287 million, subject to post-closing adjustments. A NEET subsidiary continues to operate the rate-regulated electric transmission asset included in the sale. In connection with the sale and extinguishment of the related debt, a net gain of approximately $133 million ($107 million after tax) was recorded in NEE's condensed consolidated statements of income for the six months ended June 30, 2026. Approximately $253 million is included in gains on disposal of businesses/assets – net, offset by $120 million recorded as interest expense. Total assets of approximately $831 million, primarily property, plant and equipment and total liabilities of approximately $512 million, primarily long-term debt, were removed from NEE's balance sheet and an equity method investment of approximately $287 million was recorded as a result of the transaction. NEE's remaining interest, an approximately 50% economic interest, in the transmission joint venture is a noncontrolling interest based on the governance structure of the joint venture. The fair value of NEE's retained interest was calculated based on significant estimates and assumptions, including Level 3 (unobservable) inputs. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices.

Environmental Credits – In May 2026, the Financial Accounting Standards Board issued an accounting standards update related to environmental credits (such as renewable energy credits) and environmental credit obligations. The update provides recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The standards update will be effective for NEE and FPL beginning January 1, 2028. The requirements will be applied retrospectively with early adoption permitted. NEE and FPL are currently evaluating the effect of adopting this update on their consolidated financial statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Property, Plant and Equipment – Property, plant and equipment consists of the following:

	NEE		FPL
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(millions)
Electric plant in service and other property	$178,266	$170,129	$98,506	$94,837
Nuclear fuel	2,160	2,026	1,275	1,201
Construction work in progress	32,282	24,556	8,870	7,673
Property, plant and equipment, gross	212,708	196,711	108,651	103,711
Accumulated depreciation and amortization	(42,256)	(40,514)	(22,721)	(21,956)
Property, plant and equipment – net	$170,452	$156,197	$85,930	$81,755

During the three months ended June 30, 2026 and 2025, FPL recorded AFUDC of approximately $75 million and $52 million, respectively, including AFUDC – equity of $58 million and $40 million, respectively. During the six months ended June 30, 2026 and 2025, FPL recorded AFUDC of approximately $140 million and $100 million, respectively, including AFUDC – equity of $108 million and $77 million, respectively. During the three months ended June 30, 2026 and 2025, NEER capitalized interest on construction projects of approximately $218 million and $159 million, respectively. During the six months ended June 30, 2026 and 2025, NEER capitalized interest on construction projects of approximately $403 million and $298 million, respectively.

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

As of June 30, 2026, estimated capital expenditures, on an accrual basis, for the remainder of 2026 through 2030 were as follows:

	Remainder of 2026	2027	2028	2029	2030	Total
	(millions)
FPL:
Generation:(a)
New(b)	$2,170	$4,330	$4,010	$4,820	$4,225	$19,555
Existing	330	1,360	1,300	1,300	1,350	5,640
Transmission and distribution(c)	2,195	4,910	4,775	5,900	6,720	24,500
Nuclear fuel	145	345	450	390	380	1,710
General and other	545	755	740	665	620	3,325
Total	$5,385	$11,700	$11,275	$13,075	$13,295	$54,730
NEER:(d)
Wind(e)	$915	$1,485	$3,220	$190	$115	$5,925
Solar(f)	5,810	6,690	3,555	95	450	16,600
Other clean energy(g)	2,655	4,070	1,660	35	10	8,430
Nuclear, including nuclear fuel	470	1,110	875	510	455	3,420
Regulated electric and gas transmission	545	1,025	760	680	905	3,915
Other	320	370	325	345	370	1,730
Total	$10,715	$14,750	$10,395	$1,855	$2,305	$40,020
———————————————
(a)Includes AFUDC of approximately $115 million, $265 million, $245 million, $275 million and $235 million for the remainder of 2026 through 2030, respectively.
(b)Includes land, generation structures, transmission interconnection and integration and licensing.
(c)Includes AFUDC of approximately $45 million, $95 million, $105 million, $165 million and $160 million for the remainder of 2026 through 2030, respectively.
(d)Represents capital expenditures for which applicable internal approvals and also, if required, regulatory approvals have been received.
(e)Consists of capital expenditures for new wind projects and repowering of existing wind projects totaling approximately 3,637 MW, and related transmission.
(f)Includes capital expenditures for new solar projects (including solar plus battery storage projects) totaling approximately 16,245 MW and related transmission.
(g)Includes capital expenditures primarily for battery storage projects totaling approximately 6,115 MW and related transmission, as well as renewable fuels projects.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

In addition to guarantees noted in Note 6 with regards to XPLR, NEECH has guaranteed or provided indemnifications or letters of credit related to third parties, including certain obligations of investments in joint ventures accounted for under the equity method, totaling approximately $873 million as of June 30, 2026. These obligations primarily relate to guaranteeing the obligations under equity capital contribution and purchased power agreements (PPAs) and the residual value of a financing lease. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries is the guarantor are recorded at fair value and are included in noncurrent other liabilities on NEE’s condensed consolidated balance sheets. Management believes that the exposure associated with these guarantees is not material.

Contracts – In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has firm commitments under long-term contracts primarily for the transportation of natural gas with expiration dates through 2051.

As of June 30, 2026, NEER has entered into contracts primarily for the purchase of wind turbines, wind towers, solar modules, batteries and transmission equipment and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel with expiration dates through 2033. Approximately $10.1 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the transportation and storage of natural gas with expiration dates through 2055.

The required capacity and/or minimum payments under contracts, including those discussed above, as of June 30, 2026 were estimated as follows:

	Remainder of 2026	2027	2028	2029	2030	Thereafter
	(millions)
FPL(a)	$625	$1,195	$1,165	$1,160	$1,195	$8,145
NEER(b)(c)	$5,395	$4,255	$720	$250	$170	$490
———————————————
(a)Includes approximately $215 million, $430 million, $430 million, $425 million, $425 million and $4,540 million for the remainder of 2026 through 2030 and thereafter, respectively, of firm commitments related to natural gas transportation agreements with affiliates. The charges associated with these agreements are recoverable through the fuel clause. For the three and six months ended June 30, 2026, the charges associated with these agreements totaled approximately $108 million and $208 million, respectively. For the three and six months ended June 30, 2025, the charges associated with these agreements totaled approximately $104 million and $204 million, respectively.
(b)Includes approximately $150 million of commitments to invest in technology and other investments through 2032. See Note 7 – Other.
(c)Includes approximately $1,585 million and $1,170 million for the remainder of 2026 and 2027, respectively, of joint obligations of NEECH and NEER.

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

Legal Proceedings – NEE, FPL, and certain current and former executives, are the named defendants in a purported shareholder securities class action lawsuit filed in the U.S. District Court for the Southern District of Florida in June 2023 and amended in December 2023 (2023 securities class action lawsuit) that seeks from the defendants unspecified damages allegedly resulting from alleged false or misleading statements regarding NEE's alleged campaign finance and other political activities. The alleged class of plaintiffs are all persons or entities who purchased or otherwise acquired NEE securities between December 2, 2021 and January 30, 2023. In September 2024, the class action lawsuit was dismissed with prejudice by the U.S. District Court for the Southern District of Florida. Following appeal, in November 2025, a panel of the U.S. Court of Appeals for the 11th Circuit reversed the dismissal and remanded the lawsuit for further proceedings. In June 2026, the named defendants and lead plaintiffs entered into a settlement agreement that, upon final court approval, would resolve the 2023 securities class action lawsuit. Under the terms of the settlement agreement, NEE would pay an aggregate of $150 million to settle all claims asserted in the 2023 securities class action lawsuit, inclusive of plaintiffs’ counsel’s fees and costs of administering the settlement. NEE’s payment would be covered by insurance. Both the settlement amount and the offsetting expected insurance recovery amount are reflected on the condensed consolidated balance sheet as of June 30, 2026.

In June 2026, the plaintiffs filed a motion requesting the court to preliminarily approve the settlement agreement, which remains pending. There can be no assurance as to the ultimate outcome of the 2023 securities class action lawsuit, including no assurance that the settlement agreement will be given final approval by the court. If the settlement agreement is not given final approval by the court, the defendants plan to continue to defend the securities class action lawsuit vigorously.

NEE, along with certain current and former executives and directors are the named defendants in purported shareholder derivative actions filed in the 15th Judicial Circuit in Palm Beach County, Florida in July 2023, March 2024 and May 2025, and in the U.S. District Court for the Southern District of Florida in October 2023, November 2023 (which the plaintiff voluntarily dismissed), July 2024 and April 2026 (which the court dismissed without prejudice), seeking unspecified damages allegedly resulting from, among other things, breaches of fiduciary duties and, in the cases filed in the U.S. District Court for the Southern District of Florida, violations of the federal securities laws, all purporting to relate to alleged campaign finance law violations and associated matters. NEE also has received demand letters and books and records requests from counsel representing other purported shareholders and containing similar allegations. These demands seek, among other things, a Board of Directors investigation of, and/or documentation regarding, these allegations. In June 2026, the parties entered into a settlement agreement that, upon final court approval, would resolve the purported shareholder derivative actions and the related shareholder litigation demands and inspection demands. Under the terms of the settlement agreement, insurance carriers, on behalf of the named defendants, would pay to NEE an aggregate of approximately $16 million, less plaintiffs' and shareholders' counsel's fees, to settle all claims asserted in the purported shareholder derivative actions, litigation demands and inspection demands. NEE’s payment would be covered by insurance. In addition, NEE would agree to implement or maintain certain corporate governance modifications or activities. Both the aggregate settlement amount and the offsetting expected insurance recovery amount are reflected on the condensed consolidated balance sheet as of June 30, 2026.

In June 2026, the plaintiffs filed a motion in one of the shareholder derivative actions requesting the 15th Judicial Circuit court in Palm Beach County, Florida to preliminarily approve the settlement agreement, on which the court deferred ruling pending additional submissions. There can be no assurance as to the ultimate outcome of the purported shareholder derivative actions or the related litigation and inspection demands, including no assurance that the settlement agreement will be given final approval by the court. If the settlement agreement is not given final approval by the court, the defendants plan to continue to defend against the claims in these proceedings vigorously.

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

XPLR, NEE and certain NEE executives who also serve or served as directors or officers of XPLR are the named defendants in a purported federal securities class action lawsuit filed in the U.S. District Court for the Southern District of California (Southern District of California) in July 2025 that seeks unspecified damages alleging that the defendants made false and misleading statements regarding XPLR's business model, XPLR distributions and arrangements relating to noncontrolling Class B members' interests under certain limited liability company agreements to which XPLR and certain of its subsidiaries are or were a party. The alleged class includes all persons or entities other than the defendants and certain affiliated parties of the defendants as named in the lawsuit who purchased or otherwise acquired XPLR securities between September 27, 2023 and January 27, 2025. In January 2026, the plaintiff filed an amended complaint expanding the putative class period to include all persons or entities other than the defendants and certain affiliated parties of the defendants as named in the lawsuit who purchased or otherwise acquired XPLR securities beginning on May 8, 2023. In March 2026, the defendants filed a motion to dismiss the complaint, which remains pending. The defendants are vigorously defending against the claims in this proceeding.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Net income attributable to NEE and significant expenses for NEE's reportable segments and the FPL reportable segment are shown below.

	Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
	FPL		NEER		Total	FPL	NEER		Total
	(millions)
Operating revenues	$4,896		$2,532		$7,428	$4,708	$1,914		$6,622
Corporate and Other					106				78
Total consolidated revenues					$7,534				$6,700

Less:
Fuel, purchased power and interchange	1,079		295			946	238
Other operations and maintenance	424		877			442	656
Depreciation and amortization	1,029		712			1,080	677
Taxes other than income taxes and other – net	543	(a)	124			523	106
Interest expense	349		333	(b)		326	413	(b)
Income tax expense (benefit)(c)	121		(253)			164	(352)

Other segment items(d)	61		1,190			48	807
Net income attributable to NEE for reportable segments	1,412		1,634		3,046	1,275	983		2,258

Reconciliation of segment profit/(loss)
Corporate and Other					98				(230)
Net income attributable to NEE	$1,412		$1,634		$3,144	$1,275	$983		$2,028
_________________________
(a)FPL's income statement line for taxes other than income taxes and other – net includes gains on disposal of businesses/assets – net.
(b)Interest expense allocated from NEECH to NextEra Energy Resources is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(c)Includes amounts that were recognized based on the tax sharing agreement with NEE. See Note 4.
(d)Other segment items for each reportable segment include:
FPL – Allowance for equity funds used during construction and other – net
NEER – Gains (losses) on disposal of businesses/assets – net, equity in earnings (losses) of equity method investees, allowance for equity funds used during construction, gains on disposal of investments and other property – net, change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net, other – net and net loss attributable to noncontrolling interests

	Six Months Ended June 30, 2026					Six Months Ended June 30, 2025
	FPL		NEER		Total	FPL		NEER		Total
	(millions)
Operating revenues	$9,167		$4,844		$14,011	$8,705		$4,076		$12,781
Corporate and Other					224					166
Total consolidated revenues					$14,235					$12,947

Less:
Fuel, purchased power and interchange	2,071		632			1,881		467
Other operations and maintenance	803		1,747			822		1,315
Depreciation and amortization	1,694		1,403			1,488		1,349
Taxes other than income taxes and other – net	1,048	(a)	244			999	(a)	223
Interest expense	687		834	(b)		644		961	(b)
Income tax expense (benefit)(c)	103		(600)			379		(868)

Other segment items(d)	113		2,069			99		526
Net income attributable to NEE for reportable segments	2,874		2,653		$5,527	2,591		1,155		$3,746

Reconciliation of segment profit/(loss)
Corporate and Other					(201)					(884)
Net income attributable to NEE	$2,874		$2,653		$5,326	$2,591		$1,155		$2,862
_________________________
(a)FPL's income statement line for taxes other than income taxes and other – net includes gains on disposal of businesses/assets – net.
(b)Interest expense allocated from NEECH to NextEra Energy Resources is based on a deemed capital structure of 70% debt and differential membership interests sold by NextEra Energy Resources' subsidiaries. Residual NEECH corporate interest expense is included in Corporate and Other.
(c)Includes amounts that were recognized based on the tax sharing agreement with NEE. See Note 4.
(d)Other segment items for each reportable segment include:
FPL – Allowance for equity funds used during construction and other – net
NEER – Gains (losses) on disposal of businesses/assets – net, equity in earnings (losses) of equity method investees, allowance for equity funds used during construction, gains on disposal of investments and other property – net, change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net, other – net and net loss attributable to noncontrolling interests

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)
NEE's and FPL's additional segment information is as follows:

	FPL	NEER	Total Reportable Segments	Corporate and Other	Total Consolidated
	(millions)
Three Months Ended June 30, 2026
Equity in earnings of equity method investees	$—	$333	$333	$—	$333
Net loss attributable to noncontrolling interests	$—	$522	$522	$—	$522

Six Months Ended June 30, 2026
Equity in earnings of equity method investees	$—	$503	$503	$1	$504
Net loss attributable to noncontrolling interests	$—	$1,017	$1,017	$—	$1,017
Capital expenditures, independent power and other investments and nuclear fuel purchases	$5,932	$13,449	$19,381	$8	$19,389

June 30, 2026
Property, plant and equipment – net	$85,930	$84,365	$170,295	$157	$170,452
Total assets	$111,662	$116,698	$228,360	$4,447	$232,807
Investment in equity method investees	$—	$5,951	$5,951	$20	$5,971

	FPL	NEER	Total Reportable Segments	Corporate and Other	Total Consolidated
	(millions)
Three Months Ended June 30, 2025
Equity in earnings of equity method investees	$—	$177	$177	$—	$177
Net loss attributable to noncontrolling interests	$—	$389	$389	$—	$389

Six Months Ended June 30, 2025
Equity in losses of equity method investees	$—	$(469)	$(469)	$—	$(469)
Net loss attributable to noncontrolling interests	$—	$758	$758	$—	$758
Capital expenditures, independent power and other investments and nuclear fuel purchases	$4,383	$9,237	$13,620	$6	$13,626

December 31, 2025
Property, plant and equipment – net	$81,755	$74,287	$156,042	$155	$156,197
Total assets	$105,158	$103,528	$208,686	$4,035	$212,721
Investment in equity method investees	$—	$5,509	$5,509	$19	$5,528

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(millions)				(millions)
FPL	$1,412	$1,275	$0.67	$0.62	$2,874	$2,591	$1.37	$1.26
NEER(a)	1,634	983	0.78	0.48	2,653	1,155	1.27	0.56
Corporate and Other	98	(230)	0.05	(0.12)	(201)	(884)	(0.10)	(0.43)
NEE	$3,144	$2,028	$1.50	$0.98	$5,326	$2,862	$2.54	$1.39
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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$640	$(189)	$596	$(701)
XPLR investment gains, net – NEER(b)	$(6)	$(1)	$(13)	$(643)
Change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds and OTTI, net – NEER	$134	$54	$92	$5
Merger-related expenses – Corporate and Other(c)	$(31)	$—	$(31)	$—
———————————————
(a)    For the three months ended June 30, 2026 and 2025, approximately $215 million of gains and $161 million of losses, respectively, and for the six months ended June 30, 2026 and 2025, approximately $245 million of gains and $206 million of losses, respectively, are included in NEER's net income; the remaining balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.
(b)    The six months ended June 30, 2025 includes an impairment charge related to the investment in XPLR. See Note 3 – Nonrecurring Fair Value Measurements.
(c)    See Note 5 – Proposed Business Combination.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE increased $1,116 million and $2,464 million for the three and six months ended June 30, 2026, respectively, reflecting higher results at FPL, NEER and Corporate and Other.

FPL's increase in net income for the three and six months ended June 30, 2026 was primarily driven by continued investments in plant in service and other property.

NEER's results increased for the three months ended June 30, 2026 primarily reflecting favorable non-qualifying hedge activity compared to 2025 and higher earnings from new investments. NEER's results increased for the six months ended June 30, 2026 primarily reflecting the absence of an impairment charge related to the investment in XPLR recorded in 2025, favorable non-qualifying hedge activity compared to 2025 and higher earnings from new investments.

Corporate and Other's results increased for the three and six months ended June 30, 2026 primarily due to favorable non-qualifying hedge activity compared to 2025, partly offset by higher interest expense driven by higher average debt balances.

NEE's effective income tax rates for the three months ended June 30, 2026 and 2025 were approximately (3)% and (19)%, respectively, and for the six months ended June 30, 2026 and 2025 were (15)% and (59)%, respectively. See Note 4 for a discussion of NEE's and FPL's effective income tax rates.

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

In May 2026, NEE and Dominion Energy entered into a merger agreement. See Note 5 – Proposed Business Combination.

FPL: Results of Operations

FPL's net income increased $137 million and $283 million for the three and six months ended June 30, 2026, respectively. Investments in plant in service and other property grew FPL's average rate base by approximately $6.8 billion and $6.6 billion for the three and six months ended June 30, 2026, respectively, when compared to the same periods in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of RSM for the three and six months ended June 30, 2026 is permitted by the 2025 rate agreement, and, for the prior year periods, the use of reserve amortization was permitted by the 2021 rate agreement. The RSM reserve, which is authorized up to approximately $1.5 billion, after tax, over the term of the 2025 rate agreement, includes ITC amortization for battery storage projects placed in service in 2025, the remaining balance from FPL's previous reserve amortization mechanism as of January 1, 2026 and certain amounts related to deferred tax liabilities.

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

During the three months ended June 30, 2026, FPL recorded the reversal of RSM amortization of approximately $110 million, after tax, reflecting the reversal of reserve amortization in accordance with the 2025 rate agreement. During the six months ended June 30, 2026, FPL recorded RSM amortization of approximately $196 million, after tax, reflecting ITC and reserve amortization in accordance with the 2025 rate agreement. During the three and six months ended June 30, 2025, FPL recorded pre-tax reserve amortization of approximately $19 million and $641 million, respectively. See Depreciation and Amortization Expense and Income Taxes below. FPL earned a regulatory ROE of approximately 11.70% and 11.60% on its retail rate base, based on a trailing thirteen-month average retail rate base as of June 30, 2026 and June 30, 2025, respectively.

FPL completed a twelve-month storm restoration charge that began in January 2025 for eligible storm restoration costs of approximately $1.2 billion, primarily related to surcharges for Hurricanes Debby, Helene and Milton which impacted FPL's service area in 2024.

In February 2026, the non‑signatories challenged the FPSC’s final order approving the 2025 rate agreement through a motion for reconsideration with the FPSC and appeals with the Florida Supreme Court. In April 2026, the FPSC denied substantially all of the motion for reconsideration, and the matter remains pending before the Florida Supreme Court. In May 2026, notices of appeal were filed with the Florida Supreme Court challenging the FPSC's order denying reconsideration of the FPSC's final order approving the 2025 rate agreement. In June 2026, the Florida Supreme Court consolidated the appeals into a single proceeding. See Note 11 – Rate Regulation.

Operating Revenues
During the three and six months ended June 30, 2026, operating revenues increased $188 million and $462 million, respectively.

Retail base revenues during the three and six months ended June 30, 2026 increased by approximately $276 million and $561 million, respectively, reflecting additional revenues of $251 million and $451 million, respectively, related to new retail base rates under the 2025 rate agreement. Retail base revenues for the three and six months ended June 30, 2026 were also impacted by increases of approximately 1.5% and 1.6%, respectively, in the average number of customer accounts, partly offset by decreases of 1.2% and 0.1%, respectively, in the average usage per retail customer when compared to the prior year periods.

The increase in operating revenues for the three and six months ended June 30, 2026 also reflects increases in fuel revenues of approximately $137 million and $207 million, respectively, and increases in storm protection plan cost recovery clause revenues of $47 million and $108 million, respectively. The increase in operating revenues for the three and six months ended June 30, 2026 was partly offset by decreases in storm cost recovery revenues of approximately $309 million and $556 million, respectively, primarily associated with the completion of surcharges for Hurricanes Debby, Helene and Milton, as discussed above.

Fuel, Purchased Power and Interchange
Fuel, purchased power and interchange expense increased $133 million during the three months ended June 30, 2026 primarily reflecting higher net recognition of previously deferred fuel costs, partly offset by lower fuel prices as compared to the prior year period. Fuel, purchased power and interchange expense increased $190 million during the six months ended June 30, 2026 primarily reflecting higher usage and higher net recognition of previously deferred fuel costs as compared to the prior year period.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $51 million during the three months ended June 30, 2026 primarily driven by lower amortization of deferred storm costs of approximately $309 million primarily associated with the completion of the surcharges related to Hurricanes Debby, Helene and Milton, as discussed above. This decrease was partly offset by the impact of the reversal of RSM amortization (reserve amortization in 2025) as well as higher plant in service balances. During the three months ended June 30, 2026, FPL recorded the reversal of pre-tax RSM amortization of approximately $147 million compared to reserve amortization of $19 million during the three months ended June 30, 2025.

Depreciation and amortization expense increased $206 million during the six months ended June 30, 2026 primarily reflecting the impact of lower RSM amortization (reserve amortization in 2025) as well as higher plant in service balances. During the six months ended June 30, 2026 and 2025, FPL recorded pre-tax RSM amortization (reserve amortization in 2025) of approximately $62 million and $641 million, respectively. The increase in depreciation and amortization expense during the six months ended June 30, 2026 is partly offset by approximately $556 million of lower amortization of deferred storm costs primarily associated with the completion of the surcharges related to Hurricanes Debby, Helene and Milton, as discussed above.

For the three and six months ended June 30, 2026, in order to achieve the targeted regulatory ROE, the use or reversal of RSM amortization is permitted by the 2025 rate agreement, and in the prior-year periods, the use of reserve amortization was permitted by the 2021 rate agreement. See Note 11 – Rate Regulation.

Income Taxes
During the six months ended June 30, 2026, FPL’s income taxes decreased $276 million primarily related to approximately $150 million of ITC amortization, utilized as part of the RSM, as well as higher clean energy tax credits as compared to the prior year period. As of June 30, 2026, approximately $1.335 billion, after tax, of total RSM reserve remains available under the 2025 rate agreement. See Note 11 – Rate Regulation and Note 4.

NEER: Results of Operations

NEER’s results increased $651 million and $1,498 million for the three and six months ended June 30, 2026, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(millions)
New investments(a)	$179	$271
Existing clean energy(a)	(27)	(8)
Customer supply(b)	(70)	(146)
NEET	(5)	97
Other, including financing costs, corporate general and administrative expenses, asset recycling, state taxes and other investment income	123	116
Change in non-qualifying hedge activity(c)	376	451
Change in unrealized gains/losses on equity securities held in nuclear decommissioning funds and OTTI, net(c)	80	87
XPLR investment gains, net(c)	(5)	630
Change in NEER's results	$651	$1,498
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
(c)    See Overview – Adjusted Earnings for additional information.

New Investments
Results from new investments for the three and six months ended June 30, 2026 increased primarily due to higher earnings related to new wind and solar generation.

Other Factors
Supplemental to the primary drivers of the changes in NEER's results discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended June 30, 2026 increased $618 million primarily due to:
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices (approximately $188 million of gains for the three months ended June 30, 2026 compared to $175 million of losses for the comparable period in 2025); and
•revenues from new investments of $213 million.

Operating revenues for the six months ended June 30, 2026 increased $768 million primarily due to:
•revenues from new investments of approximately $394 million;
•the impact of non-qualifying commodity hedges due primarily to changes in energy prices ($198 million of gains for the six months ended June 30, 2026 compared to $13 million of gains for the comparable period in 2025); and

•revenues of $119 million from higher generation at other peak generation facilities, driven by favorable weather.

Operating Expenses – net
Operating expenses – net for the three months ended June 30, 2026 increased $331 million primarily due to increases of $221 million in O&M expense and $57 million in fuel, purchased power and interchange expense. Operating expenses – net for the six months ended June 30, 2026 increased $672 million primarily due to increases of $432 million in O&M expense and $165 million in fuel, purchased power and interchange expense. The increases for both periods were primarily associated with growth across the NEER businesses.

Gains on Disposal of Businesses/Assets – net
Gains on disposal of businesses/assets – net for the six months ended June 30, 2026 increased $195 million primarily as a result of the sale of ownership interests in a transmission asset. See Note 11 – Disposal of a Business.

Interest Expense
NEER’s interest expense for the six months ended June 30, 2026 decreased $127 million primarily reflecting approximately $321 million of favorable impacts related to changes in the fair value of interest rate derivative instruments, partly offset by higher average debt balances as well as a loss on extinguishment of debt as a result of the sale of ownership interests in a transmission asset (see Note 11 – Disposal of a Business).

Equity in Earnings (Losses) of Equity Method Investees
NEER recognized $333 million and $177 million of equity in earnings of equity method investees for the three months ended June 30, 2026 and 2025. NEER recognized $503 million of equity in earnings of equity method investees for the six months ended June 30, 2026, compared to $469 million of equity in losses of equity method investees for the six months ended June 30, 2025. The change for the three and six months ended June 30, 2026 reflects higher earnings from equity method investees as well as a gain of approximately $119 million related to the sale of a partial interest in an equity method investment. The change for the six months ended June 30, 2026 also reflects the absence of an impairment charge related to the investment in XPLR recorded in 2025 of approximately $0.7 billion ($0.5 billion after tax) (see Note 3 – Nonrecurring Fair Value Measurements).

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

Caliber Acquisition
On June 30, 2026, a 95% owned subsidiary of NextEra Energy Resources completed the Caliber acquisition. See Note 5 – Caliber Acquisition.

Duane Arnold Ownership Interest
In July 2026, NextEra Energy Resources obtained 100% ownership of Duane Arnold through the acquisition of the remaining ownership interest.

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

Corporate and Other's results increased $328 million during the three months ended June 30, 2026 primarily due to favorable after-tax impacts of approximately $453 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments (see Note 2), partly offset by higher interest expense driven by higher average debt balances.

Corporate and Other's results increased $683 million during the six months ended June 30, 2026 primarily due to favorable after-tax impacts of approximately $846 million, as compared to the prior year period, related to non-qualifying hedge activity as a result of changes in the fair value of interest rate derivative instruments (see Note 2), partly offset by higher interest expense driven by higher average debt balances.

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

Cash Flows

NEE's sources and uses of cash for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
	(millions)
Sources of cash:
Cash flows from operating activities	$7,276	$5,958
Issuances of long-term debt, including premiums and discounts	15,566	12,996
Sale of independent power and other investments of NEER	448	309
Cash swept from related parties – net	13	—
Issuances of common stock/equity units	31	22
Net increase in commercial paper and other short-term debt	3,431	2,907
Other sources – net	58	22
Total sources of cash	26,823	22,214
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(19,389)	(13,626)
Retirements of long-term debt	(4,032)	(5,160)
Repayments of cash swept to related parties – net	—	(129)
Dividends on common stock	(2,599)	(2,332)
Other uses – net	(583)	(394)
Total uses of cash	(26,603)	(21,641)
Effects of currency translation on cash, cash equivalents and restricted cash	(4)	7
Net increase in cash, cash equivalents and restricted cash	$216	$580

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 12 – Commitments for estimated capital expenditures for the remainder of 2026 through 2030.

The following table provides a summary of capital investments for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
	(millions)
FPL:
Generation:
New	$2,123	$1,152
Existing	848	518
Transmission and distribution	2,346	2,202
Nuclear fuel	152	98
General and other	396	311
Other, primarily change in accrued property additions and the exclusion of AFUDC – equity	67	102
Total	5,932	4,383
NEER:
Wind	2,347	2,501
Solar (includes solar plus battery storage projects)	6,337	3,480
Other clean energy	1,604	2,224
Nuclear (includes nuclear fuel)	355	260
Customer supply – natural gas and oil production	1,112	244
Regulated electric and gas transmission	367	262
Other	1,327	266
Total	13,449	9,237
Corporate and Other	8	6
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$19,389	$13,626

Liquidity

As of June 30, 2026, NEE's total net available liquidity was approximately $18.1 billion. The table below provides the components of FPL's and NEECH's net available liquidity as of June 30, 2026.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
	(millions)
Syndicated revolving credit facilities(a)	$4,500	$10,500	$15,000	2028 – 2031	2027 – 2031
Issued letters of credit	—	(416)	(416)
	4,500	10,084	14,584

Bilateral revolving credit facilities(b)	2,580	3,650	6,230	2026 – 2029	2026 – 2029
Borrowings	—	(850)	(850)
	2,580	2,800	5,380

Letter of credit facilities(c)	—	4,977	4,977		2027 – 2029
Issued letters of credit	—	(4,189)	(4,189)
	—	788	788

Subtotal	7,080	13,672	20,752

Cash and cash equivalents	89	2,775	2,864
Commercial paper and other short-term borrowings outstanding(d)	(86)	(5,258)	(5,344)
Cash swept from unconsolidated entities	—	(132)	(132)
Net available liquidity	$7,083	$11,057	$18,140
———————————————
(a)    Provide for the funding of loans up to the amount of the credit facility and the issuance of letters of credit up to $1,450 million ($450 million for FPL and $1,000 million for NEECH). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s syndicated revolving credit facilities are also available to support the purchase of $1,566 million of pollution control, solid waste disposal and industrial development revenue bonds in the event they are tendered by individual bondholders and not remarketed prior to maturity, as well as the repayment of approximately $2,223 million of floating rate notes in the event an individual noteholder requires repayment at specified dates prior to maturity. As of June 30, 2026, approximately $3,250 million of NEECH's syndicated revolving credit facilities expire over the next 12 months.
(b)    Only available for the funding of loans. As of June 30, 2026, approximately $2,350 million of FPL's and $2,900 million of NEECH's bilateral revolving credit facilities expire over the next 12 months.
(c)    Only available for the issuance of letters of credit. As of June 30, 2026, approximately $52 million of the letter of credit facilities expire over the next 12 months.
(d)    Excludes short-term borrowings under NEECH's bilateral revolving credit facilities of $650 million, which are included in borrowings above.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. See Note 6 and Note 12 – Commitments regarding guarantees of obligations on behalf of unconsolidated entities. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. As of June 30, 2026, NEE believes that there is no material exposure related to these guarantee arrangements.

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

In addition, as of June 30, 2026, NEE subsidiaries had approximately $7.8 billion in guarantees related to obligations under PPAs and acquisition agreements, interconnection agreements, nuclear-related activities, support for NEER's retail electricity provider activities, as well as other types of contractual obligations (see Note 12 – Commitments).

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. As of June 30, 2026, these guarantees totaled approximately $3.3 billion and support, among other things, cash management activities, including those related to debt service and operations and maintenance service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale energy commodities. As of June 30, 2026, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices as of June 30, 2026) plus contract settlement net payables, net of collateral posted for obligations under these guarantees, totaled approximately $1.5 billion.

As of June 30, 2026, subsidiaries of NEE also had approximately $8.0 billion of standby letters of credit and approximately $1.8 billion of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support substantially all of the standby letters of credit.

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

Summarized financial information of NEE and NEECH is as follows:

	Six Months Ended June 30, 2026			Year Ended December 31, 2025
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Operating revenues	$(1)	$5,088	$14,235	$(8)	$9,191	$27,412
Operating income (loss)	$(233)	$1,054	$4,446	$(378)	$1,765	$8,280
Net income (loss)	$(283)	$1,465	$4,309	$(1,279)	$335	$5,332
Net income (loss) attributable to NEE/NEECH	$(283)	$2,481	$5,326	$(1,279)	$1,838	$6,835

	June 30, 2026			December 31, 2025
	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)	Issuer/Guarantor Combined(a)	NEECH Consolidated(b)	NEE Consolidated(b)
	(millions)
Total current assets	$1,631	$10,817	$15,467	$1,530	$9,422	$13,584
Total noncurrent assets	$2,706	$111,026	$217,340	$2,546	$98,902	$199,137
Total current liabilities	$10,499	$23,692	$28,974	$3,887	$17,135	$22,817
Total noncurrent liabilities	$52,867	$81,216	$135,674	$44,680	$73,236	$123,425
Noncontrolling interests	$—	$10,969	$10,969	$—	$11,871	$11,871

————————————
(a)	Excludes intercompany transactions, and investments in, and equity in earnings of, subsidiaries.
(b)	Information has been prepared on the same basis of accounting as NEE's condensed consolidated financial statements.

New Accounting Rules and Interpretations

Environmental Credits – In May 2026, the Financial Accounting Standards Board issued an accounting standards update related to environmental credits and environmental credit obligations. See Note 11 – Environmental Credits.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2026 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL	NEE Total
	(millions)
Three Months Ended June 30, 2026
Fair value of contracts outstanding as of March 31, 2026	$1,390	$(1,078)	$(21)	$291
Reclassification to realized at settlement of contracts	(280)	115	(2)	(167)
Value of contracts acquired	3	37	—	40
Net option premium purchases (issuances)	21	—	—	21
Changes in fair value excluding reclassification to realized	318	19	(18)	319
Fair value of contracts outstanding as of June 30, 2026	1,452	(907)	(41)	504
Net margin cash collateral paid (received)				62
Total mark-to-market energy contract net assets (liabilities) as of June 30, 2026	$1,452	$(907)	$(41)	$566

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL	NEE Total
	(millions)
Six Months Ended June 30, 2026
Fair value of contracts outstanding as of December 31, 2025	$1,333	$(1,204)	$24	$153
Reclassification to realized at settlement of contracts	(369)	309	(59)	(119)
Value of contracts acquired	5	163	—	168
Net option premium purchases (issuances)	23	9	—	32
Changes in fair value excluding reclassification to realized	460	(184)	(6)	270
Fair value of contracts outstanding as of June 30, 2026	1,452	(907)	(41)	504
Net margin cash collateral paid (received)				62
Total mark-to-market energy contract net assets (liabilities) as of June 30, 2026	$1,452	$(907)	$(41)	$566

NEE's total mark-to-market energy contract net assets (liabilities) as of June 30, 2026 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2026
(millions)
Current derivative assets	$1,248
Noncurrent derivative assets	1,768
Current derivative liabilities	(884)
Noncurrent derivative liabilities	(1,566)
NEE's total mark-to-market energy contract net assets	$566

The sources of fair value estimates and maturity of energy contract derivative instruments as of June 30, 2026 were as follows:

	Maturity
	2026	2027	2028	2029	2030	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(144)	$(33)	$11	$(8)	$25	$32	$(117)
Significant other observable inputs	438	306	125	46	14	83	1,012
Significant unobservable inputs	6	21	35	53	77	365	557
Total	300	294	171	91	116	480	1,452
Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	(55)	(81)	(39)	7	11	3	(154)
Significant other observable inputs	(98)	(201)	(137)	(123)	(36)	(357)	(952)
Significant unobservable inputs	39	24	(1)	18	8	111	199
Total	(114)	(258)	(177)	(98)	(17)	(243)	(907)
Owned Assets – FPL
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(2)	(4)	(7)	(6)	(5)	(16)	(40)
Significant unobservable inputs	—	(1)	—	—	—	—	(1)
Total	(2)	(5)	(7)	(6)	(5)	(16)	(41)
Total sources of fair value	$184	$31	$(13)	$(13)	$94	$221	$504

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2025 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL	NEE Total
	(millions)
Three Months Ended June 30, 2025
Fair value of contracts outstanding as of March 31, 2025	$1,288	$(1,434)	$62	$(84)
Reclassification to realized at settlement of contracts	(147)	94	31	(22)
Value of contracts acquired	—	4	—	4
Net option premium purchases (issuances)	(12)	10	—	(2)
Changes in fair value excluding reclassification to realized	53	(117)	(137)	(201)
Fair value of contracts outstanding as of June 30, 2025	1,182	(1,443)	(44)	(305)
Net margin cash collateral paid (received)				(13)
Total mark-to-market energy contract net assets (liabilities) as of June 30, 2025	$1,182	$(1,443)	$(44)	$(318)

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL	NEE Total
	(millions)
Six Months Ended June 30, 2025
Fair value of contracts outstanding as of December 31, 2024	$1,344	$(1,524)	$38	$(142)
Reclassification to realized at settlement of contracts	(476)	289	23	(164)
Value of contracts acquired	1	4	—	5
Net option premium purchases (issuances)	(1)	12	—	11
Changes in fair value excluding reclassification to realized	314	(224)	(105)	(15)
Fair value of contracts outstanding as of June 30, 2025	1,182	(1,443)	(44)	(305)
Net margin cash collateral paid (received)				(13)
Total mark-to-market energy contract net assets (liabilities) as of June 30, 2025	$1,182	$(1,443)	$(44)	$(318)

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading(a)		Non-Qualifying Hedges and FPL Hedges(b)		Total
	FPL	NEE	FPL	NEE	FPL	NEE
	(millions)
December 31, 2025	$—	$14	$9	$92	$9	$83
June 30, 2026	$—	$10	$3	$59	$3	$62
Average for the six months ended June 30, 2026	$—	$11	$6	$83	$6	$79
———————————————
(a)    The VaR figures for the trading portfolio include positions that are marked to market. Taking into consideration offsetting unmarked non-derivative positions, such as physical inventory, the trading VaR figures were approximately $3 million and $5 million as of June 30, 2026 and December 31, 2025, respectively.
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Special use funds	$2,435	$2,435	$2,453	$2,453
Other investments, primarily debt securities	$2,285	$2,285	$2,280	$2,280
Long-term debt, including current portion	$104,203	$101,870	$93,056	$91,614
Interest rate contracts – net unrealized losses	$279	$279	$(252)	$(252)
FPL:
Special use funds	$1,884	$1,884	$1,885	$1,885
Long-term debt, including current portion	$30,516	$28,681	$28,682	$27,354
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

As of June 30, 2026, NEE had interest rate contracts with a net notional amount of approximately $55.1 billion to manage exposure to the variability of cash flows primarily associated with expected future and outstanding debt issuances at NEECH and NEER. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, the fair value of NEE's net liabilities would increase by approximately $5,783 million ($1,528 million for FPL) as of June 30, 2026.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities carried at their market value of approximately $7,709 million and $7,007 million ($5,326 million and $4,840 million for FPL) as of June 30, 2026 and December 31, 2025, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes marketable securities which are broadly diversified. As of June 30, 2026, a hypothetical 10% decrease in the prices quoted on stock exchanges would result in an approximately $727 million ($495 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related regulatory asset or liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds – net in NEE's condensed consolidated statements of income. See Note 3.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of June 30, 2026, NEE's credit risk exposure associated with its energy marketing and trading operations, taking into account collateral and contractual netting rights, totaled approximately $3.1 billion ($187 million for FPL), of which approximately 81% (99% for FPL) was with companies that have investment grade credit ratings. See Note 2.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2026.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in the 2025 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2025 Form 10-K, together with other information set forth in this report and the risk factors disclosed in the "Risk Factors" section of the joint proxy statement/prospectus included in the Registration Statement on Form S-4 (File No. 333-297351), which risk factors are incorporated by reference herein, and which registration statement was initially filed with the SEC on July 9, 2026 and subsequently declared effective by the SEC on July 23, 2026, could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects and should be carefully considered. The risks described in the 2025 Form 10-K and in the joint proxy statement/prospectus included in the Registration Statement on Form S-4 are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2026 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/26 – 4/30/26	—	$—	—	180,000,000
5/1/26 – 5/31/26	17,868	$93.50	—	180,000,000
6/1/26 – 6/30/26	—	$—	—	180,000,000
Total	17,868	$93.50	—
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

Item 5. Other Information

(c)    Rule 10b5-1 trading arrangements terminated during the three months ended June 30, 2026 were as follows:

•On April 24, 2026, Charles E. Sieving, Executive Vice President, Chief Legal, Environmental and Federal Regulatory Affairs Officer of NEE, terminated a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 132,184 shares of NEE's common stock until December 31, 2026 that was originally entered into on January 27, 2026.
•On April 24, 2026, John W. Ketchum, Chairman, President and Chief Executive Officer of NEE and Chairman of FPL, terminated a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 88,605 shares of NEE's common stock until February 17, 2027 that was originally entered into on January 28, 2026.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL

*2
Agreement and Plan of Merger, dated as of May 15, 2026, among NextEra Energy, Inc., WG Development Corp., CS Holdco, LLC and Dominion Energy, Inc. (filed as Exhibit 2.1 to Form 8-K dated May 18, 2026, File No. 1-8841)**
x
*3	Amended and Restated Bylaws of NextEra Energy, Inc., effective July 8, 2026 (filed as Exhibit 3(ii) to Form 8-K dated July 8, 2026, File No. 1-8841)	x
4(a)	One Hundred Forty-First Supplemental Indenture dated as of May 1, 2026 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
4(b)	Officer's Certificate of Florida Power & Light Company, dated May 26, 2026, creating the Floating Rate Notes, Series due June 1, 2076	x	x
4(c)	Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc. dated June 22, 2026 creating the Series AA Junior Subordinated Debentures due October 1, 2056	x
4(d)	Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc. dated June 22, 2026 creating the Series BB Junior Subordinated Debentures due October 1, 2056	x
4(e)	Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc. dated June 22, 2026 creating the Series CC Junior Subordinated Debentures due October 1, 2066	x
10(a)	Executive Retention Employment Agreement between NextEra Energy, Inc. and Scott Bores dated as of May 18, 2026	x	x
*10(b)	XPLR Infrastructure, LP Amended and Restated 2024 Long Term Incentive Plan (filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2026, File No. 1-36518)	x
22	Guaranteed Securities	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x	x
101.SCH	Inline XBRL Schema Document	x	x
101.PRE	Inline XBRL Presentation Linkbase Document	x	x
101.CAL	Inline XBRL Calculation Linkbase Document	x	x
101.LAB	Inline XBRL Label Linkbase Document	x	x
101.DEF	Inline XBRL Definition Linkbase Document	x	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	x	x
___________________________
* Incorporated herein by reference.
** Certain schedules and exhibits to Exhibit 2 have been omitted as permitted by Item 601 of Regulation S-K.

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

Date: July 24, 2026

NEXTERA ENERGY, INC. (Registrant)

WILLIAM J. GOUGH
William J. Gough Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

FLORIDA POWER & LIGHT COMPANY (Registrant)

AMIN A. MOHOMED
Amin A. Mohomed Vice President, FPL Accounting and Controller (Principal Accounting Officer)